Form 10-Q
period 2015-06-27
Wingstop Inc.
filed 2015-08-07
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 001-37425

WINGSTOP INC.
(Exact name of registrant as specified in its charter)

Delaware	47-3494862
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5501 LBJ Freeway, 5th Floor, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

(972) 686-6500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

On August 3, 2015 there were 28,581,182 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION.

Item 1.     Financial Statements.
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	June 27, 2015	December 27, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,875	$9,723
Accounts receivable, net	2,577	2,380
Prepaid expenses and other current assets	4,988	2,848
Advertising fund assets, restricted	3,805	3,170
Total current assets	16,245	18,121
Property and equipment, net	3,328	3,622
Goodwill	45,128	45,128
Trademarks	32,700	32,700
Customer relationships, net	18,982	19,668
Other non-current assets	996	997
Total assets	$117,379	$120,236
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$1,193	$1,502
Other current liabilities	5,220	6,895
Current portion of debt	—	4,869
Advertising fund liabilities, restricted	3,805	3,170
Total current liabilities	10,218	16,436
Long-term debt, net of current	100,500	88,852
Deferred revenues, net of current	7,333	7,159
Deferred income tax liabilities, net	14,804	15,250
Other non-current liabilities	1,971	1,533
Total liabilities	134,826	129,230
Commitments and contingencies (see note 8)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,581,182 and 26,101,755 shares issued and outstanding as of June 27, 2015 and December 27, 2014, respectively	286	261
Additional paid-in-capital	36,064	2,313
Accumulated deficit	(53,797)	(11,568)
Total stockholders' deficit	(17,447)	(8,994)
Total liabilities and stockholders' deficit	$117,379	$120,236

See accompanying notes to consolidated financial statements

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Revenue
Royalty revenue and franchise fees	$11,400	$9,151	$22,557	$17,810
Company-owned restaurant sales	7,832	7,150	15,701	15,165
Total revenue	19,232	16,301	38,258	32,975
Costs and expenses
Cost of sales (*)	5,516	4,968	11,252	10,279
Selling, general and administrative	10,665	5,562	18,341	10,323
Depreciation and amortization	645	727	1,308	1,542
Total costs and expenses	16,826	11,257	30,901	22,144
Operating income	2,406	5,044	7,357	10,831
Interest expense, net	1,177	979	1,964	1,995
Other (income) expense, net	257	73	286	96
Income before income tax expense	972	3,992	5,107	8,740
Income tax expense	388	1,484	1,969	3,248
Net income	$584	$2,508	$3,138	$5,492

Earnings per share
Basic	$0.02	$0.10	$0.12	$0.21
Diluted	$0.02	$0.10	$0.12	$0.21

Weighted average shares outstanding
Basic	26,689	25,809	26,412	25,715
Diluted	26,970	26,117	26,711	26,085

Dividends per share	$—	$—	$1.83	$—

(*) exclusive of depreciation and amortization, shown separately
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 27, 2014	26,101,755	$261	$2,313	$(11,568)	$(8,994)
Net income	—	—	—	3,138	3,138
Issuance of common stock in connection with the IPO, net of transaction expenses	2,150,000	21	34,745	—	34,766
Exercise of stock options	329,427	4	474	—	478
Stock-based compensation expense	—	—	342	—	342
Excess tax benefit of stock-based compensation	—	—	822	—	822
Dividends paid	—	—	(2,632)	(45,367)	(47,999)
Balance at June 27, 2015	28,581,182	$286	$36,064	$(53,797)	$(17,447)

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	June 27, 2015	June 28, 2014

Operating activities
Net income	$3,138	$5,492
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,308	1,542
Excess tax benefit of stock-based compensation	(822)	(365)
Deferred income taxes	(438)	(936)
Stock-based compensation expense	342	210
(Gain)/Loss on disposal of property and equipment	4	(95)
Amortization of debt issuance costs	267	93
Changes in operating assets and liabilities:
Accounts receivable	(197)	(312)
Prepaid expenses and other assets	(2,191)	77
Accounts payable and other current liabilities	(1,039)	(109)
Deferred revenue	54	1,527
Other non-current liabilities (attributable to deferred rent and lease incentives)	437	173
Cash provided by operating activities	863	7,297

Investing activities
Purchases of property and equipment	(333)	(656)
Proceeds from sales of assets	—	1,147
Cash (used in) provided by investing activities	(333)	491

Financing activities
Proceeds from issuance of common stock, net of expenses	34,766	—
Proceeds from exercise of stock options	478	347
Borrowings of long-term debt	40,000	—
Principal payments on long-term debt	(33,218)	(1,281)
Payment of deferred financing costs	(227)	—
Excess tax benefit of stock-based compensation	822	365
Dividends paid	(47,999)	—
Cash used in financing activities	(5,378)	(569)

Net change in cash and cash equivalents	(4,848)	7,219
Cash and cash equivalents at beginning of period	9,723	3,173
Cash and cash equivalents at end of period	$4,875	$10,392

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation and Summary of Significant Accounting Policies
Overview

Wingstop Inc. was incorporated in Delaware on March 18, 2015 (“Wingstop” or the “Company”). Wing Stop Holding Corporation was merged with and into Wingstop Inc. pursuant to the reorganization that occurred on May 28, 2015 as described below. Wing Stop Holding Corporation was originally formed on March 16, 2010 to purchase 100% of the equity interests of Wingstop Holdings, Inc. (“WHI”). WHI owns 100% of the common stock of Wingstop Restaurants Inc. (“WRI”). Wingstop, through its primary operating subsidiary, WRI, collectively referred to as the “Company”, is in the business of franchising and operating Wingstop restaurants. As of June 27, 2015, 714 franchised restaurants were in operation domestically. As of June 27, 2015, 52 international franchised restaurants were in operation across six countries. As of June 27, 2015, WRI owned and operated 19 restaurants.

On May 28, 2015, Wing Stop Holding Corporation merged with and into Wingstop Inc., with Wingstop Inc. as the surviving corporation in the merger. Pursuant to the merger, each holder of Wing Stop Holding Corporation common stock received 0.545 shares of common stock of Wingstop Inc. for each one share of Wing Stop Holding Corporation. Additionally, each option to purchase common stock of Wing Stop Holding Corporation was assumed by Wingstop Inc. and converted into an option to purchase 0.545 shares of common stock of Wingstop Inc. for each one share of Wing Stop Holding Corporation with the remaining terms of each such option remaining unchanged, except as was necessary to reflect the reorganization. All references to shares in the financial statements and the notes to the financial statements, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reorganization retrospectively.

Initial Public Offering

On June 11, 2015, we priced the initial public offering of 6,670,000 shares of our common stock, par value $0.01 per share, pursuant to a registration statement, file number 333-203891, that was declared effective by the SEC on June 11, 2015 (our “Registration Statement”). Under the Registration Statement, (i) we registered, issued and sold an aggregate of 2,150,000 shares of our common stock at a price to the public of $19.00 per share for aggregate gross offering proceeds of $40.8 million and (ii) we registered and the selling stockholders sold 4,520,000 shares of our common stock at a price to the public of $19.00 per share for aggregate gross offering proceeds of $85.9 million. After underwriter discounts and commissions and offering expenses of $3.2 million, we received net proceeds from the offering of approximately $34.8 million. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders. A portion of these proceeds were used to prepay $32.0 million of the outstanding balance under our second amended and restated credit facility (as defined herein, see Note 7). The remainder of the proceeds were used to pay a one-time fee in consideration for the termination of our management agreement with Roark Capital Management (see Note 10) and other transaction related expenses.
Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted.  Balance sheet amounts are as of June 27, 2015 and December 27, 2014 and operating results are for the thirteen and twenty-six weeks ended June 27, 2015 and June 28, 2014.  In the Company’s opinion, all necessary adjustments have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the fiscal year ended December 27, 2014 included in the Company’s Registration Statement.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Summary of Significant Accounting Policies
(a)    Principles of Consolidation
The accompanying interim unaudited consolidated financial statements include the accounts of Wingstop Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
(b)    Fiscal Year End
The Company uses a 52/53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2015 and 2014 each consist of 52 weeks. The fiscal quarters ended June 27, 2015 and June 28, 2014 each consisted of 13 weeks.
(c)    Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, primarily related to long-lived asset valuation, indefinite and finite lived intangible asset valuation, income taxes, leases, stock-based compensation, contingencies and common stock equity valuations. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could differ from those estimates.
(d)    Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is the same as net income for all periods presented. Therefore, a separate statement of comprehensive income (loss) is not included in the accompanying unaudited consolidated financial statements.
(e)    Advertising Expenses
WRI administers the Wingstop Restaurants Advertising Fund (Ad Fund), for which WRI collects a percentage, generally 2%, of gross sales from Wingstop restaurant franchisees and WRI-owned restaurants, to be used for various forms of advertising for the Wingstop brand. In some international markets, franchisees manage their own advertising expenditures, which are not included in the advertising fund.
WRI administers and directs the development of all advertising and promotion programs in the advertising fund for which it collects advertising contributions, in accordance with the provisions of its franchise agreements. WRI has a contractual obligation with regard to these advertising contributions. The Company consolidates and reports all assets and liabilities of the advertising fund as restricted assets of the advertising fund and restricted liabilities of the advertising fund within current assets and current liabilities, respectively, in the Consolidated Balance Sheets. The assets and liabilities of the advertising fund consist primarily of cash, receivables, accrued expenses, other liabilities, and any cumulative surplus related specifically to the advertising fund. The revenues, expenses and cash flows of the advertising fund are not included in the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows because the Company does not have complete discretion over the usage of the funds. Rather, under the franchise agreements, contributions to the advertising fund are restricted to advertising, public relations, merchandising, similar activities, and administrative expenses to increase sales and further enhance the public reputation of the Wingstop brand. The aforementioned administrative expenses may also include personnel expenses and allocated costs incurred by the Company which are directly associated with administering the advertising fund, as outlined in the provisions of the franchise agreements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Effective in June 2015, WRI changed its calculation of the marketing administrative costs incurred by WRI on behalf of the Ad Fund, which has lowered the marketing administrative costs to replace its discretionary contributions to the Ad Fund.  The net result of these changes in the cash flows between WRI and the Ad Fund will have minimal impact on the Company’s operating costs and no impact to the funds available to the Ad Fund.  This change will also not impact historical trends of the Company’s net marketing costs. WRI made discretionary contributions to the advertising fund for the purpose of supplementing national and regional advertising in certain markets of $381,000 and $407,000 for the thirteen weeks ended June 27, 2015 and June 28, 2014, respectively, and $928,000 and $732,000 for the twenty-six weeks ended June 27, 2015 and June 28, 2014, respectively, which are included in Selling, general and administrative expenses, or SG&A, in the Consolidated Statements of Operations. Additionally, WRI made net contributions to the advertising fund based on its sales as owner and operator of WRI owned restaurants of approximately $157,000 and $143,000 during the thirteen weeks ended June 27, 2015 and June 28, 2014, respectively, and $314,000 and $303,000 during the twenty-six weeks ended June 27, 2015 and June 28, 2014, respectively, which are included in Costs of sales in the Consolidated Statements of Operations.

In addition to the contributions to the Ad Fund, advertising costs, which are expensed as incurred, were $249,000 and $309,000 during the thirteen weeks ended June 27, 2015 and June 28, 2014, and $499,000 and $527,000 during the twenty-six weeks ended June 27, 2015 and June 28, 2014, respectively.
(f)    Net Income per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards, determined using the treasury stock method. For the thirteen weeks ended June 27, 2015 all stock options had a dilutive effect; therefore none were excluded from the calculation of diluted earnings per share. For the thirteen weeks ended June 28, 2014, we had approximately 78,000 stock options outstanding which were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive. For the twenty-six weeks ended June 27, 2015 and June 28, 2014, respectively, we had approximately 13,000 and 122,000 stock options outstanding which were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Basic weighted average shares outstanding	26,689	25,809	26,412	25,715
Dilutive stock options	281	308	299	370
Diluted weighted average shares outstanding	26,970	26,117	26,711	26,085

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(g)    Business Segments
The Company identifies its reporting segments based on the organizational units used by management to monitor performance and make operating decisions. These reporting segments are as follows: franchise operations and company restaurant operations.
Franchise segment
The Franchise segment consists of our domestic and international franchise restaurants, which represent the majority of our system-wide restaurants. As of June 27, 2015, the franchise operations segment consisted of 766 restaurants operated by Wingstop franchisees in the United States and six countries outside of the United States as compared to 638 franchised restaurants in operation domestically and across five countries outside of the United States as of June 28, 2014. Franchise operations revenue consists primarily of franchise royalty revenue, sales of franchise and development fees and international territory fees. Additionally, vendor rebates received for system-wide volume purchases in excess of the total expense of the vendor’s products are recognized as revenue of franchise operations.

Company segment
As of June 27, 2015 and June 28, 2014, the Company segment consisted of 19 company-owned restaurants, located only in the United States. Company restaurant sales are for food and beverage sales at company-owned restaurants. Company restaurant expenses are operating expenses at company-owned restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.
Certain corporate related items are not allocated to the reportable segments and consist primarily of expenses associated with the Company’s initial public offering and management fees. The Company allocates selling general and administrative expenses based on the relative support provided to each reportable segment.
(h)    Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The pronouncement is effective for fiscal years and interim periods within those fiscal years, beginning after December 31, 2015. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect this guidance will have on our consolidated financial statements and related disclosures and have not yet selected a transition method.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In August 2014, the FASB issued ASU No 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The pronouncement is effective for fiscal years and interim periods within those fiscal years, after December 31, 2016. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update intends to simplify the presentation of debt issuance costs in the balance sheet. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note, and that amortization of debt issuance costs also shall be reported as interest expense. The ASU does not affect the current guidance on the recognition and measurement of debt issuance costs. The update is effective for the Company in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods presented. The company has evaluated the ASU and determined that it has no material impact on the consolidated financial statements and has elected not to early adopt.
(2)    Fair Value Measurements
Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. Assets and liabilities are classified using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value as follows:
Level 1 — Unadjusted quoted prices for identical instruments traded in active markets.
Level 2 — Observable market-based inputs or unobservable inputs corroborated by market data.
Level 3 — Unobservable inputs reflecting management’s estimates and assumptions.
The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis in our Consolidated Balance Sheets (in thousands):

	Fair Value Hierarchy	June 27, 2015	December 27, 2014
Other non-current assets:
2014 interest rate cap	Level 2	$4	$38
2015 interest rate cap	Level 2	$145	$—
The fair value of the interest rate caps are estimated using industry standard valuation models and market-based observable inputs, including interest rate curves.  In addition, the fair value of the interest rate caps includes consideration of the counterparty’s non-performance risk.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.  Fair value of our debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	June 27, 2015		December 27, 2014
		Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt obligations:
Senior Secured Term Loan Facility (1)	Level 3	$100,500	$100,500	$93,721	$94,443
(1) The fair value of long-term debt was estimated using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.
The Company estimated the fair value of debt using prevailing market rates for debt of similar remaining maturities and credit risk for our revolving and term loan facilities.
In connection with purchase accounting, the Company made estimates of the fair value of its long-lived and intangible assets based upon assumptions related to the future cash flows, discount rates and asset lives utilizing currently available information, and in some cases, valuation results from independent valuation specialists (Level 3 determination of fair value). The Company also measures certain non-financial assets at fair value on a non-recurring basis, primarily long-lived assets, intangible assets and goodwill, in connection with our periodic evaluations of such assets for potential impairment.
(3)    Divestitures
In February 2014, WRI sold five restaurants to an existing franchisee, which had a carrying value of $1.0 million, comprised of $610,000 in net assets and $442,000 in allocated goodwill, for proceeds of $1.1 million, resulting in a gain on disposal of approximately $100,000. Upon disposal of the assets, any gain or loss is recorded on the Consolidated Statements of Operations in Selling, general and administrative.

(4)    Prepaid Expenses and Other Current Assets and Other Current Liabilities
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 27, 2015	December 27, 2014
Prepaid expenses	$1,196	$1,170
Federal income tax receivable	2,206	—
Deferred income tax asset	1,400	1,408
Inventories	186	176
Other	—	94
Total	$4,988	$2,848
Other current liabilities consisted of the following (in thousands):

	June 27, 2015	December 27, 2014
Accrued payroll and bonuses	$1,770	$1,814
Current portion of deferred revenues	1,639	1,759
Accrued legal and other professional fees	450	1,655
Accrued interest	—	749
Other accrued liabilities	1,361	918
Total	$5,220	$6,895

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(5)    Derivative Financial Instruments
At June 27, 2015, the Company had outstanding floating rate debt obligations of $100.5 million.  In March 2014, the Company entered into an interest rate cap agreement for a notional amount of $24.4 million to minimize the variability of its cash flows related to a portion of its floating rate indebtedness. The interest rate cap agreement caps LIBOR at 2.50% from March 2014 through December 2016 with respect to the $24.4 million notional amount of such agreement. On December 31, 2014, the notional amount increased by $24.3 million to $48.7 million. In June 2015, the Company entered into an additional interest rate cap agreement for a notional amount of $18.2 million which results in a combined amount of $66.9 million. The June 2015 interest rate cap agreement caps LIBOR at 2.50% from June 2015 through March 2018 with respect to the $18.2 million notional amount of such agreements.
Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to Other (income) expense at the time quarterly interest payments are made.
(6)    Income Taxes
Income tax expense and the effective rate were $388,000 and 39.9%, respectively, for the thirteen weeks ended June 27, 2015, and $1.5 million and 37.2%, respectively, for the thirteen weeks ended June 28, 2014. Income tax expense and the effective rate were $2.0 million and 38.6%, respectively, for the twenty-six weeks ended June 27, 2015, and $3.2 million and 37.2%, respectively, for the twenty-six weeks ended June 28, 2014. The increase in the effective tax rate from prior year is due to the continued shift in mix in total revenues towards royalty revenue and franchise fees, which has resulted in a higher applicable tax rate in Texas.
(7)    Debt Obligations
In March 2015, the Company amended and restated the senior secured credit facility previously entered into in December 2013. In connection with the second amended and restated facility, the facility size was increased from $107.5 million to $137.5 million and is comprised of a $132.5 million term loan and a $5.0 million revolving credit facility. The previous facility included a term loan of $102.5 million and a revolver of $5.0 million. The Company used a portion of the proceeds from the second amended and restated facility and cash on hand to pay a dividend of $48.0 million to its shareholders. Borrowings under the facility bear interest, payable quarterly, at the Company’s option at the base rate plus a margin (1.50% to 2.25%, dependent on the Company’s reported leverage ratio) or LIBOR plus a margin (2.50% to 3.25%, dependent on our reported leverage ratio), at the Company’s option. The second amended and restated facility also extended the maturity date of the senior secured credit facility from December 2018 to March 2020. Subject to certain conditions, the Company has the ability to increase the second senior secured credit facility by up to an additional $30.0 million.
In June of 2015, in connection with the IPO, the Company used a portion of the IPO proceeds to make a $32.0 million prepayment of the outstanding principle balance of the second amended and restated credit facility. As a result of the prepayment in June 2015, the Company expensed $172,000 of previously capitalized financing costs, which are included in Other (income) expense in the Consolidated Statements of Operations. As of June 27, 2015, the amended and restated credit facility had an outstanding balance of $100.5 million that bears interest at 3.27%. In connection with our repayment of $32.0 million, we have no scheduled principal payments due under our senior secured credit facility until March of 2019. At such time, principal installments ranging from $1.1 million to $3.3 million are due quarterly with all unpaid amounts due at maturity in March 2020.
The second amended and restated senior secured credit facility includes a $5.0 million revolver. The revolver bears interest, payable quarterly at the base rate plus a margin, as defined in the credit agreement documentation or LIBOR plus a margin, as defined in the credit agreement, with all unpaid amounts due at maturity in December 2018. At June 27, 2015 and December 27, 2014, there were no amounts outstanding on the line of credit.
In conjunction with the second amended and restated senior secured facility, the Company evaluated the refinancing of the amended facility and determined substantially all of the $132.5 million was accounted for as a debt modification. The Company incurred $888,000 in financing costs of which $661,000 was expensed and $227,000 was capitalized and is being amortized using the effective interest rate method.
The second amended and restated senior secured credit facility includes a $3.0 million line of credit which the Company may utilize to issue letters of credit. The letter of credit facility matures in March 2020. At June 27, 2015 and December 27, 2014, there were no letters of credit outstanding.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The second amended and restated senior secured credit facility is secured by substantially all assets of the Company and requires compliance with certain financial and non-financial covenants. As of June 27, 2015, the Company was in compliance with all financial covenants.
As of June 27, 2015, the scheduled principle payments on debt were as follows (in thousands):

Remainder of fiscal year 2015	$—
Fiscal year 2016	—
Fiscal year 2017	—
Fiscal year 2018	—
Fiscal year 2019	7,750
Fiscal year 2020	92,750
Total	$100,500
(8)    Commitments and Contingencies
WRI leases certain office and retail space and equipment under non-cancelable operating leases with terms expiring at various date through October 2025.
A schedule of future minimum rental payments required under our operating leases, excluding contingent rent, that have initial or remaining non-cancelable lease terms in excess of one year, as of June 27, 2015, is as follows (in thousands):

Remainder of fiscal year 2015	$644
Fiscal year 2016	1,384
Fiscal year 2017	1,397
Fiscal year 2018	1,181
Fiscal year 2019	969
Fiscal year 2020	854
Thereafter	4,156
Total	$10,585
Rent expense under cancelable and non-cancelable leases was $487,000 and $480,000 for the thirteen weeks ended June 27, 2015 and June 28, 2014, respectively, and $959,000 and $1.0 million for the twenty-six weeks ended June 27, 2015 and June 28, 2014, respectively.
The Company is subject to legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of ultimate liability with respect to those actions should not have a material adverse impact on financial position, results of operations or cash flows.
Many of the food products the Company purchases are subject to changes in the price and availability of food commodities, including chicken. The Company works with its suppliers and uses a mix of forward pricing protocols for certain items under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, and formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices.
The Company’s use of any forward pricing arrangements varies substantially from time to time and these arrangements tend to cover relatively short periods (i.e., typically twelve months or less). Such contracts are used in the normal purchases of our food products and not for speculative purposes, and as such are not required to be evaluated as derivative instruments. The Company does not enter into futures contracts or other derivative instruments.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(9)    Stock-Based Compensation
In connection with the IPO, the Wingstop Inc. 2015 Omnibus Equity Incentive Plan, or the 2015 Plan, was adopted and became effective upon completion of the offering. The 2015 Plan provides for the grant or award of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards and other stock-based awards to employees, directors, and other eligible persons. Under the 2015 Plan, Wingstop had 2,143,589 shares authorized for issuance, 52,632 shares of common stock issuable upon exercise of currently outstanding options as of June 27, 2015 and 2,090,957 shares available for future grants.
The options granted under the 2015 Plan are subject to either service-based or performance-based vesting. Service-based options contain a service-based, or time-based, vesting provision. Performance-based options contain performance-based vesting provisions based on the Company meeting certain Adjusted EBITDA profitability targets for each fiscal year during the vesting period. Prior to a change in control, a determination shall be made as to whether outstanding options will be honored or assumed subsequent to the change in control. If not, upon a change in control, all outstanding options shall become fully vested, nonforfeitable and, to the extent applicable, exercisable immediately prior to the change in control. In connection with the change in control, each outstanding option shall be cancelled in exchange for an amount equal to the excess, if any, of the fair market value of the common stock on the date of the change in control over the option price applicable to such option. Performance goals applicable to any outstanding performance-based options shall be deemed to have been attained at the target level (unless actual performance exceeds the target, in which case actual performance shall be used) for the entire applicable performance period then outstanding.
Additionally, Wingstop had previously adopted the 2010 Stock Option Plan, or the 2010 Plan, which permits the granting of awards to employees, directors and other eligible persons of the Company in the form of stock options. The 2010 Plan is administered by Wingstop’s Board of Directors. The options granted under the 2010 Plan are generally exercisable within a 10-year period from the date of grant.
Under the 2010 Plan, options are subject to either service-based or performance-based vesting. Service-based options contain a service-based, or time-based, vesting provision. Performance-based options contain performance-based vesting provisions based on the Company meeting certain Adjusted EBITDA profitability targets for each fiscal year during the vesting period. Any options that have not vested prior to a change of control or do not vest in connection with a change of control or do vest but are not exercised will be forfeited by the grantee upon a change of control for no consideration. The IPO in June 2015 was not considered a change in control event as defined in the 2010 Plan. Options issued and outstanding expire on various dates up to fiscal year 2025.
Under the 2010 Plan, Wingstop had 3,304,115 shares authorized for issuance. There are 1,127,203 shares of common stock issuable upon exercise of currently outstanding options at June 27, 2015 and 169,005 shares available for future grants.
The following table summarizes stock option activity (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 27, 2014	1,466	$3.74	$7,551	8.0
Granted	96	$16.30
Exercised	(329)	$1.45
Canceled	(53)	$0.86
Outstanding - June 27, 2015	1,180	$4.60	$28,027	8.4
Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized approximately $342,000 and $211,000 in stock compensation expense for twenty-six weeks ended June 27, 2015 and June 28, 2014, respectively, with a corresponding increase to additional paid-in-capital. As of June 27, 2015, there was $4.1 million of total unrecognized stock compensation expense related to non-vested stock options, which will be recognized over a weighted average period of approximately 3.3 years. Stock compensation expense is included in Selling, general and administrative in the Consolidated Statement of Operations. There were approximately 96,000 options granted during the twenty-six weeks ended June 27, 2015.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

During the first fiscal quarter of 2015, the Wingstop’s Board of Directors authorized a dividend in the amount of $1.83 per share or $48.0 million. In connection with the declaration and payment of the dividend, the exercise price of some of the outstanding options on March 27, 2015 was reduced by an amount of 1.83 per share. Management evaluated the option modification for incremental compensation expense and calculated $537,000, of which $57,000 was recorded during the thirteen weeks ended March 28, 2015.
(10)    Related Party Transactions
The Company was party to a management agreement with Roark Capital Management, LLC, or Roark Capital Management, an affiliate of Wingstop’s majority shareholder.  Pursuant to this management agreement, Roark agreed to provide the Company with advice concerning finance, strategic planning and other services.  In June of 2015, the Company paid a one-time fee to Roark Capital Management in consideration for the termination of our management agreement of $3.3 million. Inclusive of the termination fee of the management agreement, the Company paid Roark fees and expense reimbursement totaling $3.4 million and $113,000 for the thirteen weeks ended June 27, 2015 and June 28, 2014, and $3.5 million and $227,000 for the twenty-six weeks ended June 27, 2015 and June 28, 2014, respectively.
(11)    Business Segments
Information on segments and a reconciliation to income (loss) before taxes are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Revenue:
Franchise segment	$11,400	$9,151	$22,557	$17,810
Company segment	7,832	7,150	15,701	15,165
Total segment revenue	$19,232	$16,301	$38,258	$32,975

Segment Profit:
Franchise segment	$5,022	$4,030	$10,076	$8,147
Company segment	1,512	1,322	2,829	3,111
Total segment profit	6,534	5,352	12,905	11,258
Corporate and other (1)	4,128	308	5,548	427
Interest expense, net	1,177	979	1,964	1,995
Other (income) expense, net	257	73	286	96
Income (loss) before taxes	$972	$3,992	$5,107	$8,740

(1) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of expenses associated with the Company’s initial public offering and management fees discussed in Note 10.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our Registration Statement. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Special Note Regarding Forward-Looking Statements” below and “Risk Factors” on page 18 of our Registration Statement. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

We operate on a 52 or 53 week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Fiscal years 2015 and 2014 each contain 52 weeks.
Overview
Wingstop is a high-growth franchisor and operator of restaurants that offer cooked-to-order, hand-sauced and tossed chicken wings.

We believe we pioneered the concept of wings as a “center-of-the-plate” item for all of our meal occasions. While other concepts include wings as add-on menu items or focus on wings in a bar or sports-centric setting, we are singularly focused on wings, fries and sides, which generate approximately 90% of our sales.

We offer 11 bold, distinctive and craveable flavors on our bone-in and boneless chicken wings paired with hand-cut, seasoned fries and sides made fresh daily. Our menu is highly-customizable for different dining occasions, and we believe it delivers a compelling value proposition for groups, families, and individuals. We have broad and growing consumer appeal anchored by a sought after core demographic of 18-34 year old Millennials, which we believe is a loyal consumer group that dines at fast casual restaurants more frequently.

Founded in 1994 in Garland, Texas, we have sold approximately 4 billion wings since our inception. Today, Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of June 27, 2015, we had a total 785 restaurants across 38 states and seven countries in our system. Our restaurant base is 98% franchised, with 766 franchised locations (including 52 international locations) and 19 company-owned restaurants.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth, system-wide sales, royalty and franchise fee revenue and company-owned restaurant sales.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Domestic Franchised Activity:
Beginning of period	681	587	652	569
Openings	34	26	63	40
Closures and relocations	(1)	(1)	(1)	(2)
Refranchised (*)	—	—	—	5
Restaurants end of period	714	612	714	612

Domestic Company-Owned Activity:
Beginning of period	19	19	19	24
Openings	—	—	—	—
Closures and relocations	—	—	—	—
Refranchised (*)	—	—	—	(5)
Restaurants end of period	19	19	19	19

Total Domestic Restaurants	733	631	733	631

International Franchised Activity:
Beginning of period	45	21	41	21
Openings	7	5	12	5
Closures and relocations	—	—	(1)	—
Refranchised (*)	—	—	—	—
Restaurants end of period	52	26	52	26

Total System-wide Restaurants	785	657	785	657
* Restaurant(s) sold by us to a franchisee. See footnote 3.
System-wide sales. System-wide sales represents net sales for all of our company-owned and franchised restaurants, as reported by franchisees. While we do not record franchised restaurant sales as revenue, our royalty revenue is calculated based on a percentage of franchised restaurant sales, which generally range from 5.0% to 6.0% of gross sales net of discounts. This measure allows management to better assess changes in our royalty revenue, our overall store performance, the health of our brand and the strength of our market position relative to competitors. Our system-wide sales growth is driven by new restaurant openings as well as increases in same store sales.
Average unit volume (AUV). AUV consists of the average annual sales of all restaurants that have been open for a trailing 52-week period or longer. This measure is calculated by dividing sales during the applicable period for all restaurants being measured by the number of restaurants being measured. We provide AUV for domestic restaurants and company-owned restaurants. Domestic AUV includes revenue from both company-owned and franchised restaurants. AUV allows management to assess our company-owned and franchised restaurant economics. Changes in AUV are primarily driven by increases in same store sales and is also influenced by opening new restaurants.

Same store sales. Same store sales reflects the change in year-over-year sales for the same store base. We define the same store base to include those restaurants open for at least 52 full weeks. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures. We review same store sales for company-owned restaurants as well as system-wide restaurants. Same store sales are driven by changes in transactions and average transaction size. Transaction size changes are driven by price changes or mix shifts from either a change in the number of items purchased or shifts into higher/lower priced categories of items.

Adjusted EBITDA. We define Adjusted EBITDA as net income before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for management fees and expense reimbursement, transaction costs, gains and losses on the disposal of assets, stock-based compensation expense and management agreement termination fees. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in methods of calculation. For a reconciliation of net income to EBITDA and Adjusted EBITDA see the table below. For further discussion of EBITDA and Adjusted EBITDA as non-GAAP measures and how we utilize them see footnote 2 below.
The following table sets forth our key performance indicators for the thirteen and twenty-six weeks ended June 27, 2015 and June 28, 2014 (in thousands, except unit data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Number of system-wide restaurants open at end of period	785	657	785	657
System-wide sales (1)	$202,793	$165,563	$402,010	$328,327
Domestic restaurant AUV	$1,110	$1,033	$1,110	$1,033
System-wide domestic same store sales growth	9.0%	15.3%	9.9%	12.5%
Company-owned domestic same store sales growth	9.5%	21.0%	9.5%	17.5%
Total revenue	$19,232	$16,301	$38,258	$32,975
Operating income	$2,406	$5,044	$7,357	$10,831
Net income	$584	$2,508	$3,138	$5,492
Adjusted EBITDA (2)	$7,247	$6,113	$14,441	$12,828

(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.9% and 4.3% for the thirteen weeks ended June 27, 2015 and June 28, 2014, respectively, and was 3.9% and 4.6% for the twenty-six weeks ended June 27, 2015 and June 28, 2014, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.

(2) EBITDA and Adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity.
We define “EBITDA” as net income before interest expense, net, income tax expense, and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for management fees and expense reimbursement, transaction costs, gains and losses on the disposal of assets, stock-based compensation expense and earn-out obligation. There were no gains and losses on disposal of assets or earn-out obligations during the fiscal quarters ended June 27, 2015 and June 28, 2014. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations period over period and would ordinarily add back non-cash expenses such as depreciation and amortization, as well as items that are not part of normal day-to-day operations of our business.

Management uses EBITDA and Adjusted EBITDA:

•
as a measurement of operating performance because they assist us in comparing the operating performance of our restaurants on a consistent basis, as they remove the impact of items not directly resulting from our core operations;

•	for planning purposes, including the preparation of our internal annual operating budget and financial projections;

•	to evaluate the performance and effectiveness of our operational strategies;

•	to evaluate our capacity to fund capital expenditures and expand our business; and

•	to calculate incentive compensation payments for our employees, including assessing performance under our annual incentive compensation plan and determining the vesting of performance shares.
By providing these non-GAAP financial measures, together with a reconciliation to the most comparable GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Items excluded from these non-GAAP measures are significant components in understanding and assessing financial performance. In addition, the instruments governing our indebtedness use EBITDA (with additional adjustments) to measure our compliance with covenants such as fixed charge coverage, lease adjusted leverage and debt incurrence. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net income or other financial statement data presented in our consolidated financial statements as indicators of financial performance. Some of the limitations are:

•	such measures do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	such measures do not reflect changes in, or cash requirements for, our working capital needs;

•	such measures do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	such measures do not reflect our tax expense or the cash requirements to pay our taxes;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.
Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments for transaction costs, gains and losses on disposal of assets and stock-based compensation, among other items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our restaurants and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record following this offering, such as management fees and expense reimbursement. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and twenty-six weeks ended June 27, 2015 and June 28, 2014 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income	$584	$2,508	$3,138	$5,492
Interest expense, net	1,177	979	1,964	1,995
Income tax expense	388	1,484	1,969	3,248
Depreciation and amortization	645	727	1,308	1,542
EBITDA	$2,794	$5,698	$8,379	$12,277
Additional adjustments
Management agreement termination fee (a)	3,297	—	3,297	—
Management fees (b)	120	113	237	227
Transaction costs (c)	883	195	2,186	200
Gains and losses on disposal of assets (d)	—	—	—	(86)
Stock-based compensation expense (e)	153	107	342	210
Adjusted EBITDA	$7,247	$6,113	$14,441	$12,828
(a) Represents a one-time fee of $3.3 million that was paid in consideration for the termination of our management agreement with Roark Capital Management during the thirteen weeks ended June 27, 2015.
(b) Includes management fees and other out-of-pocket expenses paid to Roark Capital Management.
(c) Represents costs and expenses related to refinancings of our credit agreement and our initial public offering; all transaction costs are included in SG&A with the exception of $172,000 that is included in Other (income) expense, net.
(d) Represents non-cash gains and losses resulting from the sale of company-owned restaurants to a franchisee and associated goodwill impairment.
(e) Includes non-cash, stock-based compensation.

Results of Operations

The following table sets forth our results of operations in dollars and as a percent of total revenues for the thirteen and twenty-six week periods ended June 27, 2015 and June 28, 2014 (in thousands):

	Thirteen weeks ended		Increase / (Decrease)		Twenty-six weeks ended		Increase / (Decrease)
	June 27, 2015	June 28, 2014	$	%	June 27, 2015	June 28, 2014	$	%
Revenue
Royalty revenue and franchise fees	$11,400	$9,151	$2,249	24.6%	$22,557	$17,810	$4,747	26.7%
Company-owned restaurant sales	7,832	7,150	682	9.5%	15,701	15,165	536	3.5%
Total revenue	19,232	16,301	2,931	18.0%	38,258	32,975	5,283	16.0%
Costs and expenses
Cost of sales (*)	5,516	4,968	548	11.0%	11,252	10,279	973	9.5%
Selling, general and administrative	10,665	5,562	5,103	91.7%	18,341	10,323	8,018	77.7%
Depreciation and amortization	645	727	(82)	(11.3)%	1,308	1,542	(234)	(15.2)%
Total costs and expenses	16,826	11,257	5,569	49.5%	30,901	22,144	8,757	39.5%
Operating income	2,406	5,044	(2,638)	(52.3)%	7,357	10,831	(3,474)	(32.1)%
Interest expense, net	1,177	979	198	20.2%	1,964	1,995	(31)	(1.6)%
Other (income) expense, net	257	73	184	**NM	286	96	190	**NM
Income before income tax expense	972	3,992	(3,020)	(75.7)%	5,107	8,740	(3,633)	(41.6)%
Income tax expense	388	1,484	(1,096)	(73.9)%	1,969	3,248	(1,279)	(39.4)%
Net income	$584	$2,508	$(1,924)	(76.7)%	$3,138	$5,492	$(2,354)	(42.9)%

(*) Exclusive of depreciation and amortization, shown separately.
(**) Not meaningful.

Total revenue. During the thirteen weeks ended June 27, 2015, total revenue was $19.2 million, an increase of $2.9 million, or 18.0%, compared to $16.3 million in the comparable period in 2014. Total revenue was $38.3 million during the year to date period ended June 27, 2015, an increase of $5.3 million, or 16.0%, compared to $33.0 million in the prior year.
Royalty revenue and franchise fees. During the thirteen weeks ended June 27, 2015, royalty revenue and franchise fees were $11.4 million, an increase of $2.2 million, or 24.6%, compared to $9.2 million in the comparable period in 2014. Royalty revenue increased $1.8 million primarily due to an increase in the number of franchised stores from 638 at June 28, 2014 to 766 at June 27, 2015 and domestic same store sales growth of 9.0%. Franchise fees increased $0.3 million driven by 41 franchise restaurant openings in the thirteen weeks ended June 27, 2015 compared to 31 during the thirteen weeks ended June 28, 2014.
For the year to date period end June 27, 2015, royalty revenue and franchise fees were $22.6 million, an increase of $4.7 million, or 26.7%, compared to $17.8 million in the prior year. Royalty revenue increased by $3.6 million primarily due to an increase in the number of franchised stores and domestic same store sales growth of 9.9%. Franchise fees increased by $0.7 million driven by 75 franchise restaurant openings in the twenty-six weeks ended June 27, 2015 compared to 45 restaurant openings in the twenty-six weeks ended June 28, 2014.

Company-owned restaurant sales. During the thirteen weeks ended June 27, 2015, company-owned restaurant sales were $7.8 million, an increase of $0.7 million, or 9.5%, compared to $7.1 million in the comparable period in 2014. The increase is the result of company-owned domestic same store sales growth of 9.5%.

Company-owned restaurant sales were $15.7 million in the year to date period ended June 27, 2015, an increase of $0.5 million, or 3.5%, compared to $15.2 million in the prior year. The increase is the result of same store sales growth of 9.5%, which was partially offset by the refranchising of five company-owned restaurants during the first quarter of 2014.

Cost of sales. During the thirteen weeks ended June 27, 2015, cost of sales was $5.5 million, an increase of $0.5 million, or 11.0%, compared to $5.0 million in the comparable period in 2014. Cost of sales as a percentage of company-owned restaurant sales was 70.5% in the quarter ended June 27, 2015 compared to 69.5% in the prior year. Cost of sales was $11.3 million in the twenty-six weeks ended June 27, 2015, an increase of $1.0 million, or 9.5%, compared to $10.3 million in the comparable period in 2014. Cost of sales as a percentage of company-owned restaurant sales was 71.7% in the year to date period ended June 27, 2015 compared to 67.7% in 2014.

The table below presents the major components of cost of sales (in thousands):

	Thirteen weeks ended				Twenty-six weeks ended
	June 27, 2015	As a % of company-owned restaurant sales	June 28, 2014	As a % of company-owned restaurant sales	June 27, 2015	As a % of company-owned restaurant sales	June 28, 2014	As a % of company-owned restaurant sales

Cost of sales:
Food, beverage and packaging costs	$2,857	36.5%	$2,430	34.0%	$5,922	37.7%	$5,098	33.6%
Labor costs	1,620	20.7%	1,614	22.6%	3,244	20.7%	3,415	22.5%
Other restaurant operating expenses	1,215	15.5%	1,165	16.3%	2,438	15.5%	2,441	16.1%
Vendor rebates	(176)	(2.2)%	(241)	(3.4)%	(352)	(2.2)%	(675)	(4.5)%
Total cost of sales	$5,516	70.5%	$4,968	69.5%	$11,252	71.7%	$10,279	67.7%

Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 36.5% and 37.7% in the thirteen and twenty-six weeks ended June 27, 2015 compared to 34.0% and 33.6% in the comparable periods in 2014, respectively. The increase for the thirteen week period is primarily due to a 26% increase in commodities rates for bone-in chicken wings compared to prior year comparable period, which was partially offset by menu pricing and favorable pricing for other commodities. For the year-to-date period, the increase is primarily due to a 34% increase in commodities rates for bone-in chicken wings compared to prior year, which was partially offset by menu pricing and favorable pricing for other commodities.
Labor costs as a percentage of company-owned restaurant sales were 20.7% for both the thirteen and twenty-six weeks ended June 27, 2015 compared to 22.6% and 22.5% in the comparable periods in 2014, respectively. The improvement is primarily due to the leveraging of fixed costs due to the company-owned domestic same store sales increase of 9.5% and the refranchising of five restaurants with lower AUVs than the remaining company-owned restaurants.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 15.5% for both the thirteen and twenty-six weeks ended June 27, 2015 compared to 16.3% and 16.1% in the comparable periods in 2014, respectively. The improvement is primarily due to the leveraging of fixed costs due to the company-owned domestic same store sales increase of 9.5% and the refranchising of five restaurants with lower AUVs than the remaining company-owned restaurants.
For the twenty-six weeks ended June 27, 2015, vendor rebates decreased $0.3 million primarily due to a one-time reimbursement received in the first quarter of 2014 related to transition costs from the company’s change to a new distributor that offset expenses incurred due to the transition.

Selling, general and administrative. During the thirteen weeks ended June 27, 2015, SG&A expense was $10.7 million, an increase of $5.1 million compared to $5.6 million in the comparable period in 2014. The increase in SG&A is primarily due to a one-time fee paid of $3.3 million in consideration for the termination of our management agreement with Roark Capital Management as well as headcount additions, consulting/professional fees, and one-time expenses of $0.7 million associated with our preparation to be a public company.

For the twenty-six weeks ended June 27, 2015, SG&A expense was $18.3 million, an increase of $8.0 million compared to $10.3 million in 2014. The increase in SG&A compared to prior year is primarily due to a one-time fee paid of $3.3 million in consideration for the termination of our management agreement with Roark Capital Management as well as headcount additions, consulting/professional fees, and one-time expenses of $2.0 million associated with our preparation to be a public company.
Depreciation and amortization. During the thirteen weeks ended June 27, 2015, depreciation expense was $0.6 million, a decrease of $0.1 million, or 11.3%, compared to $0.7 million in the comparable period in 2014.

Depreciation and amortization was $1.3 million in the twenty-six weeks ended June 27, 2015, a decrease of $0.2 million, or 15.2%, compared to $1.5 million in the comparable period in 2014. The refranchising of five restaurants caused a reduction in depreciation, which was slightly offset by capital expenditures.
Interest expense, net. During the thirteen weeks ended June 27, 2015, interest expense was $1.2 million, an increase of $0.2 million, or 20.2%, compared to $1.0 million in the comparable period in 2014. The increase was primarily due to the increased principal amount of indebtedness in March 2015 associated with the amended and restated credit facility.
Interest expense was $2.0 million in the twenty-six weeks ended June 27, 2015, comparable to prior year.
Other (income) expense, net. During both the thirteen and twenty-six weeks ended June 27, 2015, other (income) expense, net was $0.3 million, an increase of $0.2 million as compared to $0.1 million in the comparable periods in 2014. The increase was primarily attributable to expensing $172,000 of previously capitalized financing costs as a result of the $32.0 million prepayment in June 2015.
Income tax expense. Income tax expense was $0.4 million and $2.0 million in the thirteen and twenty-six weeks ended June 27, 2015, yielding an annual effective tax rate of 38.6%, compared to an annual effective tax rate of 37.2% in the prior year. The increase in the effective tax rate from prior year is due to the continued shift in mix in total revenues towards royalty revenue and franchise fees, which has resulted in a higher applicable tax rate in Texas.
Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)		Twenty-Six Weeks Ended		Increase / (Decrease)
	June 27, 2015	June 28, 2014	$	%	June 27, 2015	June 28, 2014	$	%
Revenue:
Franchise segment	$11,400	$9,151	$2,249	24.6%	$22,557	$17,810	$4,747	26.7%
Company segment	7,832	7,150	682	9.5%	15,701	15,165	536	3.5%
Total segment revenue	$19,232	$16,301	$2,931	18.0%	$38,258	$32,975	$5,283	16.0%

Segment Profit:
Franchise segment	$5,022	$4,030	$992	24.6%	$10,076	$8,147	$1,929	23.7%
Company segment	1,512	1,322	190	14.4%	2,829	3,111	(282)	(9.1)%
Total segment profit	$6,534	$5,352	$1,182	22.1%	$12,905	$11,258	$1,647	14.6%

Franchise segment. During the thirteen weeks ended June 27, 2015, franchise segment revenue was $11.4 million, an increase of $2.2 million, or 24.6%, compared to $9.2 million in the comparable period in 2014. The increase was due to 128 franchise restaurant openings since June 28, 2014, domestic same store sales growth of 9.0%.

Franchise segment revenue was $22.6 million in the year to date period ended June 27, 2015, an increase of $4.7 million, or 26.7%, from $17.8 million in the prior year. The increase was due to 128 franchise restaurant openings since June 28, 2014, domestic same store sales growth of 9.9%.

During the thirteen weeks ended June 27, 2015, franchise segment profit was $5.0 million, an increase of $1.0 million, or 24.6%, compared to $4.0 million in the comparable period in 2014 due to the growth in revenue offset by increases in SG&A.

For the year to date period ended June 27, 2015, franchise segment profit was $10.1 million, an increase of $1.9 million, or 23.7%, from $8.1 million in the prior year, due to the growth in revenue offset by increases in SG&A.

Company segment. During the thirteen weeks ended June 27, 2015, company-owned restaurant sales were $7.8 million, an increase of $0.7 million, or 9.5%, compared to $7.1 million in the comparable period in 2014. The increase is primarily due to company-owned domestic same store sales growth of 9.5%.

Company-owned restaurant sales were $15.7 million in the year to date period ended June 27, 2015, an increase of $0.5 million, or 3.5%, compared to $15.2 million in the comparable period in 2014. The increase is the result of company-owned domestic same store sales growth of 9.5%, which was partially offset by the refranchising of five company-owned restaurants during the first fiscal quarter of 2014.

During the thirteen weeks ended June 27, 2015, company segment profit was $1.5 million, an increase of $0.2 million, or 14.4%, compared to $1.3 million in the comparable period in 2014. The increase was primarily due to the leveraging of fixed costs due to the company-owned same store sales increase of 9.5% which was partially offset by a 26% increase in commodities rates for bone-in-chicken wings.

Company segment profit was $2.8 million in the twenty-six weeks ended June 27, 2015, a decrease of $0.3 million, or 9.1%, compared to $3.1 million in the prior year. The decrease is primarily due to the refranchising of five company-owned restaurants during the first fiscal quarter of 2014 and a 34% increase in commodities rates for bone-in-chicken wings partially offset by the leveraging of fixed costs due to the company-owned domestic same store sales increase of 9.5%.

Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and proceeds from the incurrence of debt. Our primary requirements for liquidity and capital are working capital and general corporate needs. Our operations have not required significant working capital and, similar to many restaurant companies, we have been able to operate, and expect to continue to operate with negative working capital. We believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur as a public company for at least the next twelve months.
The following table shows summary cash flows information for the twenty-six weeks ended June 27, 2015 and June 28, 2014 (in thousands):

	Twenty-Six Weeks Ended
	June 27, 2015	June 28, 2014
Net cash provided by (used in):
Operating activities	$863	$7,297
Investing activities	(333)	491
Financing activities	(5,378)	(569)
Net change in cash and cash equivalents	$(4,848)	$7,219
Operating activities. Our cash flows from operating activities are principally driven by sales at both franchise restaurants and company-owned restaurants, as well as franchise and development fees. We collect franchise royalties from our franchise owners on a weekly basis. Restaurant-level operating costs at our company-owned restaurants, unearned franchise and development fees and corporate overhead costs also impact our cash flows from operating activities.
Net cash provided by operating activities was $0.9 million in the twenty-six weeks ended June 27, 2015, a decrease of $6.4 million, from $7.3 million in 2014 due to a decrease in net income from the prior period and the timing in working capital changes.
Investing activities. Our net cash used in investing activities was $0.3 million in the twenty-six weeks ended June 27, 2015, a decrease of $0.8 million, from $0.5 million provided by investing activities in 2014. The decrease was due to the proceeds of $1.1 million from the refranchising of five corporate restaurants during the first fiscal quarter of 2014, which was partially offset by a decrease in capital expenditures.
Financing activities. Our net cash used in financing activities was $5.4 million in the twenty-six weeks ended June 27, 2015, a decrease of $4.8 million, from cash used in financing activities of $0.6 million in 2014. The decrease was due to a dividend payout of $48.0 million to stockholders which was partially offset by $34.8 million in net proceeds from the sale of common stock in our IPO and net borrowings of $6.8 million from our second amended and restated credit facility. No dividends were paid or borrowings of long-term debt during the comparable period in 2014.

Senior secured credit facility. In March 2015, we amended and restated the senior secured credit facility. In connection with the amended and restated facility, the facility size was increased to $137.5 million and is comprised of a $132.5 million term loan and a $5.0 million revolving credit facility. The previous facility included a term loan of $102.5 million and a revolver of $5.0 million. We used a portion of the proceeds from the amended and restated facility and cash on hand to pay a dividend of $48.0 million to our stockholders. Borrowings under the facility bear interest, payable quarterly, at our option at the base rate plus a margin (1.50% to 2.25%, dependent on our reported leverage ratio) or LIBOR plus a margin (2.50% to 3.25%, dependent on our reported leverage ratio), at the company’s discretion. The second amended and restated facility also extended the maturity date of the senior secured credit facility from December 2018 to March 2020. Subject to certain conditions, the Company has the ability to increase the second senior secured credit facility by up to an additional $30.0 million.
On June 11, 2015, we completed an IPO and after underwriter discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $34.8 million. A portion of these proceeds were used to prepay $32.0 million of the outstanding balance under our second amended and restated credit facility. As a result of this payment, we have no scheduled principal payments due under our senior secured credit facility until March of 2019. At such time, principal installments ranging from $1.1 million to $3.3 million are due quarterly with all unpaid amounts due at maturity in March 2020.
The senior secured credit facility is secured by substantially all of our assets and requires compliance with certain financial and non-financial covenants, including fixed charge coverage and leverage. We were in compliance with these covenants as of June 27, 2015. Failure to comply with these covenants in the future could cause an acceleration of outstanding amounts under the term loan and restrict us from borrowing under the revolving credit facility to fund our liquidity requirements.
Contractual Obligations
In connection with our repayment of $32.0 million of long-term debt under our senior secured credit facility during the second fiscal quarter of 2015, we have no scheduled principal payments due under our senior secured credit facility until March of 2019.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of June 27, 2015.

Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with US GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to our consolidated financial statements. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Registration Statement and there have been no material changes since the filing of our Registration Statement.
Recent Accounting Pronouncements
JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We have availed ourselves of the reduced reporting obligations and executive compensation disclosure in the Registration Statement, and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings.

In addition, an emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of this extended transition period, and as a result, we plan to comply with any new or revised accounting standards on the relevant dates on which non-emerging growth companies must adopt the standards. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Special Note Regarding Forward-Looking Statements
This document contains statements about future events and expectations that constitute forward-looking statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. Such statements include, in particular, statements about our plans, strategies and prospects. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “would,” “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations with respect to our future liquidity, expenses and consumer appeal. These statements are based on beliefs and assumptions of Wingstop’s management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied or forecasted in such forward-looking statements.
Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•
overall macroeconomic conditions may impact our ability to successfully execute our growth strategy and franchise and open new restaurants that are profitable and to increase our revenue and operating profits;

•	the impact of the operating results of our and our franchisees’ existing restaurants on our financial performance;

•	the impact of new restaurant openings on our financial performance;

•	our ability to recruit and contract with qualified franchisees and to open new franchise restaurants;

•
our ability to develop and maintain the Wingstop brand, including through effective advertising and marketing and the support of our franchisees’ and the negative impact of actions of a franchisee, acting as an independent third party, could have on our financial performance or brand;

•
our and our franchisees’ reliance on vendors, suppliers and distributors or changes in food and supply costs, including any increase in the prices of the ingredients most critical to our menu, particularly bone-in chicken wings;

•	our and our franchisees’ ability to compete with many other restaurants and to increase domestic same store sales and average weekly sales;

•	our ability to successfully meet or exceed the expectations of securities analysts or investors concerning our annual or quarterly operating results, domestic same store sales or average weekly sales;

•	our expansion into new markets may present increased risks due to our unfamiliarity with those areas;

•
the reliability of our, our franchisees’ and our licensees’ information technology systems and network security, including costs resulting from breaches of security of confidential guest, franchisee or employee information;

•	legal complaints, litigation or regulatory compliance, including changes in laws impacting the franchise business model;

•	our and our franchisees’ ability to attract and retain qualified employees while also controlling labor costs;

•	publicity regarding other franchisors controlled by our majority stockholder;

•	potential fluctuations in our annual or quarterly operating results and the impact of significant adverse weather conditions and other disasters;

•	disruptions in our and our franchisees’ ability to utilize computer systems to process transactions and manage our business;

•
health concerns arising from outbreaks of viruses, including the impact of a pandemic spread of avian flu on our and our franchisees’ supply of chicken and concerns regarding food safety and food-borne illness;

•	our and our franchisees’ ability to obtain and maintain required licenses and permits or to comply with alcoholic beverage or food control regulations;

•	our ability to maintain insurance that provides adequate levels of coverage against claims;

•	fluctuations in exchange rates on our revenue;

•
our and our franchisees’ ability to successfully operate in unfamiliar markets and markets where there may be limited or no market recognition of our brand, including the impact that our expansion into international markets has on our exposure to risk factors over which neither we nor our franchisees have control;

•	the potential impact opening new restaurants in existing markets could have on sales at existing restaurants;

•	the effectiveness of our advertising and marketing campaigns, which may not be successful;

•	food safety issues, which may adversely impact our or our franchisees’ business;

•	changes in consumer preferences, including changes caused by diet and health concerns or government regulation;

•	the continued service of our executive officers;

•	our ability to successfully open new franchised Wingstop restaurants for which we have signed commitments;

•	our stated sales to investment ratio and average unlevered cash-on-cash return may not be indicative of future results of any new franchised restaurant;

•	our ability to protect our intellectual property;

•
our ability to generate or raise capital on acceptable terms in the future, including our ability to incur additional debt and other restrictions under the terms of our existing senior secured credit facility;

•
the JOBS Act allowing us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC;

•
the costs and time requirements as a result of operating as a public company, including our ability to effectively remediate identified material weaknesses and improve internal control over financial reporting in order to comply with applicable reporting obligations;

•	future impairment charges;

•	the concentration of ownership by our majority stockholder and “controlled company” exemptions under Nasdaq listing standards; and

•
the impact of anti-takeover provisions in our charter documents and under Delaware law, which could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Risk Factors” in our Registration Statement. We assume no obligation to update or revise any forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Impact of Inflation. The primary inflationary factors affecting our and our franchisees’ operations are food and beverage costs, labor costs, energy costs and the costs and materials used in the construction of new restaurants. Our restaurant operations are subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our and our franchisees’ restaurant personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our and our franchisees’ labor costs. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. Substantial increases in costs and expenses could impact our operating results to the extent such increases cannot be passed through to our customers. Historically, inflation has not had a material effect on our results of operations. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for bone-in chicken wings so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 29.6% and 23.2% of our company-owned restaurant cost of sales during the twenty-six weeks ended June 27, 2015 and June 28, 2014, respectively, with an average price per pound of $1.87 and $1.40, respectively. A hypothetical 10% increase in the bone-in chicken wing costs in would have increased costs of sales by approximately $0.3 million during the twenty-six weeks ended June 27, 2015. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing agreements with our suppliers, these agreements cover our physical commodity needs, are not net-settled, and are accounted for as normal purchases.
Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under our senior secured credit facility, which bear interest at variable rates. As of June 27, 2015, we had $100.5 million outstanding under our credit facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. A hypothetical 1.0% percentage point increase or decrease in the interest rate associated with our credit facilities would have resulted in a $1.0 million impact on interest expense on an annualized basis. In March 2014, the Company entered into an interest rate cap agreement for a notional amount of $24.4 million to minimize the variability of its cash flows related to a portion of its floating rate indebtedness. The interest rate cap agreement caps LIBOR at 2.50% from March 2014 through December 2016 with respect to the $24.4 million notional amount of such agreement. On December 31, 2014, the notional amount increased by $24.3 million to $48.7 million. In June 2015, the Company entered into an additional interest rate cap agreement for a notional amount by $18.2 million to a combined $66.9 million. The June 2015 interest rate cap agreement caps LIBOR at 2.50% from June 2015 through March 2018 with respect to the $18.2 million notional amount of such agreements.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2015, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no other significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION.

Item 1.     Legal Proceedings.
From time to time we may be involved in claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.

Item 1A.     Risk Factors.
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Registration Statement.  There have been no material changes to our Risk Factors as previously reported.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
We granted options to purchase an aggregate of 96,232 shares of our common stock with exercise prices ranging from $13.03 to $19.00 per share during the thirteen week period ended June 27, 2015 to employees pursuant to our 2010 Plan and 2015 Plan and/or in reliance upon the exemption from the registration requirements of the Securities Act of 1933, or Securities Act, provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering, as set forth in the tables below. No underwriters were involved in the foregoing transactions. All of such unregistered shares of common stock are deemed restricted securities for purposes of the Securities Act. No such options have been exercised.

The following table sets forth the dates on which such options were granted and the number of shares of common stock subject to such options, the exercise price and the number of employees granted options on each date from March 27, 2015 through June 27, 2015:

Date of Grant	Common Stock Subject to Option Granted	Exercise Price	Number of Employees Granted Options
5/27/2015	43,600	$13.03	2
6/11/2015	52,632	$19.00	1
	96,232

Use of Proceeds from Initial Public Offering of Common Stock
On June 11, 2015, we priced the initial public offering of 6,670,000 shares of our common stock, par value $0.01 per share, pursuant to a registration statement, file number 333-203891, that was declared effective by the SEC on June 11, 2015. The offering closed on June 17, 2015. Morgan Stanley & Co. LLC, Jefferies LLC, Robert W. Baird & Co. Incorporated, Goldman, Sachs & Co., Barclays Capital Inc. and Wells Fargo Securities, LLC were the managing underwriters.
Under the Registration Statement, (i) we registered, issued and sold an aggregate of 2,150,000 shares of our common stock at a price to the public of $19.00 per share for aggregate gross offering proceeds of $40.8 million and (ii) we registered and the selling stockholders sold 4,520,000 shares of our common stock at a price to the public of $19.00 per share for aggregate gross offering proceeds of $85.9 million. After underwriter discounts and commissions and offering expenses of $3.2 million, we received net proceeds from the offering of approximately $34.8 million. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders. A portion of these proceeds were used to prepay $32.0 million of the outstanding balance under our second amended and restated credit facility (as defined herein, see Note 7). The remainder of the proceeds were used to pay a one-time fee in consideration for the termination of our management agreement with Roark Capital Management (see Note 10) and other transaction related expenses.

Item 3.     Defaults Upon Senior Securities.
None.

Item 4.     Mine Safety Disclosures.
Not applicable.

Item 5.     Other Information.
None.

Item 6.    Exhibits.
Index to exhibits

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Wingstop Inc. filed as exhibit 3.1 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

3.2
Amended and Restated Bylaws of Wingstop Inc. filed as exhibit 3.2 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.1 #	Amendment One to Wingstop Inc. 2015 Omnibus Incentive Compensation Plan
10.2 #	Form of Option Award Agreement for Wingstop Inc. 2015 Omnibus Incentive Compensation Plan
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# Management contract, compensatory plan or arrangement required to be filed as an exhibit.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wingstop Inc.
(Registrant)

Date:	August 7, 2015	By:	/s/ Charles R. Morrison
President and Chief Executive Officer

Date:	August 7, 2015	By:	/s/ Michael F. Mravle
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Wingstop Inc. filed as exhibit 3.1 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

3.2
Amended and Restated Bylaws of Wingstop Inc. filed as exhibit 3.2 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.1 #	Amendment One to Wingstop Inc. 2015 Omnibus Incentive Compensation Plan
10.2 #	Form of Option Award Agreement for Wingstop Inc. 2015 Omnibus Incentive Compensation Plan
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# Management contract, compensatory plan or arrangement required to be filed as an exhibit.