Form 10-Q
period 2015-09-26
Wingstop Inc.
filed 2015-11-06
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015

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

On November 2, 2015 there were 28,581,182 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION.

Item 1.     Financial Statements.
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	September 26, 2015	December 27, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,717	$9,723
Accounts receivable, net	2,404	2,380
Prepaid expenses and other current assets	3,819	2,848
Advertising fund assets, restricted	3,410	3,170
Total current assets	15,350	18,121
Property and equipment, net	4,510	3,622
Goodwill	45,128	45,128
Trademarks	32,700	32,700
Customer relationships, net	18,639	19,668
Other non-current assets	859	997
Total assets	$117,186	$120,236
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$1,331	$1,502
Other current liabilities	7,057	6,895
Current portion of debt	—	4,869
Advertising fund liabilities, restricted	3,410	3,170
Total current liabilities	11,798	16,436
Long-term debt, net of current	95,500	88,852
Deferred revenues, net of current	7,435	7,159
Deferred income tax liabilities, net	14,657	15,250
Other non-current liabilities	2,100	1,533
Total liabilities	131,490	129,230
Commitments and contingencies (see note 8)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,581,182 and 26,101,755 shares issued and outstanding as of September 26, 2015 and December 27, 2014, respectively	286	261
Additional paid-in-capital	36,034	2,313
Accumulated deficit	(50,624)	(11,568)
Total stockholders' deficit	(14,304)	(8,994)
Total liabilities and stockholders' deficit	$117,186	$120,236

See accompanying notes to consolidated financial statements

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Revenue:
Royalty revenue and franchise fees	$11,587	$9,477	$34,144	$27,287
Company-owned restaurant sales	7,547	6,940	23,248	22,105
Total revenue	19,134	16,417	57,392	49,392
Costs and expenses:
Cost of sales (*)	5,328	4,882	16,580	15,161
Selling, general and administrative	7,317	6,833	25,658	17,156
Depreciation and amortization	636	690	1,944	2,232
Total costs and expenses	13,281	12,405	44,182	34,549
Operating income	5,853	4,012	13,210	14,843
Interest expense, net	800	876	2,764	2,871
Other (income) expense, net	96	(35)	382	61
Income before income tax expense	4,957	3,171	10,064	11,911
Income tax expense	1,784	1,178	3,753	4,426
Net income	$3,173	$1,993	$6,311	$7,485

Earnings per share
Basic	$0.11	$0.08	$0.23	$0.29
Diluted	$0.11	$0.08	$0.23	$0.29

Weighted average shares outstanding
Basic	28,581	25,934	27,135	25,788
Diluted	28,891	26,215	27,438	26,128

Dividends per share	$—	$—	$1.83	$—

(*) exclusive of depreciation and amortization, shown separately
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 27, 2014	26,101,755	$261	$2,313	$(11,568)	$(8,994)
Net income	—	—	—	6,311	6,311
Issuance of common stock in connection with the IPO, net of transaction expenses	2,150,000	21	34,630	—	34,651
Exercise of stock options	329,427	4	474	—	478
Stock-based compensation expense	—	—	492	—	492
Excess tax benefit of stock-based compensation	—	—	757	—	757
Dividends paid	—	—	(2,632)	(45,367)	(47,999)
Balance at September 26, 2015	28,581,182	$286	$36,034	$(50,624)	$(14,304)

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 26, 2015	September 27, 2014

Operating activities
Net income	$6,311	$7,485
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,944	2,232
Excess tax benefit of stock-based compensation	(757)	(445)
Deferred income taxes	(660)	(1,275)
Stock-based compensation expense	492	322
(Gain)/Loss on disposal of property and equipment	6	(95)
Amortization of debt issuance costs	299	142
Changes in operating assets and liabilities:
Accounts receivable	(4)	(210)
Prepaid expenses and other assets	(997)	(607)
Accounts payable and other current liabilities	834	718
Deferred revenue	203	1,976
Other non-current liabilities (attributable to deferred rent and lease incentives)	210	255
Cash provided by operating activities	7,881	10,498

Investing activities
Purchases of property and equipment	(1,329)	(969)
Proceeds from sales of assets	—	1,147
Cash (used in) provided by investing activities	(1,329)	178

Financing activities
Proceeds from issuance of common stock, net of expenses	34,651	—
Proceeds from exercise of stock options	478	416
Borrowings of long-term debt	40,000	—
Principal payments on long-term debt	(38,218)	(7,562)
Payment of deferred financing costs	(227)	—
Excess tax benefit of stock-based compensation	757	445
Dividends paid	(47,999)	—
Cash used in financing activities	(10,558)	(6,701)

Net change in cash and cash equivalents	(4,006)	3,975
Cash and cash equivalents at beginning of period	9,723	3,173
Cash and cash equivalents at end of period	$5,717	$7,148

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation and Summary of Significant Accounting Policies
Overview

Wingstop Inc. was incorporated in Delaware on March 18, 2015 (“Wingstop” or the “Company”). Wing Stop Holding Corporation was merged with and into Wingstop Inc. pursuant to the reorganization that occurred on May 28, 2015 as described below. Wing Stop Holding Corporation was originally formed on March 16, 2010 to purchase 100% of the equity interests of Wingstop Holdings, Inc. (“WHI”). WHI owns 100% of the common stock of Wingstop Restaurants Inc. (“WRI”). Wingstop, through its primary operating subsidiary, WRI, collectively referred to as the “Company”, is in the business of franchising and operating Wingstop restaurants. As of September 26, 2015, 737 franchised restaurants were in operation domestically. As of September 26, 2015, 51 international franchised restaurants were in operation across six countries. As of September 26, 2015, WRI owned and operated 19 restaurants.

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

Initial Public Offering

On June 11, 2015, the Company priced the initial public offering of 6,670,000 shares of our common stock, par value $0.01 per share, pursuant to a registration statement, file number 333-203891, that was declared effective by the SEC on June 11, 2015 (our “Registration Statement”). Under the Registration Statement, (i) we registered, issued and sold an aggregate of 2,150,000 shares of our common stock at a price to the public of $19.00 per share for aggregate gross offering proceeds of $40.8 million and (ii) we registered and the selling stockholders sold 4,520,000 shares of our common stock at a price to the public of $19.00 per share for aggregate gross offering proceeds of $85.9 million. After underwriter discounts and commissions and offering expenses of $3.2 million, we received net proceeds from the offering of approximately $34.7 million. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders. A portion of these proceeds were used to prepay $32.0 million of the outstanding balance under our second amended and restated credit facility (as defined herein, see Note 7). The remainder of the proceeds were used to pay a one-time fee in consideration for the termination of our management agreement with Roark Capital Management (see Note 10) and other transaction related expenses.
Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted.  Balance sheet amounts are as of September 26, 2015 and December 27, 2014 and operating results are for the thirteen and thirty-nine weeks ended September 26, 2015 and September 27, 2014.  In the Company’s opinion, all necessary adjustments have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the fiscal year ended December 27, 2014 included in the Company’s Registration Statement.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Summary of Significant Accounting Policies
(a)    Principles of Consolidation
The accompanying interim unaudited consolidated financial statements include the accounts of Wingstop Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
(b)    Fiscal Year End
The Company uses a 52/53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2015 and 2014 each consist of 52 weeks. The fiscal quarters ended September 26, 2015 and September 27, 2014 each consisted of 13 weeks.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Effective in June 2015, WRI changed its calculation of the marketing administrative costs incurred by WRI on behalf of the Ad Fund, which has lowered the marketing administrative costs to replace its discretionary contributions to the Ad Fund.  The net result of these changes in the cash flows between WRI and the Ad Fund will have minimal impact on the Company’s operating costs and no impact to the funds available to the Ad Fund.  This change will also not impact historical trends of the Company’s net marketing costs. WRI made discretionary contributions to the advertising fund for the purpose of supplementing national and regional advertising in certain markets of $0 and $285,000 for the thirteen weeks ended September 26, 2015 and September 27, 2014, respectively, and $928,000 and $1,017,000 for the thirty-nine weeks ended September 26, 2015 and September 27, 2014, respectively, which are included in Selling, general and administrative expenses, or SG&A, in the Consolidated Statements of Operations. Additionally, WRI made net contributions to the advertising fund based on its sales as owner and operator of WRI-owned restaurants of approximately $151,000 and $139,000 during the thirteen weeks ended September 26, 2015 and September 27, 2014, respectively, and $465,000 and $442,000 during the thirty-nine weeks ended September 26, 2015 and September 27, 2014, respectively, which are included in Cost of sales in the Consolidated Statements of Operations.

In addition to the contributions to the Ad Fund, advertising costs, which are expensed as incurred, were $204,000 and $241,000 during the thirteen weeks ended September 26, 2015 and September 27, 2014, and $702,000 and $768,000 during the thirty-nine weeks ended September 26, 2015 and September 27, 2014, respectively.
(f)    Net Income per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards, determined using the treasury stock method. For the thirteen weeks ended September 26, 2015 all stock options had a dilutive effect; therefore none were excluded from the calculation of diluted earnings per share. For the thirteen weeks ended September 27, 2014, we had approximately 117,000 stock options outstanding which were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive. For the thirty-nine weeks ended September 26, 2015 and September 27, 2014, respectively, we had approximately 8,000 and 120,000 stock options outstanding which were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Basic weighted average shares outstanding	28,581	25,934	27,135	25,788
Dilutive stock options	310	281	303	340
Diluted weighted average shares outstanding	28,891	26,215	27,438	26,128

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(g)    Business Segments
The Company identifies its reporting segments based on the organizational units used by management to monitor performance and make operating decisions. These reporting segments are as follows: franchise operations and company restaurant operations.
Franchise segment
The Franchise segment consists of our domestic and international franchise restaurants, which represent the majority of our system-wide restaurants. As of September 26, 2015, the franchise operations segment consisted of 788 restaurants operated by Wingstop franchisees in the United States and six countries outside of the United States as compared to 659 franchised restaurants in operation domestically and across five countries outside of the United States as of September 27, 2014. Franchise operations revenue consists primarily of franchise royalty revenue, sales of franchise and development fees and international territory fees. Additionally, vendor rebates received for system-wide volume purchases in excess of the total expense of the vendor’s products are recognized as revenue of franchise operations.

Company segment
As of September 26, 2015 and September 27, 2014, the Company segment consisted of 19 company-owned restaurants, located only in the United States. Company restaurant sales are for food and beverage sales at company-owned restaurants. Company restaurant expenses are operating expenses at company-owned restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.
Certain corporate related items are not allocated to the reportable segments and consist primarily of expenses associated with the Company’s initial public offering and management fees. The Company allocates SG&A expenses based on the relative support provided to each reportable segment.
(h)    Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The pronouncement is effective for fiscal years and interim periods within those fiscal years, beginning after December 31, 2015. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect this guidance will have on our consolidated financial statements and related disclosures and have not yet selected a transition method.

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
The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis in our Consolidated Balance Sheets (in thousands):

	Fair Value Hierarchy	September 26, 2015	December 27, 2014
Other non-current assets:
2014 interest rate cap	Level 2	$1	$38
2015 interest rate cap	Level 2	$53	$—
The fair value of the interest rate caps are estimated using industry standard valuation models and market-based observable inputs, including interest rate curves.  In addition, the fair value of the interest rate caps includes consideration of the counterparty’s non-performance risk.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.  Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	September 26, 2015		December 27, 2014
		Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt obligations:
Senior Secured Term Loan Facility (1)	Level 3	$95,500	$95,500	$93,721	$94,443
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
(3)    Divestitures
In February 2014, WRI sold five restaurants to an existing franchisee, which had a carrying value of $1.0 million, comprised of $610,000 in net assets and $442,000 in allocated goodwill, for proceeds of $1.1 million, resulting in a gain on disposal of approximately $100,000. Upon disposal of the assets, any gain or loss is recorded on the Consolidated Statements of Operations in SG&A.

(4)    Prepaid Expenses and Other Current Assets and Other Current Liabilities
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 26, 2015	December 27, 2014
Prepaid expenses	$1,138	$1,170
Federal income tax receivable	1,178	90
Deferred income tax asset	1,308	1,408
Inventories	195	176
Other	—	4
Total	$3,819	$2,848
Other current liabilities consisted of the following (in thousands):

	September 26, 2015	December 27, 2014
Accrued payroll and bonuses	$2,701	$1,814
Current portion of deferred revenues	1,686	1,759
Accrued legal and other professional fees	1,116	1,655
Accrued interest	751	749
Other accrued liabilities	803	918
Total	$7,057	$6,895
(5)    Derivative Financial Instruments
At September 26, 2015, the Company had outstanding floating rate debt obligations of $95.5 million.  In March 2014, the Company entered into an interest rate cap agreement for a notional amount of $24.4 million to minimize the variability of its cash flows

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

related to a portion of its floating rate indebtedness. The interest rate cap agreement caps LIBOR at 2.50% from March 2014 through December 2016 with respect to the $24.4 million notional amount of such agreement. On December 31, 2014, the notional amount increased by $24.3 million to $48.7 million. In June 2015, the Company entered into an additional interest rate cap agreement for a notional amount of $18.2 million which results in a combined amount of $66.9 million. The June 2015 interest rate cap agreement caps LIBOR at 2.50% from June 2015 through March 2018 with respect to the $18.2 million notional amount of such agreements.
Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to Other (income) expense at the time quarterly interest payments are made.
(6)    Income Taxes
Income tax expense and the effective rate were $1.8 million and 36.0%, respectively, for the thirteen weeks ended September 26, 2015, and $1.2 million and 37.1%, respectively, for the thirteen weeks ended September 27, 2014. Income tax expense and the effective rate were $3.8 million and 37.3%, respectively, for the thirty-nine weeks ended September 26, 2015, and $4.4 million and 37.2%, respectively, for the thirty-nine weeks ended September 27, 2014.
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
In June of 2015, in connection with the IPO, the Company used a portion of the IPO proceeds to make a $32.0 million prepayment of the outstanding principle balance of the second amended and restated credit facility. As a result of the prepayment in June 2015, the Company expensed $172,000 of previously capitalized financing costs, which are included in Other (income) expense in the Consolidated Statements of Operations. As of September 26, 2015, the amended and restated credit facility had an outstanding balance of $95.5 million that bears interest at 2.78%. In connection with the prepayments of $37.0 million in 2015 under the second amended and restated credit facility, there are no scheduled principal payments due until September of 2019. At such time, principal installments ranging from $2.8 million to $3.3 million are due quarterly with all unpaid amounts due at maturity in March 2020.
The second amended and restated senior secured credit facility includes a $5.0 million revolver. The revolver bears interest, payable quarterly at the base rate plus a margin, as defined in the credit agreement documentation or LIBOR plus a margin, as defined in the credit agreement, with all unpaid amounts due at maturity in December 2018. At September 26, 2015 and December 27, 2014, there were no amounts outstanding on the line of credit.
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
The second amended and restated senior secured credit facility includes a $3.0 million line of credit which the Company may utilize to issue letters of credit. The letter of credit facility matures in March 2020. At September 26, 2015 and December 27, 2014, there were no letters of credit outstanding.
The second amended and restated senior secured credit facility is secured by substantially all assets of the Company and requires compliance with certain financial and non-financial covenants. As of September 26, 2015, the Company was in compliance with all financial covenants.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

As of September 26, 2015, the scheduled principle payments on debt were as follows (in thousands):

Remainder of fiscal year 2015	$—
Fiscal year 2016	—
Fiscal year 2017	—
Fiscal year 2018	—
Fiscal year 2019	2,750
Fiscal year 2020	92,750
Total	$95,500
(8)    Commitments and Contingencies
WRI leases certain office and retail space and equipment under non-cancelable operating leases with terms expiring at various dates through October 2025.
A schedule of future minimum rental payments required under our operating leases, excluding contingent rent, that have initial or remaining non-cancelable lease terms in excess of one year, as of September 26, 2015, is as follows (in thousands):

Remainder of fiscal year 2015	$341
Fiscal year 2016	1,521
Fiscal year 2017	1,534
Fiscal year 2018	1,318
Fiscal year 2019	1,105
Fiscal year 2020	977
Thereafter	4,166
Total	$10,962
Rent expense under cancelable and non-cancelable leases was $531,000 and $468,000 for the thirteen weeks ended September 26, 2015 and September 27, 2014, respectively, and $1.5 million for the thirty-nine weeks ended September 26, 2015 and September 27, 2014.
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
(9)    Stock-Based Compensation
In connection with the IPO, the Wingstop Inc. 2015 Omnibus Equity Incentive Plan, or the 2015 Plan, was adopted and became effective upon completion of the offering. The 2015 Plan provides for the grant or award of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards and other stock-based awards to employees, directors, and other eligible persons. Under the 2015 Plan, Wingstop had 2,143,589 shares authorized for issuance, 52,632 shares of common stock issuable upon exercise of currently outstanding options as of September 26, 2015 and 2,090,957 shares available for future grants.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The options granted under the 2015 Plan are subject to either service-based or performance-based vesting. Service-based options contain a service-based, or time-based, vesting provision. Performance-based options contain performance-based vesting provisions based on the Company meeting certain Adjusted EBITDA profitability targets for each fiscal year during the vesting period. In the event of a change in control of the Company (as defined in the 2015 Plan), each outstanding award will be treated as the compensation committee determines, either by the terms of the award agreement or by resolution adopted by the compensation committee, including without limitation, that the awards may be vested, assumed replaced with substitute awards, cashed-out or terminated.
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
Under the 2010 Plan, Wingstop had 3,304,115 shares authorized for issuance. There are 1,127,560 shares of common stock issuable upon exercise of currently outstanding options at September 26, 2015 and 168,648 shares available for future grants.
The following table summarizes stock option activity (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 27, 2014	1,466	$3.74	$7,551	8.0
Granted	96	$16.30
Exercised	(329)	$1.45
Canceled	(53)	$0.86
Outstanding - September 26, 2015	1,180	$4.50	$24,746	8.0
Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized approximately $492,000 and $322,000 in stock compensation expense for thirty-nine weeks ended September 26, 2015 and September 27, 2014, respectively, with a corresponding increase to additional paid-in-capital. As of September 26, 2015, there was $3.8 million of total unrecognized stock compensation expense related to non-vested stock options, which will be recognized over a weighted average period of approximately 3.0 years. Stock compensation expense is included in SG&A in the Consolidated Statement of Operations. There were approximately 96,000 options granted during the thirty-nine weeks ended September 26, 2015.
During the first fiscal quarter of 2015, the Board of Directors authorized a dividend in the amount of $1.83 per share or $48.0 million. In connection with the declaration and payment of the dividend, the exercise price of some of the outstanding options on March 27, 2015 was reduced by an amount of $1.83 per share. Management evaluated the option modification for incremental compensation expense and calculated $537,000, of which $57,000 was recorded at the time of the declaration.
(10)    Related Party Transactions
The Company was party to a management agreement with Roark Capital Management, LLC, or Roark Capital Management, an affiliate of Wingstop’s majority shareholder.  Pursuant to this management agreement, Roark agreed to provide the Company with advice concerning finance, strategic planning and other services.  In June of 2015, the Company paid a one-time fee to Roark Capital Management in consideration for the termination of our management agreement of $3.3 million. The Company paid Roark fees and expense reimbursement totaling $111,000 for the thirteen weeks ended September 27, 2014, and $3.5 million and $338,000 for the thirty-nine weeks ended September 26, 2015 and September 27, 2014, respectively, inclusive of the termination fee.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(11)    Business Segments
Information on segments and a reconciliation to income (loss) before taxes are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue:
Franchise segment	$11,587	$9,477	$34,144	$27,287
Company segment	7,547	6,940	23,248	22,105
Total segment revenue	$19,134	$16,417	$57,392	$49,392

Segment Profit:
Franchise segment	$4,446	$3,685	$14,522	$11,833
Company segment	1,407	1,214	4,236	4,324
Total segment profit	5,853	4,899	18,758	16,157
Corporate and other (1)	—	887	5,548	1,314
Interest expense, net	800	876	2,764	2,871
Other (income) expense, net	96	(35)	382	61
Income (loss) before taxes	$4,957	$3,171	$10,064	$11,911

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

Founded in 1994 in Garland, Texas, we have sold approximately 4 billion wings since our inception. Today, Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of September 26, 2015, we had a total 807 restaurants across 39 states and seven countries in our system. Our restaurant base is 98% franchised, with 788 franchised locations (including 51 international locations) and 19 company-owned restaurants.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Domestic Franchised Activity:
Beginning of period	714	612	652	569
Openings	24	18	87	58
Closures and relocations	(1)	(2)	(2)	(4)
Refranchised (*)	—	—	—	5
Restaurants end of period	737	628	737	628

Domestic Company-Owned Activity:
Beginning of period	19	19	19	24
Openings	—	—	—	—
Closures and relocations	—	—	—	—
Refranchised (*)	—	—	—	(5)
Restaurants end of period	19	19	19	19

Total Domestic Restaurants	756	647	756	647

International Franchised Activity:
Beginning of period	52	26	41	21
Openings	3	6	15	11
Closures and relocations	(4)	(1)	(5)	(1)
Refranchised (*)	—	—	—	—
Restaurants end of period	51	31	51	31

Total System-wide Restaurants	807	678	807	678
* Restaurant(s) sold by us to a franchisee. See footnote 3 within the financial statements.
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
Average unit volume (AUV). AUV consists of the average annual sales of all restaurants that have been open for a trailing 52-week period or longer. This measure is calculated by dividing sales during the applicable period for all restaurants being measured by the number of restaurants being measured. We provide AUV for domestic restaurants and company-owned restaurants. Domestic AUV includes revenue from both company-owned and franchised restaurants. AUV allows management to assess our company-owned and franchised restaurant economics. Changes in AUV are primarily driven by increases in same store sales and are also influenced by opening new restaurants.

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
The following table sets forth our key performance indicators as well as our total revenue and net income for the thirteen and thirty-nine weeks ended September 26, 2015 and September 27, 2014 (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Number of system-wide restaurants open at end of period	807	678	807	678
System-wide sales (1)	$201,656	$168,454	$603,666	$496,781
Domestic restaurant AUV	$1,122	$1,053	$1,122	$1,053
System-wide domestic same store sales growth	6.3%	12.4%	8.7%	12.5%
Company-owned domestic same store sales growth	8.7%	14.0%	9.3%	16.4%
Total revenue	$19,134	$16,417	$57,392	$49,392
Net income	$3,173	$1,993	$6,311	$7,485
Adjusted EBITDA (2)	$6,543	$5,736	$20,984	$18,564

(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.7% and 4.1% for the thirteen weeks ended September 26, 2015 and September 27, 2014, respectively, and was 3.9% and 4.4% for the thirty-nine weeks ended September 26, 2015 and September 27, 2014, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.

(2) EBITDA and Adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity.
We define “EBITDA” as net income before interest expense, net, income tax expense, and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for management fees and expense reimbursement, transaction costs, gains and losses on the disposal of assets, stock-based compensation expense and earn-out obligation. There were no gains and losses on disposal of assets or earn-out obligations during the fiscal quarters ended September 26, 2015 and September 27, 2014. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations period over period and would ordinarily add back non-cash expenses such as depreciation and amortization, as well as items that are not part of normal day-to-day operations of our business.

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
Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments for transaction costs, gains and losses on disposal of assets and stock-based compensation, among other items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our restaurants and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record following this offering, such as management fees and expense reimbursement. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 26, 2015 and September 27, 2014 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income	$3,173	$1,993	$6,311	$7,485
Interest expense, net	800	876	2,764	2,871
Income tax expense	1,784	1,178	3,753	4,426
Depreciation and amortization	636	690	1,944	2,232
EBITDA	$6,393	$4,737	$14,772	$17,014
Additional adjustments:
Management agreement termination fee (a)	—	—	3,297	—
Management fees (b)	—	111	237	338
Transaction costs (c)	—	776	2,186	976
Gains and losses on disposal of assets (d)	—	—	—	(86)
Stock-based compensation expense (e)	150	112	492	322
Adjusted EBITDA	$6,543	$5,736	$20,984	$18,564
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

Results of Operations

The following table sets forth our results of operations in dollars and as a percent of total revenues for the thirteen and thirty-nine weeks ended ended September 26, 2015 and September 27, 2014 (in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)		Thirty-Nine Weeks Ended		Increase / (Decrease)
	September 26, 2015	September 27, 2014	$	%	September 26, 2015	September 27, 2014	$	%
Revenue:
Royalty revenue and franchise fees	$11,587	$9,477	$2,110	22.3%	$34,144	$27,287	$6,857	25.1%
Company-owned restaurant sales	7,547	6,940	607	8.7%	23,248	22,105	1,143	5.2%
Total revenue	19,134	16,417	2,717	16.5%	57,392	49,392	8,000	16.2%
Costs and expenses:
Cost of sales (*)	5,328	4,882	446	9.1%	16,580	15,161	1,419	9.4%
Selling, general and administrative	7,317	6,833	484	7.1%	25,658	17,156	8,502	49.6%
Depreciation and amortization	636	690	(54)	(7.8)%	1,944	2,232	(288)	(12.9)%
Total costs and expenses	13,281	12,405	876	7.1%	44,182	34,549	9,633	27.9%
Operating income	5,853	4,012	1,841	45.9%	13,210	14,843	(1,633)	(11.0)%
Interest expense, net	800	876	(76)	(8.7)%	2,764	2,871	(107)	(3.7)%
Other (income) expense, net	96	(35)	131	**NM	382	61	321	**NM
Income before income tax expense	4,957	3,171	1,786	56.3%	10,064	11,911	(1,847)	(15.5)%
Income tax expense	1,784	1,178	606	51.4%	3,753	4,426	(673)	(15.2)%
Net income	$3,173	$1,993	$1,180	59.2%	$6,311	$7,485	$(1,174)	(15.7)%

(*) Exclusive of depreciation and amortization, shown separately.
(**) Not meaningful.

Total revenue. During the thirteen weeks ended September 26, 2015, total revenue was $19.1 million, an increase of $2.7 million, or 16.5%, compared to $16.4 million in the comparable period in 2014. Total revenue was $57.4 million during the year to date period ended September 26, 2015, an increase of $8.0 million, or 16.2%, compared to $49.4 million in the prior year.
Royalty revenue and franchise fees. During the thirteen weeks ended September 26, 2015, royalty revenue and franchise fees were $11.6 million, an increase of $2.1 million, or 22.3%, compared to $9.5 million in the comparable period in 2014. Royalty revenue increased $1.7 million primarily due to an increase in the number of franchised stores from 659 at September 27, 2014 to 788 at September 26, 2015 and domestic same store sales growth of 6.3%. Franchise fees increased $0.1 million driven by 27 franchise restaurant openings in the thirteen weeks ended September 26, 2015 compared to 24 during the thirteen weeks ended September 27, 2014.
For the year to date period ended September 26, 2015, royalty revenue and franchise fees were $34.1 million, an increase of $6.9 million, or 25.1%, compared to $27.3 million in the prior year. Royalty revenue increased by $5.3 million primarily due to an increase in the number of franchised stores and domestic same store sales growth of 8.7%. Franchise fees increased by $0.9 million driven by 102 franchise restaurant openings in the thirty-nine weeks ended September 26, 2015 compared to 69 restaurant openings in the thirty-nine weeks ended September 27, 2014.

Company-owned restaurant sales. During the thirteen weeks ended September 26, 2015, company-owned restaurant sales were $7.5 million, an increase of $0.6 million, compared to $6.9 million in the comparable period in 2014. The increase is the result of company-owned domestic same store sales growth of 8.7%.

Company-owned restaurant sales were $23.2 million in the year to date period ended September 26, 2015, an increase of $1.1 million, or 5.2%, compared to $22.1 million in the prior year. The increase is the result of same store sales growth of 9.3%, which was partially offset by the refranchising of five company-owned restaurants during the first quarter of 2014.

Cost of sales. During the thirteen weeks ended September 26, 2015, cost of sales was $5.3 million, an increase of $0.4 million, or 9.1%, compared to $4.9 million in the comparable period in 2014. Cost of sales as a percentage of company-owned restaurant sales was 70.7% in the quarter ended September 26, 2015 compared to 70.3% in the prior year. Cost of sales was $16.6 million in the thirty-nine weeks ended September 26, 2015, an increase of $1.4 million, or 9.4%, compared to $15.2 million in the comparable period in 2014. Cost of sales as a percentage of company-owned restaurant sales was 71.3% in the year to date period ended September 26, 2015 compared to 68.5% in 2014.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 26, 2015	As a % of company-owned restaurant sales	September 27, 2014	As a % of company-owned restaurant sales	September 26, 2015	As a % of company-owned restaurant sales	September 27, 2014	As a % of company-owned restaurant sales

Cost of sales:
Food, beverage and packaging costs	$2,701	35.8%	$2,424	34.9%	$8,622	37.1%	$7,522	34.0%
Labor costs	1,559	20.7%	1,580	22.8%	4,803	20.7%	4,996	22.6%
Other restaurant operating expenses	1,244	16.5%	1,125	16.2%	3,683	15.8%	3,564	16.1%
Vendor rebates	(176)	(2.3)%	(247)	(3.6)%	(528)	(2.3)%	(921)	(4.2)%
Total cost of sales	$5,328	70.7%	$4,882	70.3%	$16,580	71.3%	$15,161	68.5%

Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 35.8% and 37.1% in the thirteen and thirty-nine weeks ended September 26, 2015 compared to 34.9% and 34.0% in the comparable periods in 2014, respectively. The increase for the thirteen week and year-to-date periods is primarily due to a 17% increase and a 28% increase, respectively, in commodities rates for bone-in chicken wings compared to prior year comparable period, which was partially offset by menu pricing and favorable pricing for other commodities.
Labor costs as a percentage of company-owned restaurant sales were 20.7% for both the thirteen and thirty-nine weeks ended September 26, 2015 compared to 22.8% and 22.6% in the comparable periods in 2014, respectively. The improvement is primarily due to the leveraging of fixed costs due to the company-owned domestic same store sales increase of 8.7% and 9.3% for the thirteen and thirty-nine weeks ended, respectively. The improvement in the year-to-date period is also due to the refranchising of five restaurants with lower AUVs than the remaining company-owned restaurants.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 16.5% and 15.8% for the thirteen and thirty-nine weeks ended September 26, 2015 compared to 16.2% and 16.1% in the comparable periods in 2014, respectively. The increase as a percentage of company-owned restaurant sales for the thirteen week period in other operating expenses is primarily due to increased rent and repairs and maintenance over the prior year. The improvement in the year-to-date period is primarily due to the leveraging of fixed costs due to the company-owned domestic same store sales increase of 9.3%, and the refranchising of five restaurants with lower AUVs than the remaining company-owned restaurants.
For the thirty-nine weeks ended September 26, 2015, vendor rebates decreased $0.4 million primarily due to a one-time reimbursement received during 2014 related to transition costs from the Company’s change to a new distributor that offset expenses incurred due to the transition.

Selling, general and administrative. During the thirteen weeks ended September 26, 2015, SG&A expense was $7.3 million, an increase of $0.5 million compared to $6.8 million in the comparable period in 2014. The increase in SG&A is primarily due to headcount additions and other recurring costs to support our future growth, which was offset by $0.8 million of non-recurring costs and expenses incurred in the prior year fiscal third quarter associated with our preparation to be a public company.

For the thirty-nine weeks ended September 26, 2015, SG&A expense was $25.7 million, an increase of $8.5 million compared to $17.2 million in 2014. The increase in SG&A compared to prior year is primarily due to a one-time fee paid of $3.3 million in consideration for the termination of our management agreement with Roark Capital Management as well as headcount additions, consulting/professional fees, and one-time expenses of $2.0 million associated with our preparation to be a public company.
Depreciation and amortization. During the thirteen weeks ended September 26, 2015, depreciation expense was $0.6 million, a decrease of $0.1 million, or 7.8%, compared to $0.7 million in the comparable period in 2014.
Depreciation and amortization was $1.9 million in the thirty-nine weeks ended September 26, 2015, a decrease of $0.3 million, or 12.9%, compared to $2.2 million in the comparable period in 2014. The refranchising of five restaurants caused a reduction in depreciation, which was slightly offset by an increase in depreciation due to capital expenditures.
Interest expense, net. During the thirteen weeks ended September 26, 2015, interest expense was $0.8 million, a decrease of $0.1 million, or 8.7%, compared to $0.9 million in the comparable period in 2014. The decrease was attributable to a decrease in the applicable interest rate associated with the credit facility as a result of our improved leverage ratio.
Interest expense was $2.8 million in the thirty-nine weeks ended September 26, 2015, comparable to prior year.
Other (income) expense, net. During the thirteen weeks ended September 26, 2015, other (income) expense, net was $0.1 million, an increase of $0.1 million over the comparable period in 2014. The increase is primarily attributable to the change in fair value of the interest rate caps.
During the thirty-nine weeks ended September 26, 2015, other (income) expense, net was $0.4 million, an increase of $0.3 million as compared to $0.1 million in the comparable periods in 2014. The increase was primarily attributable to expensing $172,000 of previously capitalized financing costs as a result of the $32.0 million prepayment in June 2015, and the change in fair value of the interest rate caps.
Income tax expense. Income tax expense was $1.8 million and $3.8 million in the thirteen and thirty-nine weeks ended September 26, 2015, yielding an annual effective tax rate of 37.3%, respectively, comparable to an annual effective tax rate of 37.2% in the prior year.
Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)		Thirty-Nine Weeks Ended		Increase / (Decrease)
	September 26, 2015	September 27, 2014	$	%	September 26, 2015	September 27, 2014	$	%
Revenue:
Franchise segment	$11,587	$9,477	$2,110	22.3%	$34,144	$27,287	$6,857	25.1%
Company segment	7,547	6,940	607	8.7%	23,248	22,105	1,143	5.2%
Total segment revenue	$19,134	$16,417	$2,717	16.5%	$57,392	$49,392	$8,000	16.2%

Segment Profit:
Franchise segment	$4,446	$3,685	$761	20.7%	$14,522	$11,833	$2,689	22.7%
Company segment	1,407	1,214	193	15.9%	4,236	4,324	(88)	(2.0)%
Total segment profit	$5,853	$4,899	$954	19.5%	$18,758	$16,157	$2,601	16.1%

Franchise segment. During the thirteen weeks ended September 26, 2015, franchise segment revenue was $11.6 million, an increase of $2.1 million, or 22.3%, compared to $9.5 million in the comparable period in 2014. The increase was due to 129 franchise restaurant openings since September 27, 2014, and domestic same store sales growth of 6.3%.

Franchise segment revenue was $34.1 million in the year to date period ended September 26, 2015, an increase of $6.9 million, or 25.1%, from $27.3 million in the prior year. The increase was due to 129 franchise restaurant openings since September 27, 2014, and domestic same store sales growth of 8.7%.

During the thirteen weeks ended September 26, 2015, franchise segment profit was $4.4 million, an increase of $0.8 million, or 20.7%, compared to $3.7 million in the comparable period in 2014 due to the growth in revenue offset by increases in SG&A.

For the year to date period ended September 26, 2015, franchise segment profit was $14.5 million, an increase of $2.7 million, or 22.7%, from $11.8 million in the prior year, due to the growth in revenue offset by increases in SG&A.

Company segment. During the thirteen weeks ended September 26, 2015, company-owned restaurant sales were $7.5 million, an increase of $0.6 million, compared to $6.9 million in the comparable period in 2014. The increase is primarily due to company-owned domestic same store sales growth of 8.7%.

Company-owned restaurant sales were $23.2 million in the year to date period ended September 26, 2015, an increase of $1.1 million, or 5.2%, compared to $22.1 million in the comparable period in 2014. The increase is the result of company-owned domestic same store sales growth of 9.3%, which was partially offset by the refranchising of five company-owned restaurants during the first fiscal quarter of 2014.

During the thirteen weeks ended September 26, 2015, company segment profit was $1.4 million, an increase of $0.2 million, or 15.9%, compared to $1.2 million in the comparable period in 2014. The increase was primarily due to the leveraging of fixed costs due to the company-owned same store sales increase of 8.7% which was partially offset by a 17% increase in commodities rates for bone-in-chicken wings.

Company segment profit was $4.2 million in the thirty-nine weeks ended September 26, 2015, a decrease of $0.1 million, or 2.0%, compared to $4.3 million in the prior year. The decrease is primarily due to the refranchising of five company-owned restaurants during the first fiscal quarter of 2014 and a 28% increase in commodities rates for bone-in-chicken wings partially offset by the leveraging of fixed costs due to the company-owned domestic same store sales increase of 9.3%.

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
The following table shows summary cash flows information for the thirty-nine weeks ended September 26, 2015 and September 27, 2014 (in thousands):

	Thirty-Nine Weeks Ended
	September 26, 2015	September 27, 2014
Net cash provided by (used in):
Operating activities	$7,881	$10,498
Investing activities	(1,329)	178
Financing activities	(10,558)	(6,701)
Net change in cash and cash equivalents	$(4,006)	$3,975
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
Net cash provided by operating activities was $7.9 million in the thirty-nine weeks ended September 26, 2015, a decrease of $2.6 million, from $10.5 million in 2014 due to a decrease in net income from the prior period and the timing in working capital changes.
Investing activities. Our net cash used in investing activities was $1.3 million in the thirty-nine weeks ended September 26, 2015, a decrease of $1.5 million, from $0.2 million provided by investing activities in 2014. The decrease was due to the proceeds of $1.1 million from the refranchising of five corporate restaurants during the first fiscal quarter of 2014, and an increase in capital expenditures over the comparable period.

Financing activities. Our net cash used in financing activities was $10.6 million in the thirty-nine weeks ended September 26, 2015, a decrease of $3.9 million, from cash used in financing activities of $6.7 million in 2014. The decrease was due to a dividend payout of $48.0 million to stockholders which was partially offset by $34.7 million in net proceeds from the sale of common stock in our IPO. No dividends were paid during the comparable period in 2014. Additionally, cash proceeds from net borrowings was $1.8 million in the thirty-nine weeks ended September 26, 2015, compared to net principal payments of $7.6 million in the comparable period in 2014.
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
On June 11, 2015, we completed an IPO. After underwriter discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $34.7 million. A portion of these proceeds were used to prepay $32.0 million of the outstanding balance under our second amended and restated credit facility. We made an additional prepayment of $5.0 million in the third quarter. As a result of these payments, we have no scheduled principal payments due under our senior secured credit facility until September of 2019. At such time, principal installments ranging from $2.8 million to $3.3 million are due quarterly with all unpaid amounts due at maturity in March 2020.
The senior secured credit facility is secured by substantially all of our assets and requires compliance with certain financial and non-financial covenants, including fixed charge coverage and leverage. We were in compliance with these covenants as of September 26, 2015. Failure to comply with these covenants in the future could cause an acceleration of outstanding amounts under the term loan and restrict us from borrowing under the revolving credit facility to fund our liquidity requirements.
Contractual Obligations
In connection with our prepayments of $37.0 million of long-term debt under our second amended and restated facility during 2015, we have no scheduled principal payments due until September of 2019.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations as of September 26, 2015.

Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to our consolidated financial statements. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Registration Statement and there have been no material changes since the filing of our Registration Statement.
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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 29.2% and 23.6% of our company-owned restaurant cost of sales during the thirty-nine weeks ended September 26, 2015 and September 27, 2014, respectively, with an average price per pound of $1.83 and $1.43, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.5 million during the thirty-nine weeks ended September 26, 2015. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing agreements with our suppliers, these agreements cover our physical commodity needs, are not net-settled, and are accounted for as normal purchases.
Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under our senior secured credit facility, which bears interest at variable rates. As of September 26, 2015, we had $95.5 million outstanding under our credit facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. A hypothetical 1.0% percentage point increase or decrease in the interest rate associated with our credit facilities would have resulted in a $1.0 million impact on interest expense on an annualized basis. In March 2014, the Company entered into an interest rate cap agreement for a notional amount of $24.4 million to minimize the variability of its cash flows related to a portion of its floating rate indebtedness. The interest rate cap agreement caps LIBOR at 2.50% from March 2014 through December 2016 with respect to the $24.4 million notional amount of such agreement. On December 31, 2014, the notional amount increased by $24.3 million to $48.7 million. In June 2015, the Company entered into an additional interest rate cap agreement for a notional amount by $18.2 million to a combined $66.9 million. The June 2015 interest rate cap agreement caps LIBOR at 2.50% from June 2015 through March 2018 with respect to the $18.2 million notional amount of such agreements.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2015, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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
None.
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

Wingstop Inc.
(Registrant)

Date:	November 6, 2015	By:	/s/ Charles R. Morrison
President and Chief Executive Officer

Date:	November 6, 2015	By:	/s/ Michael F. Mravle
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
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