Form 10-K
period 2015-12-26
Wingstop Inc.
filed 2016-03-04
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 001-37425

WINGSTOP INC.
(Exact name of registrant as specified in its charter)

Delaware	47-3494862
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
5501 LBJ Freeway, 5th Floor, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

(972) 686-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of June 26, 2015, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $255.2 million, based on the closing price of the registrant’s common stock on such date, the last trading day of the registrant’s most recently completed second fiscal quarter.

As of March 4, 2016, there were 28,584,452 shares of common stock outstanding, par value of $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2016 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 26, 2015, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS
PART I
PART II
PART III
PART IV

Item 15.	Exhibits and Financial Statement Schedules	59
Signatures		60

PART I

Cautionary Note Regarding Forward-Looking Statements
This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, trends, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements can generally by identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements are accompanied by such terms. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our expectations with respect to our future liquidity, expenses and consumer appeal. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. Such risks and other factors include those listed in Item 1A. “Risk Factors,” and elsewhere in this report.
When considering forward-looking statements in this report or that we make in other reports or statements, you should keep in mind the cautionary statements in this report and future reports we file with the SEC. New risks and uncertainties arise from time to time, and we cannot predict when they may arise or how they may affect us. We assume no obligation to update or revise any forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Item 1. Business
Overview

The Wing Experts
Wingstop is a high-growth franchisor and operator of restaurants that specialize in cooked-to-order, hand-sauced and tossed chicken wings. Founded in 1994 in Garland, Texas, we believe we pioneered the concept of wings as a “center-of-the-plate” item for all of our meal occasions. We offer our guests 11 bold, distinctive and craveable flavors on our bone-in and boneless chicken wings paired with hand-cut, seasoned fries and sides made fresh daily. Our menu is highly customizable for different dining occasions, and we believe it delivers a compelling value proposition for groups, families, and individuals.
We are the largest fast casual chicken wings-focused restaurant chain in the world, and have demonstrated strong, consistent growth on a national scale. Wings are our “center-of-the-plate” specialty. While other concepts include wings as add-on menu items or focus on wings in a bar or sports-centric setting, we are singularly focused on wings, fries and sides, which generate approximately 90% of our sales.

We believe our simple and efficient restaurant operating model, low initial cash investment and compelling restaurant economics help drive continued system growth through both existing and new franchisees. Our “wings, fries, sides, repeat” restaurant operating model requires few ingredients and easy preparation within a small, flexible real estate footprint. During fiscal year 2015, carry-out orders constituted approximately 75% of our sales. We believe we offer an attractive investment opportunity for our franchisees as evidenced by our domestic average sales-to-investment ratio of 3.0x and the 61.1% increase in domestic restaurant count since the end of 2011. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating shareholder value through strong and consistent free cash flow and capital-efficient growth.
Our Industry
We operate in the rapidly growing, fast casual segment of the restaurant industry. According to Technomic, the fast casual segment generated approximately $39 billion of sales in 2014, representing a 13% increase from 2013. Technomic projects the fast casual segment will exceed $54 billion in annual sales by 2018. According to Technomic, 2014 total sales for restaurants categorized as limited service restaurants, or LSRs, which includes the fast casual segment, increased 4.1% to $240.5 billion. Fast casual concepts, such as Wingstop, attract customers away from other restaurant segments and, accordingly, are generating faster growth than the overall restaurant industry and increasing market share relative to other segments.

Our Strengths

Our Wings
Wingstop is the destination when our guests crave fresh, cooked-to-order wings with bold, layered flavors that touch all of the senses. People who prioritize flavor prioritize Wingstop-because it is more than a meal, it is a flavor experience. We speak in bold, distinctive and craveable flavors. Our dialect is our 11 proprietary flavors, which range from extremely hot to mild: Atomic, Mango Habanero, Cajun, Original Hot, Louisiana Rub, Mild, Hickory Smoked BBQ, Lemon Pepper, Garlic Parmesan, Hawaiian and Teriyaki.
Our diverse flavor offerings allow our guests to customize their experience. All of our wings are cooked-to-order, hand-sauced and tossed and served fresh to our guests for dine-in or carry-out. We never use heat lamps or microwaves in the preparation of our food. To complement our wings, we serve hand-cut, freshly-prepared seasoned fries, crafted from carefully-selected whole Russet potatoes. We complete the flavor experience with fresh carrots and celery and ranch and bleu cheese dips made from buttermilk in-house daily, as well as freshly-prepared side items, including coleslaw, bourbon baked beans, potato salad and freshly-baked yeast rolls. We believe our bold and distinctive flavors leave our guests craving more and create a differentiated and tailor-made flavor experience that drives repeat business and brand loyalty.
Our customizable menu and craveable flavors drive demand across multiple day-parts and occasions. Our 11 flavors, signature fries, freshly-prepared sides and numerous order options (eat-in / to go, individual / combo meals / family packs) allow guests to eat Wingstop during any occasion, whether it is a quick carry-out snack, dine-in dinner with friends or picking up a party size order for their favorite sporting event.

Compelling Unit Economics
We believe the growing popularity of the Wingstop experience and the operational simplicity of our restaurants translate into attractive economics at our franchised and company-owned locations. Existing franchisees accounted for approximately 76% of franchised restaurants opened in 2015 and 2014, which we believe further underscores our restaurant model’s financial appeal.
Our restaurants do not generally experience a “honeymoon” period of higher sales upon opening, but instead typically build year over year. Our domestic average unit volume (“AUV”) has grown consistently, achieving $1.13 million during fiscal year 2015. In addition, new restaurant sales volumes in the first year of operation have improved 45% since 2006, with the 2013 new restaurant openings averaging approximately $820,000 during their first 52 weeks of operations, improving our franchisees’ return on investment. Our restaurants are approximately 1,700 square feet on average and yield average sales per square foot of $662 based on 2015 domestic AUV due to the high average domestic carry-out mix of 75% in 2015. Our operational simplicity results in low labor costs, further improving the profitability of our concept. Our operating model targets a low average estimated initial investment of approximately $370,000, excluding real estate purchase or lease costs and pre-opening expenses. In year two of operation, we believe that, on average, our franchisees can achieve an unlevered cash-on-cash return of approximately 35% to 40%. We believe low entry costs and high returns provide a compelling investment opportunity for our franchisees that has helped drive the continued growth of our system.

Proven Portability
Our concept is successful across the United States, with restaurants operating in 39 states across varying geographic regions, population densities and real estate settings. We have had positive same store sales growth across a wide variety of major markets over the last three years. Broad appeal and the simplicity of our restaurant operating model have supported our success across the country. While our concept has succeeded in a variety of real estate formats and locations, our preferred real estate site is an in-line or end-cap retail strip center location available in most shopping centers. The flexibility of our real estate model coupled with the broad appeal of our food has enabled us to profitably locate restaurants in both urban and suburban areas throughout the country. Accordingly, we believe our concept is well-positioned for continued system growth in both existing and new markets.

Social Engagement
We believe we have developed a broad, loyal and diverse guest base which is attracted to Wingstop by the unique flavor experience, product quality, brand personality and the convivial nature of eating wings. While we appeal to a broad demographic, we have been particularly successful at actively engaging the coveted Millennial consumer. Millennials leverage technology via smartphones and social media to connect with each other, search out dining experiences and voice their opinions, and we engage them on all of these fronts. We take pride in connecting with our guests, both inside and outside of our restaurants.
We believe much of our growth is attributable to our focus on meaningful consumer engagement, fueled by social media. We actively engage our core audience in conversation through key social media channels, which in turn drives our editorial calendar and advertising content. As of December 26, 2015, we had 1,137,377 Facebook followers, 136,331 Twitter followers and 61,844 Instagram followers, representing year-over-year growth of 90%, 65% and 202%, respectively. According to a report published by Forbes in November 2014, 30% of the time, followers engage with our content over a period of 30 days, compared to an average 3% for the top 25 restaurants in social media cited in the same study. Our social game is just as strong as our wing game and we believe that this continues to inspire brand loyalty and repeat visits to our restaurants.
Strength In Numbers
We have demonstrated a consistent track record of strong financial performance:

•
Domestic same store sales increased 13.8% in 2012, 9.9% in 2013, 12.5% in 2014 and 7.9% in 2015, representing four year cumulative domestic same store sales growth of 44.1%, driven primarily by an increase in transactions, which demonstrates the growing awareness and popularity of our brand;

•	Our domestic same store sales growth is even more meaningful given that we have had 12 consecutive years of positive same store sales;

•	From 2012 to 2015, our system-wide sales increased from $457 million to $821 million, which represents growth of 79.6% over the period;

•
Total revenue increased from $51.6 million in 2012, to $59.0 million in 2013, to $67.4 million in 2014, to $78.0 million in 2015; our Adjusted EBITDA increased from $15.6 million, to $19.5 million, to $24.4 million, to $28.9 million, respectively; and our net income grew from $3.6 million, to $7.5 million, to $9.0 million, to $10.1 million, respectively; and

•
From 2012 to 2015, our Adjusted EBITDA margin increased from 30.3% in 2012, to 33.0% in 2013, to 36.1% in 2014, to 37.0% in 2015, while our capital expenditures were 3.1%, 3.6%, 2.2%, and 2.5% of revenue, respectively, leading to high cash flow conversion.

Experienced Management Team
Our strategic vision and results-driven culture are directed by our executive management team under the leadership of our President and Chief Executive Officer, Charlie Morrison. Charlie joined Wingstop in 2012, bringing more than 20 years of experience in the restaurant and multi-unit retail industry, including leadership positions at Pizza Hut, Boston Market, Kinko’s, Steak & Ale and, most recently, Rave Restaurant Group, where he served as Chief Executive Officer and led the creation of the award winning Pie Five restaurant concept. Charlie is supported by a strong executive team with significant retail and restaurant experience. Bill Engen, our Chief Operating Officer, previously was the Senior Vice President of Eastern Operations at 7-Eleven, overseeing approximately 4,000 stores. Our Chief Financial Officer, Mike Mravle, came to us from Bloomin’ Brands, where he was the Chief Financial Officer of the U.S. segment. Heading up our marketing efforts is Flynn Dekker, who has over 20 years of experience and was previously the Chief Marketing Officer of Fogo de Chao and Rave Restaurant Group. Dave Vernon, our Chief Development Officer, joined us from Sonic Corporation, where he was Vice President of Franchise Sales, and brings 25 years of experience in the restaurant industry to oversee our franchise development efforts. Larry Kruguer, President of International, joined us in June 2015 from Wendy’s International, where he served as Vice President, International Joint Ventures. Jay Young, our General Counsel, joined us from CEC Entertainment Inc., the parent company of Chuck E. Cheese’s, where he was Senior Vice President and General Counsel. Completing our executive team is Stacy Peterson, our Chief Information Officer, who has over 15 years of information technology experience at multi-unit retailers, including Blockbuster and Kinko’s. We believe our management team is a key driver of our success and positions us well for long-term growth.

Our Growth Strategy
Franchise Expansion
We believe that there is significant opportunity to expand in the United States, and we intend to focus our efforts on increasing our geographic penetration in both existing and new markets. We believe our highly-franchised model positions us for continued strong unit growth over the medium and long-term. We expect high franchisee demand for our brand, supported by compelling unit economics, operational simplicity, low entry costs and flexible real estate profile, to drive domestic restaurant growth. Based on our internal analysis, we believe there is opportunity for our brand to grow to approximately 2,500 restaurants across the United States.

We intend to achieve our domestic restaurant potential by expanding in our existing markets where we believe we have the opportunity to more than double our current restaurant count. In addition, we will continue to expand into new markets. Our “inside out” domestic market expansion strategy focuses our initial development in urban centers where our core demographic is most densely populated and then builds outward into suburban areas as our brand awareness grows in the market. We have a robust domestic development pipeline including 530 total commitments to open new franchised restaurants as of December 26, 2015. Approximately 78% of our current domestic commitments are from existing franchisees, supporting the attractiveness of our restaurant business model as well as our positive franchisor / franchisee relationships. We believe that our highly-franchised business model provides a platform for continued growth as it allows us to focus on our core strengths of flavor innovation, marketing and guest engagement, and franchisee selection and support, while growing our restaurant presence and brand recognition with limited capital investment by us.

We also believe that there is significant international growth opportunity. We opened our first international location in Mexico in 2009. As of December 26, 2015, we had 59 international restaurants located in Indonesia, Mexico, the Philippines, Russia, Singapore and the United Arab Emirates, all of which were franchised. In 2015, we opened 24 international locations. We currently have 284 international restaurant commitments sold as of December 26, 2015. Subsequent to year end, we closed our three franchised Wingstop restaurants in Russia, terminated these franchise agreements and exited the Russian market, reducing the number of foreign countries in which we operate to five. We believe that our restaurant operating model will translate well internationally based on our small real estate footprint, our simplicity of operations, the universal and broad appeal of chicken, and our ability to customize our wide variety of flavors to local tastes.
Domestic Same Store Sales Growth

•	Flavor Innovation
We plan to leverage flavor innovation to drive restaurant traffic and social media engagement. We do not have limited time offers; instead, we have limited time “flavor events” that pique our guests’ interest and drive frequency of visit. We approach additions to our menu as a conversation between us and our guests and make changes only after intense scrutiny in our test kitchen. For example, our Mango Habanero flavor was introduced as a limited time flavor event. When the flavor event ended, overwhelming demand from our highly-engaged social following to bring it back influenced us to return it to the menu as a permanent flavor. We do not believe in “off-the-shelf” flavors and are careful not to crowd the menu with too many flavors or any flavors the development of which has not received the attention and care that our guests expect. We anticipate that our powerful and selective flavor innovation will continue to drive domestic same store sales growth.

•	Improve Efficiency to Drive Sales
We are making focused investments in technology and restaurant design to increase the efficiency of our model and drive increased revenue. We are in the process of rolling out a single integrated POS system. We also launched an updated online ordering system and mobile ordering application, or app, in 2014, that simplifies the ordering process and integrates into our POS system, uniting online and register ordering across our system for the first time. We believe that we can continue to grow sales through integration of orders through our website and app. As an example, since the implementation of our new online ordering platform and app in September 2014, online ordering increased from less than 7% of sales during the nine months preceding the launch of the new online ordering platform and app to 15% of sales during the fourth quarter of 2015. Additionally, average transaction size for online orders is approximately $4 higher than the average for all other orders. As guests’ ordering preferences continue to shift online, we will implement a new front counter design in our existing and new restaurants, creating a dedicated queuing area for guests to efficiently pick up their prepaid online orders.

•	Grow Brand Awareness
We believe our strong domestic same store sales growth has been supported by growing brand awareness as our concept has expanded. Franchisees in our 13 most penetrated markets have formed advertising co-ops at our direction to leverage their collective local marketing spend to buy traditional and digital media more efficiently. As our restaurant base continues to grow and we further penetrate existing and new markets, we expect to add more advertising co-ops in markets where efficient media purchasing can be achieved. Over time, we believe increased marketing funds contributed to our ad fund combined with local co-op spending will yield sufficient funds to efficiently purchase traditional and digital media nationally to further expand our brand recognition.

•	Leverage Social Media
We expect that our advertising will become more cost-effective and drive system-wide revenue more efficiently as we grow in scale and further increase our use of social media to activate interest from our guests. We believe social media is a cost-effective way of targeting existing and new guests, as we do not have to purchase as much advertising through more expensive forms of traditional media. Furthermore, we believe that our strong and growing social media presence will drive more orders through our online portals.
Our Franchise
Franchise Overview
Our franchisees operated a total of 826 restaurants in 39 states, Europe, Latin America, the Middle East and Southeast Asia as of December 26, 2015. We have rigorous qualification criteria and training programs for our franchisees and require them to adhere to strict operating standards. We work hard to ensure that every Wingstop franchise location meets the same quality and customer service benchmarks in order to preserve the consistency and reliability of the Wingstop brand.
We have a broad and diversified domestic franchisee base. As of December 26, 2015, approximately 98% of our domestic restaurant base was franchised with approximately 23% of our restaurants operated by franchisees who own more than ten restaurants, approximately 14% of our restaurants operated by franchisees who owned six to ten restaurants, approximately 43% of our restaurants operated by franchisees who owned two to five restaurants, and approximately 19% of our restaurants owned by franchisees who owned only one restaurant. Our domestic franchise base has an average restaurant ownership of approximately 2.7 restaurants per franchisee.
Franchise Agreements. Our franchisees execute a separate franchise agreement for each restaurant opened, typically providing for a 10-year initial term, with an opportunity to enter into one or more renewal franchise agreements subject to certain conditions. Our standard franchise agreement changes from time to time, and terms may vary among franchisees. We generally update and/or revise our franchise agreement on an annual basis and, as a result, the agreements we enter into with individual franchisees may vary. Our current franchise documents provide that franchisees must pay a franchise fee of $20,000 for the first restaurant opened under a development agreement and $12,500 for each additional restaurant opened. If a franchisee has entered into an area development agreement with us (which occurs, in most cases, even if a franchisee wants to develop only one restaurant), the aggregate initial fee currently is $30,000 for the first restaurant and $22,500 for each subsequent restaurant under such development agreement, in each case including a $10,000 development fee per restaurant. The $10,000 development fee per restaurant to-be-developed is paid in full at the time a development agreement is signed for the grant of development rights and is not refundable. The majority of our existing franchise agreements require our franchisees to pay us a royalty of 5% of their gross sales net of discounts. New franchise agreements signed pursuant to development agreements entered into on or after July 1, 2014 require our franchisees to pay us a royalty of 6% of their gross sales net of discounts. Our franchise agreements allow us to assess franchisees an advertising fund contribution based on their gross sales net of discounts. We currently charge a national advertising fund contribution equal to 2% of gross sales under all existing franchise agreements. In addition, franchisees may vote to increase their required advertising fund contribution. Our current form of franchise agreement also requires franchisees to spend at least 1% of their gross sales on local advertising and promotions. Franchisees operating under pre-2014 forms of franchise agreement were not contractually required to spend any minimum amount on local advertising, although we recommended that they spend at least 4% of their restaurants’ gross sales on advertising and marketing.
The boundaries of the area in which a franchisee may locate its restaurant, which we refer to as the development area, depend on the population and other demographic features of the locale in which the franchisee wants to locate its restaurant(s). The development area may range from a sector of a large metropolitan area to the city or county limits of a smaller municipality. Based on the franchisee’s proposal and our analysis, we identify and describe in the development agreement the boundaries of an appropriately-sized development area and, if we expect the franchisee to operate more than one restaurant, the number of restaurants that must be developed in the development area. The development agreement does not permit us to change the development area after it is established. Whether a development agreement covers one or several restaurants, it contains a schedule of the dates by which the franchisee must sign leases and open each restaurant, and failure by the franchisee to adhere to the development agreement’s schedule is an event of default under the development agreement.
All of our franchise agreements require that each franchised restaurant be operated in accordance with our defined operating procedures, adhere to the menu we establish and meet applicable quality, service, health and cleanliness standards. We may terminate the franchise rights of any franchisee who does not comply with our standards and requirements. We believe that maintaining superior food quality, an inviting and energetic atmosphere and excellent guest service are critical to the reputation and success of our concept. Therefore, we aggressively enforce the contractual requirements of our franchise agreements.
How We Support our Franchisees
Site Selection and Development. Franchisees operating in the United States must use our approved real estate broker in their markets during the site search, review, and leasing process. We also have lists of approved site surveyors, permit expeditors and architectural and engineering consultants for restaurant development and build-out. We give franchisees general guidelines to follow and consider in choosing a site for any new restaurant. We do not own any real estate in the United States on which franchised restaurants are located and do not lease restaurant sites to franchisees.

We provide franchisees information about a typical restaurant’s lay-out, utility requirements and signs and, in the United States, a lease rider containing provisions we require to be attached to every restaurant lease. Once a domestic franchisee has selected one or more proposed sites, we will evaluate and critique the written site proposals required to be submitted for our consideration and may, at our option, visit the development area to inspect the sites proposed. Franchisees may not proceed with negotiations to lease a site before we approve that site.
We currently are not significantly involved in our international franchisees’ site selection process. We review but do not pre-approve the sites they select for their franchised restaurants. However, we give our international franchisees general guidelines to follow and request them to complete a site analysis for our oversight as they finalize the site selections for their restaurants. We do not own any real estate internationally on which franchised restaurants are located and do not lease restaurant sites to franchisees.
Training, Pre-Opening Assistance and Ongoing Support. Franchisees (along with their manager(s)) must attend and successfully complete a 4-week training program before we will issue an opening date for a restaurant. Our training program covers various topics, including: Wingstop culture, food preparation and storage, food safety, specific position training, uniforms, cleaning and sanitation, marketing and advertising, POS systems, accounting and hospitality, among others. Unless a franchisee commits to operate his or her own restaurant (i.e., “owner-operated”), the franchisee must hire a general manager who either has roots in the general area where the restaurant is located or is willing to move to the general area. Our international franchisees likewise must complete required training and are principally responsible for training their managers and other employees.
When a domestic franchisee opens his or her first Wingstop restaurant, we provide the owner with an opening restaurant trainer for up to 6 days and may elect to send an opening restaurant trainer to a franchisee’s second or later restaurant location for an amount of time we determine to be appropriate. We also provide lists of approved inventory, suppliers and small-wares that are needed to stock and operate each restaurant and help franchisees locate qualified suppliers of chicken and other supplies and ingredients that meet our specifications.
We also have an internal operations infrastructure that provides ongoing support to our franchisees. We utilize a field-based team of franchise business consultants who act as local resources to assist our franchisees to run their restaurants in accordance with Wingstop standards and who also assist with efforts to grow restaurant sales. The main responsibilities of our franchise business consultants include communicating and conveying certain initiatives and process enhancements to our franchisees and conducting business reviews in order to assist franchisees to operate more efficiently, with a focus on increasing restaurant sales and profits. Additionally, we maintain programs to monitor and evaluate the adherence of franchised restaurants to our quality, service and cleanliness standards. For example, we have a group of field alignment managers who conduct standardized quarterly reviews of each of our franchised restaurants’ operations to help ensure that our brand standards are maintained. We also employ a third-party mystery shopper program to monitor guest experience and quality standards at franchised restaurants in the United States.
In addition to our hands-on training and assistance, we provide an operations manual to each restaurant location that includes sections on topics such as: business operations, food safety, crew, hospitality, quality products, guest services, packaging and presentation, restaurant cleaning, restaurant and equipment maintenance, POS systems, quality control, advertising and marketing and emergency management.
Franchise Advisory Council. In December 2002, we organized a Franchise Advisory Council, which we refer to as the Council, to consult with us about system-wide advertising themes and campaigns and other operational matters. The Council is composed of 11 franchise members, all of whom are elected by our franchisees, and meets quarterly to review marketing strategies and provide input on topics such as advertising messages, operational standards and system-wide initiatives. While the Council functions only in an advisory capacity, and we may disregard its recommendations if we choose, we view the Council as an important component of our franchisee support program.

Point-of-Sale System. We require that our franchisees utilize a uniform POS system. We are currently upgrading to a more robust POS system from prior legacy systems and expect to complete the rollout system-wide over the next eighteen months. Both our legacy and our new POS systems, in conjunction with our Intranet system, allow us to track sales at each restaurant location. Our restaurant operations require no other computers for a restaurant location. Our new POS system will integrate with our new online ordering app, allowing for seamless recording and tracking of sales. Furthermore, our new POS system will provide our franchisees with additional back office tools that we believe will assist in cost control, create operational efficiencies and drive sales.

Supply Chain Assistance. We assist our franchisees by negotiating regional and national contracts for chicken and other commodities and other items needed to develop and operate a Wingstop restaurant. We designate and approve suppliers in order to ensure that all ingredients and supplies utilized in our restaurants satisfy our grade and quality standards. As we negotiate regional and national contracts, we seek to promote the overall interests of our franchise system and our interests as the franchisor. We approve suppliers based on their ability to meet our specifications and quality control requirements and to supply products to our franchisees at competitive prices.
Research and Development. We lead product innovation and testing efforts for our franchisees, including new wing sauce flavors, side items, new chicken wing, chicken strip or other menu additions, and new beverage options. New product research and development is located in our headquarters facility in Dallas, Texas. We rely on our internal culinary team and, from time to time, third party experts, leveraging consumer research to develop and test new products for our franchised and company-owned restaurants.
Marketing and Advertising Support
We utilize four levels of advertising: (1) system-wide advertising, which is coordinated through our ad fund; (2) digital and social media advertising; (3) local advertising, which franchisees handle with materials we create or approve; and (4) cooperative advertising among multiple franchisees in a given market. Franchisees may not use their own advertising materials without our prior permission.
Ad Fund. We created a not-for-profit advertising fund in July 1999, which we refer to as the ad fund. All restaurants, including our company-owned restaurants, must contribute to the ad fund. Our franchise agreements allow us to assess domestic franchisees an ad fund contribution based on their gross sales net of discounts. We currently charge 2% of gross sales under all existing domestic franchise agreements.
We direct and retain sole control over all advertising and promotions that the ad fund finances. We use a national advertising agency to create our advertising and promotional materials. We use another agency to create localized versions of our advertising and promotional materials.
Digital Advertising. We currently utilize an extensive range of social media and digital marketing tools including, search engine, programmatic, native, video on demand and social media advertising. We also maintain website hosting and manage the development and maintenance of the mobile Wingstop app. We market Wingstop products, services and restaurants through our website that we maintain at www.wingstop.com. It features a site locator page on the website showing the addresses, telephone numbers and ability to online order for each restaurant. At a national level, we advertise in Google, Yahoo and Bing through search engine advertising and also in Facebook and Twitter via paid social advertising. Additionally, we assist franchisees in planning and executing localized geo-targeted digital marketing for their restaurants, including internet and mobile marketing.

Franchisees may not use electronic media to advertise their restaurants, including the Internet or mobile, without first obtaining our written consent and complying with any conditions and restrictions we wish to impose. We may assess franchisees a fee of up to $100 per month to pay for our Website’s and Intranet’s maintenance and improvement costs.
Social Media. Wingstop has a strong brand presence in both emerging and well-established social media platforms for digital collaboration, including smartphone apps and native sites including Facebook, Twitter, Instagram, and Tumblr. We adhere to social media guidelines that embody our strategic vision and apply to both company-owned and franchised restaurants. These guidelines will continually evolve as new technologies and social networking tools emerge.
Local Advertising. We advertise our company-owned restaurants primarily through online and mobile advertising and paid search, and expect franchisees to follow the same pattern. Our current form of franchise agreement requires franchisees to spend at least 1% of their gross sales on local advertising and promotions, which is in addition to amounts contributed to the ad fund as described above. Franchisees operating under pre-2014 forms of franchise agreement were not contractually required to spend any minimum amount on local advertising, although we recommended that they spend at least 4% of their restaurants’ gross sales on local advertising and marketing.
Advertising Cooperatives. When a franchisee and at least one other restaurant operator have opened restaurants in the same designated market area (“DMA”), we may require the franchisee and the other operator(s) to form a cooperative advertising association. Each cooperative’s members will set their cooperative’s required contribution rate, but we retain the right to disapprove a rate lower than 2% of gross sales. Contributions to advertising cooperatives are credited toward a franchisee’s 1% local advertising obligation. Currently, the members of an advertising cooperative administer the cooperative, and we step in only to resolve disputes. In that event, our decision is binding.

As of December 26, 2015, advertising cooperatives have been formed in the following DMAs: Phoenix, Arizona; Los Angeles, California; Sacramento-Stockton-Modesto, California; San Diego, California; San Francisco, California; Denver, Colorado; Miami-Ft. Lauderdale, Florida; Chicago, Illinois; Oklahoma City, Oklahoma; Austin, Texas; Dallas / Ft. Worth, Texas; Houston, Texas; and San Antonio, Texas.
Competition
The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered, guest service, ambiance, location and overall dining experience. We believe that our attractive price-value relationship, our flexible service model and the quality and distinctive flavor of our food enable us to differentiate ourselves from our competitors.
We believe we compete primarily with fast casual establishments and quick service restaurants such as other wing-based take-out concepts, local and regional sports bars and casual dining restaurants. Many fast casual and carry-out concepts offer wings as add-on items to other food categories such as pizza, but typically do not focus on wings. Other competitors emphasize wings in a bar or sports-centric setting. Many of these direct and indirect competitors are well-established national, regional or local chains. We also compete with many restaurant and retail establishments for site locations and restaurant-level employees.
Suppliers and Distribution
We insist that all ingredients and supplies utilized in Wingstop restaurants satisfy our grade and quality standards. Our franchisees are required to purchase all chicken, groceries, produce, beverages, equipment and signage, furniture, fixtures, logo-imprinted paper goods and cleaning supplies solely from suppliers that we designate and approve. We regularly inspect vendors to ensure that products purchased conform to our standards and that prices offered are competitive.

The principal raw materials for a Wingstop restaurant operation are bone-in and boneless chicken wings. Therefore, chicken is our largest product cost item and represented 69% of all purchases for 2015. Company-owned and franchised restaurants purchase their bone-in and boneless chicken wings from suppliers that we designate and approve. We designate sources for potatoes to ensure that they are grown to our specifications. We also require franchisees to use our proprietary sauces, seasonings and spice blends and purchase them and other proprietary products only from designated sources.
All food items and packaging goods for our restaurants can be sourced through one vendor, The Sygma Network, Inc., which we refer to as Sygma. There are eight regional Sygma distribution centers which carry all products required for a Wingstop restaurant and service all of our domestic locations. Sygma is obligated under our agreement to deliver at least twice weekly to our restaurants. We contract directly with manufacturers to sell product to Sygma, who in turn receives a fee for delivering these items to our restaurants. The majority of our highest spend items are formula or fixed contract priced. We have also negotiated agreements with our soft drink suppliers to offer soft drink dispensing systems, along with associated branded products, in all Wingstop restaurants.
As the Wingstop system grows, we will continue to negotiate regional or national contracts for chicken and other commodities and other items needed to develop and operate all of our restaurants and may use a designated or approved supplier approach.
Management Information / Technology Systems
We have our core management information systems in place and believe they are scalable to support our future growth plans. We specify a standard POS system in all of our company-owned restaurants and many franchised restaurants that helps facilitate the operation of the restaurants by recording sales, cost of sales and labor and other operating metrics and allows managers to create various reports to assess performance. Our POS system is configured to record and store financial information in a manner that we specify, and we require franchisees to provide us with continual and unlimited independent access to all information on each POS system. As noted above, we are in the process of upgrading our POS system and believe our current information systems are sufficient to support our planned expansion for the foreseeable future.
In September 2014, we began rolling-out an updated online ordering system and mobile ordering application with a new look and feel. Our updated system and app make it easy for our guests to order-ahead, which we believe will increase the frequency of their visits and lead to higher check averages. Since the beginning of this rollout, we have seen significant increases in our online sales as a percentage of domestic sales.
We require that our and our franchisees’ electronic information systems, including POS systems, comply with and maintain established network security standards, including applicable Payment Card Industry (PCI) standards.

Intellectual Property and Trademarks
We own a number of trademarks and service marks registered with the U.S. Patent and Trademark Office. We have registered the following marks with the U.S. Patent and Trademark Office: WING-STOP®; Wing-Stop-The Wing Experts and Design; WINGSTOP; THE WING EXPERTS; and THE BONELESS WING EXPERTS. We have also registered the Internet domain name: www.wingstop.com.
We believe that our trademarks and other proprietary rights are important to our success and our competitive position, and, therefore, we devote resources to the protection of our trademarks and proprietary rights.

Seasonality
Our restaurants have not experienced significant seasonal revenue fluctuations that can be attributed to seasonal factors.
Employees
As of December 26, 2015, we employed 428 persons, of whom 138 were full-time corporate-based and regional personnel. The remainder was part-time or restaurant-level employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we believe that we have good relations with our employees. Our franchise owners are independent business owners, so they and their employees are not included in our employee count.
Government Regulation
Federal. We and our franchisees are subject to varied federal regulations affecting the operation of our business. We and our franchisees are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986, the Occupational Safety and Health Act and various other federal and state laws governing such matters as minimum wage requirements, overtime, fringe benefits, workplace safety and other working conditions and citizenship requirements. A significant number of our and our franchisees’ food service personnel are paid at rates related to the applicable minimum wage, and past increases in the minimum wage have increased our and our franchisees’ labor costs, as would future increases. Further, we are continuing to assess the impact of recently-adopted federal health care legislation on our health care benefit costs. Many of our smaller franchisees have few enough employees that they may qualify for exemption from the mandatory requirement to provide health insurance benefits. The imposition of any requirement that we or our franchisees provide health insurance benefits to our or their employees that are more extensive than the health insurance benefits we currently provide to our employees or that franchise owners may or may not provide, or the imposition of additional employer paid employment taxes on income earned by our employees, could have an adverse effect on our results of operations and financial position. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us and our franchisees.
We and our franchisees are also required to comply with the accessibility standards mandated by the U.S. Americans with Disabilities Act of 1990 and related federal and state statutes, which generally prohibit discrimination in accommodations or employment based on disability. We and our franchisees may in the future have to modify our restaurants to provide service to or make reasonable accommodations for disabled persons. While these expenses could be material, our current expectation is that any such actions will not require us to expend substantial funds.
The Patient Protection and Affordable Care Act of 2010 (PPACA), enacted in March 2010, requires chain restaurants with 20 or more locations in the United States to comply with federal nutritional disclosure requirements. The U.S. Food and Drug Administration (FDA) recently published the final rules on menu and vending machine nutrition labeling, which amended section 403(q) of the Federal Food, Drug, and Cosmetic Act (FFDCA) to establish requirements for the nutrition labeling of standard menu items at restaurants or similar retail food establishments with 20 or more locations and became effective December 1, 2015. Under the rule, calorie information must be provided clearly and conspicuously next to the listed standard menu item on a menu or menu board. In addition to calorie information, each menu or menu board must prominently include a succinct statement concerning suggested caloric intake. Upon request, covered establishments must provide information about the total calories, calories from fat, total fat, saturated fat, trans fat, cholesterol, sodium, total carbohydrates, fiber, sugars, and protein in their standard menu items. The rule contains detailed requirements for providing calorie and nutrition information and determining nutrient content. The effect of such labeling requirements on consumer choices, if any, is unclear at this time.

Furthermore, a number of states, counties and cities have previously enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Although the federal legislation is intended to preempt conflicting state or local laws on nutritional labeling, until our system is required to comply with the federal law we and our franchisees will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements. Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another.
There is also a potential for increased regulation of food in the United States, such as recent changes in the Hazard Analysis and Critical Control Points (HACCP) system requirements. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have adopted legislation or implemented regulations which require restaurants to develop and implement HACCP systems. Similarly, the United States Congress and the FDA continue to expand the sectors of the food industry that must adopt and implement HACCP programs. The Food Safety Modernization Act (FSMA) was signed into law in January 2011 and significantly expanded the FDA’s authority over food safety, granting the FDA authority to proactively ensure the safety of the entire food system, including through new and additional hazard analysis, food safety planning, increased inspections and permitting mandatory food recalls. Although restaurants are specifically exempted from some of these new requirements and not directly implicated by other requirements, we anticipate that some of the FSMA provisions and the FDA’s implementation of the new requirements may impact our industry. We cannot assure you that we will not have to expend additional time and resources to comply with new food safety requirements required by either the FSMA or future federal food safety regulation or legislation. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise harm our business.
We and our franchisees are also subject to anti-corruption laws, including the FCPA, and other anti-corruption laws that apply in countries where we do business. The FCPA, UK Bribery Act and these other laws generally prohibit us, our food service personnel, our franchisees, their food service personnel and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
We and our franchisees are also subject to other laws and regulations governing our international operations, including regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Asset Control, and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, currency exchange regulations and transfer pricing regulations.
One of the legal foundations fundamental to the franchise business model has been that, absent special circumstances, a franchisor is generally not responsible for the acts, omissions or liabilities of its franchisees. Recently, established law has been challenged by the plaintiffs’ bar and certain regulatory agencies and the outcome of these challenges remains unknown. If these challenges are successful in altering currently settled law, it could significantly change the way we and other franchisors conduct business and adversely impact our profitability. For example, a determination that we are a “joint employer” with our franchisees or that franchisees are part of one unified system with joint and several liability under the National Labor Relations Act, statutes administered by the Equal Employment Opportunity Commission, Occupational Safety and Health Administration, or OSHA, regulations and other areas of labor and employment law could subject us and/or our franchisees to liability for the unfair labor practices, wage-and-hour law violations, employment discrimination law violations, OSHA regulation violations and other employment-related liabilities of one or more franchisees.
State. We are subject to extensive and varied state and local government regulation affecting the operation of our business, as are our franchisees, including regulations relating to public and occupational health and safety, sanitation, fire prevention and franchise operation. Each franchised restaurant is subject to licensing and regulation by a number of governmental authorities, including with respect to zoning, health, safety, sanitation, nutritional information disclosure, environmental and building and fire safety, in the jurisdiction in which the franchised restaurant is located. Our and our franchisees’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by us or our employees, or our franchisees or their employees, of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing and inventory control.
We require our franchisees to operate in accordance with standards and procedures designed to comply with applicable codes and regulations. However, our or our franchisees’ inability to obtain or retain health department or other licenses would adversely affect operations at the impacted restaurant or restaurants. Although we have not experienced, and do not anticipate, any significant difficulties, delays or failures in obtaining required licenses, permits or approvals, any such problem could delay or prevent the opening, or adversely impact the viability, of a particular restaurant.

We and our franchisees may be subject in certain states to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.
In addition, in order to develop and construct our restaurants, we and our franchisees need to comply with applicable zoning and land use regulations. Federal and state regulations have not had a material effect on our operations to date, but more stringent and varied requirements of local governmental bodies with respect to zoning and land use could delay or even prevent construction and increase development costs of new restaurants.
In addition, we are subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. The Federal Trade Commission and various state franchise laws require that we furnish a franchise disclosure document containing certain information to prospective franchisees in advance of any franchise sale or the receipt of any consideration for the franchise, and a number of states require registration of the franchise disclosure document at least annually with state authorities. We are operating under exemptions from registration (though not disclosure) in several states based on our qualifications for exemption as set forth in each such state’s laws. Substantive state laws that regulate the franchisor-franchisee relationship, including in the areas of termination and non-renewal, presently exist in a substantial number of states. We believe that our franchise disclosure document and franchising procedures comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises.
International. Our franchised restaurants in Europe, Mexico and Southeast Asia are subject to national and local laws and regulations. We believe that our international franchised restaurants and procedures comply in all material respects with the laws of the applicable foreign jurisdiction. Subsequent to year end, we closed our three franchised Wingstop restaurants in Russia, terminated these franchise agreements and exited the Russian market, reducing the number of foreign counties in which we operate to five.
Environmental. Our operations, including the selection and development of company-owned and franchised restaurants and any construction or improvements we or our franchisees make at those locations, are subject to a variety of federal, state and local laws and regulations concerning waste disposal, pollution, protection of the environment and the presence, discharge, storage, handling, release and disposal of (or exposure to), hazardous or toxic substances. We provide training to, and require compliance with applicable laws by, our employees and franchisees in the use of chemicals, which are primarily used in small quantities for cleaning our restaurants. Storage, discharge and disposal of hazardous substances are not a significant part of our operations. Generally, our restaurants are located in residential neighborhoods but sometimes might be located in areas which were previously occupied by more environmentally significant operations. Environmental laws can provide for significant fines and penalties for non-compliance and liabilities for remediation and sometimes require owners or operators of contaminated property to remediate the property, regardless of fault. We are not aware of any environmental laws that will materially affect our results of operations, or result in material capital expenditures relating to our operations. However, we cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered, interpreted or enforced, or the amount of future expenditures that we may need to comply with, or to satisfy claims relating to, environmental laws.
Available Information
We maintain a website at www.wingstop.com, including an investor relations section at ir.wingstop.com in which we routinely post important information, such as webcast of quarterly calls and other investor events in which we participate or host, and any related materials. Our Code of Conduct is also in this section of our website. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge in the investor relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public may also read and copy materials we file with or furnish the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.SEC.gov.
The contents of the website mentioned above are not incorporated into and should not be considered part of this report. The references to URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors
Risks Related to Our Business
If we fail to successfully implement our growth strategy, which includes opening new restaurants, our ability to increase our revenue and operating profits could be adversely affected.
Our growth strategy relies substantially upon new restaurant development by existing and new franchisees. While we believe there is opportunity for our brand to grow to up to approximately 2,500 domestic restaurants over the long term, we do not currently target a specific number of annual new restaurant openings over a multi-year period. Therefore, we cannot predict the time period over which we can achieve this level of domestic restaurant growth or whether we will achieve this level of growth at all. In addition, we and our franchisees face many challenges in opening new restaurants, including:

•	availability of financing;

•	selection and availability of suitable restaurant locations;

•	competition for restaurant sites;

•	negotiation of acceptable lease and financing terms;

•	securing required governmental permits and approvals;

•	consumer tastes in new geographic regions and acceptance of our products;

•	employment and training of qualified personnel;

•	impact of inclement weather, natural disasters, and other acts of nature;

•	general economic and business conditions; and

•	the general legal and regulatory landscape in which we and our restaurants operate.
In particular, because the majority of our new restaurant development is funded by franchisee investment, our growth strategy is dependent on our franchisees’ (or prospective franchisees’) ability to access funds to finance such development. We do not provide our franchisees with direct financing and therefore their ability to access borrowed funds generally depends on their independent relationships with various financial institutions. Some of our existing franchisees utilize loans guaranteed by the U.S. Small Business Administration, or SBA, which guarantees loans made by financial institutions to small businesses in the U.S., including franchisees. If SBA guaranteed loans are no longer available to our franchisees (or potential franchisees), their ability to obtain the requisite financing at attractive rates, or at all, could be adversely affected. Moreover, if our franchisees (or prospective franchisees) are not able to obtain financing from any source at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the development of new restaurants, and our future growth could be adversely affected.
To the extent our franchisees are unable to open new restaurants as we anticipate, our revenue growth would come primarily from growth in comparable store sales. Our failure to add a significant number of new restaurants or grow domestic same store sales would adversely affect our ability to increase our revenue and operating income and could materially and adversely harm our business and operating results.
Our business and results of operations depend significantly upon the success of our and our franchisees’ existing restaurants.
Our business and results of operations are significantly dependent upon the success of our franchisees and our company-owned restaurants. We and our franchisees may be adversely affected by:

•	declining economic conditions;

•	increased competition in the restaurant industry;

•	changes in consumer tastes and preferences;

•	demographic trends;

•	customers’ budgeting constraints;

•	customers’ willingness to accept menu price increases;

•	adverse weather conditions;

•

•	our reputation and consumer perception of our concepts’ offerings in terms of quality, price, value and service; and

•	customers’ experiences in our restaurants.

Our company-owned restaurants and our franchisees are also susceptible to increases in certain key operating expenses that are either wholly or partially beyond our control, including:

•	food, particularly bone-in chicken wings, which we do not or cannot effectively hedge;

•	labor costs, including wage, workers’ compensation, minimum wage requirements, health care and other benefits expenses;

•	rent expenses and construction, remodeling, maintenance and other costs under leases for our existing and new restaurants;

•	compliance costs as a result of changes in legal, regulatory or industry standards;

•	energy, water and other utility costs;

•	insurance costs;

•	information technology and other logistical costs; and

•	expenses associated with legal proceedings and regulatory compliance.
Our business and results of operations depend in significant part on the future performance of existing and new franchise restaurants, and we are subject to a variety of additional risks associated with our franchisees.
A substantial portion of our revenue comes from royalties generated by our franchised restaurants. We anticipate that franchise royalties will represent a substantial part of our revenue in the future. As of December 26, 2015, we had 284 domestic franchisees operating 767 domestic restaurants and 7 international franchisees operating 59 international restaurants. Our largest franchisee operated 54 restaurants and our top 10 franchisees operated a total of 210 restaurants as of December 26, 2015. Accordingly, we are reliant on the performance of our franchisees in successfully operating their restaurants and paying royalties to us on a timely basis. Our franchise system subjects us to a number of risks, any one of which may impact our ability to collect royalty payments from our franchisees, may harm the goodwill associated with our franchise, and may materially adversely affect our business and results of operations.
Our franchisees are an integral part of our business. We may be unable to successfully implement our growth strategy without the participation of our franchisees. Franchisees may fail to participate in our marketing initiatives, which could materially adversely affect their sales trends, average weekly sales and results of operations. The failure of our franchisees to focus on the fundamentals of restaurant operations, such as quality, service and cleanliness, would have a negative impact on our success. In addition, if our franchisees fail to renew their franchise agreements, our royalty revenue may decrease which in turn could materially and adversely affect our business and operating results. It also may be difficult for us to monitor our international franchisees’ implementation of our growth strategy due to our lack of personnel in the markets served by such franchisees.
Furthermore, a bankruptcy of any multi-unit franchisee could negatively impact our ability to collect payments due under such franchisee’s franchise agreements. In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise agreements pursuant to Section 365 under the United States bankruptcy code, in which case there would be no further royalty payments from such franchisee. There can be no assurance as to the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchisee in connection with a damage claim resulting from such rejection.

If we fail to identify, recruit and contract with a sufficient number of qualified franchisees, our ability to open new franchised restaurants and increase our revenue could be materially adversely affected.
The opening of additional franchised restaurants depends, in part, upon the availability of prospective franchisees who meet our criteria. We may not be able to identify, recruit or contract with suitable franchisees in our target markets on a timely basis or at all. In addition, our franchisees may not ultimately be able to access the financial or management resources that they need to open the restaurants contemplated by their agreements with us, or they may elect to cease restaurant development for other reasons and state franchise laws may limit our ability to terminate or modify these license agreements. If we are unable to recruit suitable franchisees or if franchisees are unable or unwilling to open new restaurants as planned, our growth may be slower than anticipated, which could materially adversely affect our ability to increase our revenue and materially adversely affect our business, financial condition and results of operations.
Our franchisees could take actions that could harm our business.
Our franchisees are contractually obligated to operate their restaurants in accordance with the operations, safety, and health standards set forth in our agreements with them and applicable laws. However, although we will attempt to properly train and support all of our franchisees, franchisees are independent third parties whom we do not control. The franchisees own, operate, and oversee the daily operations of their restaurants, and their employees are not our employees. Accordingly, their actions are outside of our control. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises at their approved locations, and state franchise laws may limit our ability to terminate or not renew these franchise agreements. Moreover, despite our training, support and monitoring, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and adequately train qualified managers and other restaurant personnel. The failure of our franchisees to operate their franchises in accordance with our standards or applicable law, actions taken by their employees or a negative publicity event at one of our franchised restaurants or involving one of our franchisees could have a material adverse effect on our reputation, our brand, our ability to attract prospective franchisees, our company-owned restaurants, and our business, financial condition or results of operations.
Food safety, food-borne illness and other health concerns may have an adverse effect on our business.
Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe, quality food products. However, food-borne illnesses, such as salmonella, E. coli or hepatitis A, and food safety issues have occurred in the food industry in the past, and could occur in the future. Any report or publicity linking our restaurants to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our brand and reputation as well as our revenue and profits. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry or fast casual restaurants generally and adversely impact our restaurants.
In addition, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple restaurants would be affected rather than a single restaurant. We cannot assure that all food items are properly maintained during transport throughout the supply chain and that our employees and our franchisees and their employees will identify all products that may be spoiled and should not be used in our restaurants. In addition, our industry has long been subject to the threat of food tampering by suppliers and employees, such as the addition of foreign objects in the food that we sell. Reports, whether or not true, of injuries caused by food tampering have in the past severely injured the reputations and brands of restaurant chains in the quick service restaurant segment and could affect us in the future as well. If our customers become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants. Furthermore, any instances of food contamination, whether or not at our restaurants, could subject our restaurants or our suppliers to a food recall pursuant to the Food and Drug Administration Food Safety Modernization Act.
Furthermore, the United States and other countries have also experienced, and may experience in the future, outbreaks of viruses, such as H1N1, avian influenza, various other forms of influenza, enterovirus, SARS and Ebola. To the extent that a virus is transmitted by human-to-human contact, our employees or customers could become infected or could choose, or be advised, to avoid gathering in public places and avoid eating in restaurant establishments such as our restaurants, which could adversely affect our business.
Interruptions in the supply of product to company-owned restaurants and franchisees could adversely affect our revenue.
In order to maintain quality-control standards and consistency among restaurants, we require through our franchise agreements that our franchisees obtain food and other supplies from preferred suppliers approved in advance. In this regard, we and our franchisees depend on a group of suppliers for food ingredients, beverages, paper goods, and distribution, including, but not limited to, four primary chicken suppliers, The Sygma Network for distribution, The Coca-Cola Company, and other suppliers. In 2015, we and our franchisees purchased products from approximately 115 approved suppliers, with approximately 10 of such suppliers providing 80%, based on dollar volume, of all products purchased. We look to approve multiple suppliers for most products, and require any single sourced supplier, such as The Coca-Cola Company, to have contingency plans in place to ensure continuity of supply. In addition, we believe that, if necessary, we could obtain readily available alternative sources of supply for each product that we currently source through a single supplier. To facilitate the efficiency of our franchisees’ supply chain, we have historically entered into several preferred-supplier arrangements for particular food or beverage items. In addition, our restaurants bear risks associated with the timeliness, solvency, reputation, labor relations, freight costs, price of raw materials, and compliance with health and safety standards of each supplier, including, but not limited to, risks associated with contamination to food and beverage products. We have little control over such suppliers. Disruptions in these relationships may reduce franchisee sales and, in turn, our royalty income. Overall difficulty of suppliers meeting restaurant product demand, interruptions in the supply chain, obstacles or delays in the process of renegotiating or renewing agreements with preferred suppliers, financial difficulties experienced by suppliers, or the deficiency, lack, or poor quality of alternative suppliers could adversely impact franchisee sales and our company-owned restaurant sales, which, in turn, would reduce our royalty income and revenue and could materially and adversely affect our business and operating results.

Our success depends on our ability to compete with many other restaurants.
The restaurant industry in general, and the fast casual category in particular, are intensely competitive, and we compete with many well-established restaurant companies on the basis of food taste and quality, price, service, value, location, convenience and overall customer experience. Our competitors include restaurant chains and individual restaurants that range from independent local operators to well-capitalized national and regional restaurant companies, including restaurants offering chicken wing products, as well as dine-in, carry-out and delivery services offering other types of food.
Some of our competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in the restaurant industry better than we can. Other competitors are local restaurants that in some cases have a loyal guest base and strong brand recognition within a particular market. As our competitors expand their operations or as new competitors enter the industry, we expect competition to intensify. Should our competitors increase their spending on advertising and promotions, we could experience a loss of customer traffic to our competitors. Also, if our advertising and promotions become less effective than those of our competitors, we could experience a material adverse effect on our results of operations. We and our franchisees also compete with other restaurant chains and other retail businesses for quality site locations, management and hourly employees.
Additionally, we face the risk that new or existing competitors will copy our business model, menu options, presentation or ambiance, among other things. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. In addition, many of our competitors offer lower-priced menu options or meal packages, or have loyalty programs.
You should not rely on past increases in our domestic same store sales or our AUV as an indication of our future results of operations because they may fluctuate significantly.
A number of factors have historically affected, and will continue to affect, our domestic same store sales and AUV, including, among other factors:

•	competition;

•	consumer trends and confidence;

•	our ability to execute our business strategy effectively;

•	unusually strong initial sales performance by new restaurants; and

•	regional and national macroeconomic conditions.
The level of domestic same store sales is a critical factor affecting our ability to generate profits because the profit margin on domestic same store sales is generally higher than the profit margin on new restaurant sales. Domestic same store sales reflects the change in year-over-year sales for the domestic same store base. We define the domestic same store base to include those restaurants open for at least 52 full weeks.
Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to certain factors, some of which are beyond our control, resulting in a decline in our stock price.
Our quarterly operating results may fluctuate significantly because of several factors, including:

•	the timing of new restaurant openings;

•	profitability of our restaurants, especially in new markets;

•	changes in interest rates;

•	increases and decreases in average weekly sales and domestic same store sales, including due to the timing and popularity of sporting and other events;

•	macroeconomic conditions, both nationally and locally;

•	changes in consumer preferences and competitive conditions;

•	expansion to new markets;

•	impairment of long-lived assets and any loss on restaurant closures;

•

•	increases in infrastructure costs; and

•	fluctuations in commodity prices.

As a result, our quarterly and annual operating results and domestic same store sales may fluctuate significantly as a result of the factors discussed above. Accordingly, results for any one fiscal quarter are not necessarily indicative of results to be expected for any other fiscal quarter or for any fiscal year and domestic same store sales for any particular future period may decrease. The planned increase in the number of our restaurants may make our future results unpredictable and, if we fail to manage such growth effectively, our business, financial condition and results of operations may be materially adversely affected. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.
Our expansion into new markets may present increased risks due to our unfamiliarity with those areas.
Some of our new restaurants are planned for markets where there may be limited or no market recognition of our brand. Those markets may have competitive conditions, consumer tastes and discretionary spending patterns that are different from those in our existing markets. As a result, those new restaurants may be less successful than restaurants in our existing markets. We may need to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned. Our franchisees may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. Restaurants opened in new markets may also have lower average restaurant sales than restaurants opened in existing markets. Sales at restaurants opened in new markets may take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby affecting our overall profitability.
Changes in food and supply costs could adversely affect our results of operations.
The profitability of our company-owned restaurants depends in part on our ability to anticipate and react to changes in food and supply costs. Any increase in the prices of the ingredients most critical to our menu, particularly chicken, could adversely affect our operating results. Bone-in chicken wing prices in our company-owned restaurants in 2015 averaged 17% higher than in 2014 as the average price per pound increased. If there is a significant rise in the price of bone-in chicken wings, and we are unable to successfully adjust menu prices or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. For example, bone-in chicken wings accounted for approximately 29% and 25% of our costs of sales in fiscal 2015 and 2014, respectively. A hypothetical 10% increase in the bone-in chicken wing costs for fiscal 2015 would have increased cost of sales by approximately $0.6 million for fiscal 2015.
Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, product recalls and government regulations. As a result, we may not be able to anticipate or react to changing food costs by adjusting our purchasing practices or menu prices, which could cause our operating results to deteriorate. In addition, because we provide moderately-priced food, we may choose not to, or be unable to, pass along commodity price increases to our customers.
If we or our franchisees or licensees are unable to protect our customers’ credit card data and other personal information, we or our franchisees could be exposed to data loss, litigation, and liability, and our reputation could be significantly harmed.
Privacy protection is increasingly demanding, and the use of electronic payment methods and collection of other personal information expose us and our franchisees to increased risk of privacy and/or security breaches as well as other risks. The majority of our restaurant sales are by credit or debit cards. In connection with credit or debit card transactions in-restaurant, we and our franchisees collect and transmit confidential information by way of secure private retail networks. Additionally, we collect and store personal information from individuals, including our customers, franchisees, and employees.

Our franchisees have experienced security breaches in which credit and debit card information could have been stolen and we and our franchisees may experience security breaches in which credit and debit card information is stolen in the future. Although we use secure private networks to transmit confidential information, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit and debit card sales, and our security measures and those of technology vendors may not effectively prohibit others from obtaining improper access to this information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time, which may cause a breach to go undetected for an extensive period of time. Advances in computer and software capabilities, new tools, and other developments may increase the risk of such a breach. Further, the systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payment themselves, all of which can put electronic payment at risk, are determined and controlled by the payment card industry, not by us, through enforcement of compliance with the Payment Card Industry - Data Security Standards, or PCI DSS. We and our franchisees must abide by the PCI DSS, as modified from time to time, in order to accept electronic payment transactions. Furthermore, the payment card industry is requiring vendors to become compatible with smart chip technology for payment cards, or EMV-Compliant, or else bear full responsibility for certain fraud losses, referred to as the EMV Liability Shift, which could adversely affect our business. To become EMV-Compliant, merchants must utilize EMV-Compliant payment card terminals at the point of sale and also obtain a variety of certifications. The EMV Liability Shift became effective on October 1, 2015. At present, our company-owned and franchised restaurants are not required to upgrade their POS systems to include such EMV-Compliant payment card terminals and as a result, face increased liability exposure, which could adversely affect our business and operating results. In addition, our franchisees, contractors, or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. If a person is able to circumvent our security measures or those of third parties, he or she could destroy or steal valuable information or disrupt our operations. We may become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition, results of operations and cash flows. Further, adverse publicity resulting from these allegations could significantly harm our reputation and may have a material adverse effect on us and our restaurants.
Our business activities subject us to litigation risk that could affect us adversely by subjecting us to significant money damages and other remedies or by increasing our litigation expense.
We and our franchisees are, from time to time, the subject of, or potentially the subject of, complaints or litigation, including customer claims, personal-injury claims, environmental claims, employee allegations of improper termination and discrimination, claims related to violations of the Americans with Disabilities Act of 1990, or the ADA, religious freedom, the Fair Labor Standards Act, or the FLSA, other employment-related laws, the Occupational Safety and Health Act, or OSHA, the Employee Retirement Income Security Act of 1974, as amended, or ERISA, advertising laws and intellectual-property claims. Each of these claims may increase costs and limit the funds available to make royalty payments and reduce the execution of new franchise agreements. Litigation against a franchisee or its affiliates by third parties or regulatory agencies, whether in the ordinary course of business or otherwise, may also include claims against us by virtue of our relationship with the defendant-franchisee, whether under vicarious liability, joint employer, or other theories. In addition to decreasing the ability of a defendant-franchisee to make royalty payments in the event of such claims and diverting our management and financial resources, adverse publicity resulting from such allegations may materially and adversely affect us and our brand, regardless of whether these allegations are valid or whether we are liable. Our international operations may be subject to additional risks related to litigation, including difficulties in enforcement of contractual obligations governed by foreign law due to differing interpretations of rights and obligations, compliance with multiple and potentially conflicting laws, new and potentially untested laws and judicial systems, and reduced or diminished protection of intellectual property. A substantial judgment against us or one of our subsidiaries could materially and adversely affect our business and operating results.
We could also become subject to class action or other lawsuits related to the above-described or different matters in the future. Regardless, however, of whether any claim brought against us in the future is valid or whether we are liable, such a claim would be expensive to defend and may divert time, money and other valuable resources away from our operations and, thereby, hurt our business.
We and our franchisees are also subject to state and local “dram shop” statutes, which may subject us and our franchisees to uninsured liabilities. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Because a plaintiff may seek punitive damages, which may not be fully covered by insurance, this type of action could have an adverse impact on our financial condition and results of operations. A judgment in such an action significantly in excess of insurance coverage could adversely affect our financial condition, results of operations or cash flows. Further, adverse publicity resulting from any such allegations may adversely affect us and our restaurants taken as a whole.
We may engage in litigation with our franchisees.
Although we believe we generally enjoy a positive working relationship with the vast majority of our franchisees, the nature of the franchisor-franchisee relationship may give rise to litigation with our franchisees. In the ordinary course of business, we are the subject of complaints or litigation from franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements. We may also engage in future litigation with franchisees to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience. We may also engage in future litigation with franchisees to enforce our contractual indemnification rights if we are brought into a matter involving a third party due to the franchisee’s alleged acts or omissions. In addition, we may be subject to claims by our franchisees relating to our Franchise Disclosure Document, or FDD, including claims based on financial information contained in our FDD. Engaging in such litigation may be costly and time-consuming and may distract management and materially adversely affect our relationships with franchisees and our ability to attract new franchisees. Any negative outcome of these or any other claims could materially adversely affect our results of operations as well as our ability to expand our franchise system and may damage our reputation and brand. Furthermore, existing and future franchise-related legislation could subject us to additional litigation risk in the event we terminate or fail to renew a franchise relationship.
Changes to the current law with respect to the assignment of liabilities in the franchise business model could adversely impact our profitability.
One of the legal foundations fundamental to the franchise business model has been that, absent special circumstances, a franchisor is generally not responsible for the acts, omissions or liabilities of its franchisees, whether with respect to the franchisees’ employees or otherwise. However, in an August 27, 2015, National Labor Relations Board, or NLRB, decision, Browning-Ferris Industries of California, Inc., the NLRB adopted a broader and looser standard for determining joint employer status. Under the NLRB’s new joint employer standard, a putative joint employer is no longer required to exercise “direct and immediate” control over workers’ terms and conditions of employment. “Indirect” or even “reserved” control is now potentially sufficient to establish a joint employment relationship. Although Browning-Ferris Industries of California, Inc. (not yet appealed) was not a case involving a franchise relationship, and while the NLRB’s opinion explicitly stated it was not addressing the franchise industry, it is unclear how the NLRB will apply the expanded joint employer definition adopted in Browning-Ferris Industries of California, Inc. to franchise relationships overall or to particular franchise relationships sharing certain characteristics or controls. If the NLRB’s new position is applied broadly to franchise relationships, it could significantly change the way we and other franchisors conduct business and adversely impact our profitability. For example, the General Counsel of the NLRB continues to prosecute complaints in Regional Offices across the country (first issued in December 2014) charging that McDonald’s and its franchisees are joint employers and seeking to hold McDonald’s liable for unfair labor practices allegedly committed by its franchisees. The position taken by the NLRB General Counsel has set in motion what are expected to be lengthy hearings before the NLRB. The decision of the NLRB is subject to subsequent federal court litigation and is not expected to be resolved until a final decision in the federal appellate courts. A determination, due to the new standard adopted in Browning-Ferris Industries of California, Inc., that we are a “joint employer” with our franchisees or that our franchisees are part of one unified system with joint and several liability under the National Labor Relations Act, statutes administered by the Equal Employment Opportunity Commission, Occupational Safety and Health Administration, or OSHA, regulations and other areas of labor and employment law could subject us and/or our franchisees to liability for the unfair labor practices, wage-and-hour law violations, employment discrimination law violations, OSHA regulation violations and other employment-related liabilities of one or more franchisees. Furthermore, this change in the law could create an increased likelihood that certain franchised networks will be required to employ unionized labor, which could impact franchisors like us through, among other things, increased labor costs, increased menu prices to offset labor costs and difficulty in attracting new franchisees. In addition, if these changes are expanded outside of the employment context, we could be held liable for other claims against franchisees such as personal injury claims by customers at franchised restaurants. Therefore, any regulatory action or court decisions expanding the vicarious liability of franchisors could impact our ability or desire to grow our franchised base and have a material adverse effect on our results of operations.
We may be impacted by negative publicity regarding other franchisors controlled by Roark.
Through common control with or common management by Roark Capital Partners II, LP and Roark Capital Partners Parallel II, LP, which we refer to, along with our majority stockholder RC II WS LLC (but excluding us and other companies that they own as a result of their investment activity), as Roark, we are affiliated with certain other franchise brands. While we operate as a separate company and are managed entirely independent from any other franchisors controlled by Roark, our affiliate relationship requires us to disclose certain information with respect to such other franchisors to potential franchisees. Therefore, negative publicity, legal proceedings, bankruptcies or other adverse events regarding other franchised concepts controlled by Roark or negative incidents involving these other companies or concepts, even though entirely independent from us, could adversely impact our reputation and our ability to attract franchisees.

Macroeconomic conditions could adversely affect our ability to increase sales at existing restaurants or open new restaurants.
Recessionary economic cycles, higher fuel and other energy costs, lower housing values, low consumer confidence, inflation, increases in commodity prices, higher interest rates, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect discretionary consumer spending could adversely affect our revenue and profit margins and make opening new restaurants more difficult. Our customers may have lower disposable income and reduce the frequency with which they dine out during economic downturns. This could result in fewer transactions and reduced transaction size or limitations on the prices we can charge for our menu items, any of which could reduce our sales and profit margins. Also, businesses in the shopping vicinity in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could, in turn, further negatively affect customer traffic at our restaurants. All of these factors could have a material adverse impact on our results of operations and growth strategy.

In addition, negative effects on our and our franchisees’ existing and potential landlords due to the inaccessibility of credit and other unfavorable economic factors may, in turn, adversely affect our business and results of operations. If our or our franchisees’ landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease obligations owed to us or our franchisees. In addition, if our and our franchisees’ landlords are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers. The development of new restaurants may also be adversely affected by negative economic factors affecting developers and potential landlords. Developers and/or landlords may try to delay or cancel recent development projects (as well as renovations of existing projects) due to instability in the credit markets and declines in consumer spending, which could reduce the number of appropriate locations available that we would consider for our new restaurants. Furthermore, other tenants at the properties in which our restaurants are located may delay their openings, fail to open or cease operations. Decreases in total tenant occupancy in the properties in which our restaurants are located may affect customer traffic at our restaurants.
If any of the foregoing affect any of our or our franchisees’ landlords, developers and/or surrounding tenants, our business and results of operations may be adversely affected. To the extent our restaurants are part of a larger retail project or tourist destination, customer traffic could be negatively impacted by economic factors affecting surrounding tenants.
Because many of our restaurants are concentrated in local or regional areas, we are susceptible to economic and other trends and developments, including adverse weather conditions, in these areas.
As of December 26, 2015, 65% of our 786 domestic restaurants were spread across Texas (35%), California (24%) and Illinois (6%). Given our geographic concentrations, negative publicity regarding any of our restaurants in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, or natural or man-made disasters and more stringent state and local laws and regulations. In particular, adverse weather conditions, such as regional winter storms, floods, severe thunderstorms, earthquakes, tornadoes and hurricanes, could negatively impact our results of operations.
We and our franchisees rely on computer systems to process transactions and manage our business, and a disruption or a failure of such systems or technology could harm our ability to effectively manage our business.
Network and information technology systems are integral to our business. We utilize various computer systems, including our franchisee reporting system, by which our franchisees report their weekly sales and pay their corresponding royalty fees and required advertising fund contributions. When sales are reported by a franchisee, a withdrawal for the authorized amount is initiated from the franchisee’s bank on a set date each week based on gross sales during the week ended the prior Saturday. This system is critical to our ability to accurately track sales and compute royalties and advertising fund contributions due from our franchisees.
Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities.
Despite the implementation of protective measures, our systems are subject to damage and/or interruption as a result of power outages, computer and network failures, computer viruses and other disruptive software, security breaches, catastrophic events, and improper usage by employees. Such events could result in a material disruption in operations, a need for a costly repair, upgrade or replacement of systems, or a decrease in, or in the collection of, royalties and advertising fund contributions paid to us by our franchisees. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability which could materially affect our results of operations.
It is also critical that we establish and maintain certain licensing and software agreements for the software we use in our day-to-day operations. A failure to procure or maintain these licenses could have a material adverse effect on our business operations.
The prospect of a pandemic spread of avian flu could adversely impact our supply of chicken and affect our business.
If avian flu were to affect our supply of chicken, our operations may be negatively impacted, as prices may rise due to limited supply. In addition, misunderstanding by the public of information regarding the threat of avian flu could result in negative publicity regarding the risks of consumption of chicken products that could adversely affect consumer spending and confidence levels. A decrease in traffic to our restaurants as a result of this negative publicity or as a result of health concerns, whether or not warranted, could materially harm our business.
Failure to obtain and maintain required licenses and permits or to comply with alcoholic beverage or food control regulations could lead to the loss of liquor and food service licenses and, thereby, harm our business.
The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food and alcoholic beverages. Such regulations are subject to change from time to time. The failure of our restaurants to obtain and maintain these licenses, permits and approvals could adversely affect our operating results. Typically, licenses must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that a restaurant’s conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, which would adversely affect our results of operations.
Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on-premises and to provide service for extended hours and on Sundays. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, and storage and dispensing of alcoholic beverages. Any future failure to comply with these regulations and obtain or retain liquor licenses could adversely affect our results of operations.

Our current insurance and the insurance of our franchisees may not provide adequate levels of coverage against claims.
We currently maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business and results of operations.
Our franchise agreements require each franchisee to maintain certain insurance types and levels. Certain extraordinary hazards, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, any loss incurred could exceed policy limits and policy payments made to franchisees may not be made on a timely basis. Any such loss or delay in payment could have a material and adverse effect on a franchisee’s ability to satisfy obligations under the franchise agreement, including the ability to make royalty payments.
We also require franchisees to maintain general liability insurance coverage to protect against the risk of product liability and other risks and demand strict franchisee compliance with health and safety regulations. However, franchisees may receive or produce defective food or beverage products, which may materially adversely affect our brand’s goodwill and our business. Further, a franchisee’s failure to comply with health and safety regulations, including requirements relating to food quality or preparation, could subject them, and possibly us, to litigation. Any litigation, including the imposition of fines or damage awards, could adversely affect the ability of a franchisee to make royalty payments or could generate negative publicity or otherwise adversely affect us.
Our business is subject to various laws and regulations and changes in such laws and regulations, and/or failure to comply with existing or future laws and regulations, could adversely affect us.
We are subject to state franchise registration requirements, the rules and regulations of the Federal Trade Commission, or the FTC, various state laws regulating the offer and sale of franchises in the United States through the provision of franchise disclosure documents containing certain mandatory disclosures, various state laws regulating the franchise relationship, and certain rules and requirements regulating franchising arrangements in foreign countries. Although we believe that our franchise disclosure documents, together with any applicable state-specific versions or supplements, and franchising procedures that we use comply in all material respects with both the FTC guidelines and all applicable state laws regulating franchising in those states in which we offer and grant new franchise arrangements, noncompliance could reduce anticipated royalty income, which in turn could materially and adversely affect our business and operating results.
We and our franchisees are subject to various existing United States federal, state, local, and foreign laws affecting the operation of the restaurants, including various health, sanitation, fire, and safety standards. Franchisees may in the future become subject to regulation (or further regulation) seeking to tax or regulate high-fat foods, to limit the serving size of beverages containing sugar, to ban the use of certain packaging materials, or to require the display of detailed nutrition information. Each of these regulations would be costly to comply with and/or could result in reduced demand for our products.

There is also a potential for increased regulation of certain food establishments in the United States, where compliance with a Hazard Analysis and Critical Control Points, or the HACCP, approach may now be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act, or the FSMA, signed into law in January 2011, granted the U.S. Food and Drug Administration, the FDA, new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are specifically exempted from or not directly implicated by some of these new requirements, we anticipate that the new requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business.
We and our franchisees also have a substantial number of hourly employees who are required to be paid pursuant to applicable federal or state minimum wage laws. The federal minimum wage has been $7.25 per hour since July 24, 2009. From time to time, various federal and state legislators have proposed changes to the minimum wage requirements, especially for fast-food workers. Certain regions such as Los Angeles, Seattle, San Francisco and New York, have approved phased-in increases that eventually will take their minimum wage to as high as $15 an hour. These and any future similar increases in other regions in states in which our restaurants operate may negatively affect our and our franchisees profit margins as we and our franchisees may be unable to increase our menu prices in order to pass future increased labor costs on to our guests. Also, reduced margins of franchisees could make it more difficult to sell franchises. If menu prices are increased by us and our franchisees to cover increased labor costs, the higher prices could adversely affect transactions which could lower sales and thereby reduce our margins and the royalties that we receive from franchisees.
The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state, local and foreign authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us or our franchisees to expend significant funds to make modifications to our restaurants if we failed to comply with applicable standards. Compliance with all of these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.
We and our franchisees may experience increased costs for employee health care benefits.
Minimum employee health care coverage mandated by state or federal legislation, such as the federal healthcare reform legislation that became law in March 2010 (known as the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010, or the PPACA), could significantly increase our employee health benefit costs or require us to alter the benefits we provide to our employees. While we are assessing the potential impact the PPACA will have on our business, certain of the mandates in the legislation are not yet effective. If our or our franchisees’ employee health benefit costs increase, we cannot provide assurance that we will be able to offset these costs through increased revenue or reductions in other costs, which could have an adverse effect on our results of operations and financial condition.
Damage to our reputation or lack of acceptance of our brand in existing or new markets could negatively impact our business, financial condition and results of operations.
We believe we have built our reputation on the high quality and bold, distinctive and craveable flavors of our food, value and service, and we must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer affinity for our brand could significantly reduce its value and damage our business. For example, our brand value could suffer and our business could be adversely affected if customers perceive a reduction in the quality of our food, value or service or otherwise believe we have failed to deliver a consistently positive experience.
We may be adversely affected by news reports or other negative publicity, regardless of their accuracy, regarding food quality issues, public health concerns, illness, safety, injury, security breaches of confidential guest or employee information, employee related claims relating to alleged employment discrimination, wage and hour violation, labor standards or health care and benefit issues or government or industry findings concerning our restaurants, restaurants operated by other foodservice providers, or others across the food industry supply chain. The risks associated with such negative publicity cannot be eliminated or completely mitigated and may materially affect our business.

Also, there has been a marked increase in the use of social media platforms and similar channels, including weblogs (blogs), websites and other forms of internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning us may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects, brand or business. The harm may be immediate without affording us an opportunity for redress or correction.
Ultimately, the risks associated with any such negative publicity or incorrect information cannot be eliminated or completely mitigated and may materially adversely affect our reputation, business, financial condition and results of operations.
Opening new restaurants in existing markets may negatively affect sales at existing restaurants.
We intend to continue opening new franchised restaurants in our existing markets as a core part of our growth strategy. Expansion in existing markets may be affected by local economic and market conditions. Further, the customer target area of our restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, the opening of a new restaurant in or near markets in which our restaurants already exist could adversely affect the sales of these existing restaurants. We and our franchisees may selectively open new restaurants in and around areas of existing restaurants. Sales cannibalization between restaurants may become significant in the future as we continue to expand our operations and could affect sales growth, which could, in turn, materially adversely affect our business, financial condition or results of operations.

Our expansion into international markets exposes us to a number of risks that may differ in each country where we have franchise restaurants.
As of December 26, 2015, we have franchised restaurants in Mexico, Singapore, Indonesia, the Philippines, Russia and the United Arab Emirates and plan to continue to grow internationally. However, international operations are in early stages. Expansion in international markets may be affected by local economic and market conditions. Therefore, as we expand internationally, our franchisees may not experience the operating margins we expect, and our results of operations and growth may be materially and adversely affected. Our financial condition and results of operations may be adversely affected if the global markets in which our franchised restaurants compete are affected by changes in political, economic or other factors. These factors, over which neither our franchisees nor we have control, may include:

•	recessionary or expansive trends in international markets;

•	changing labor conditions and difficulties in staffing and managing our foreign operations;

•	increases in the taxes we pay and other changes in applicable tax laws;

•	legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws;

•	changes in inflation rates;

•	changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds;

•	difficulty in protecting our brand, reputation and intellectual property;

•	difficulty in collecting our royalties and longer payment cycles;

•	expropriation of private enterprises;

•	anti-American sentiment in certain locations and the identification of the Wingstop brand as an American brand;

•	political and economic instability; and

•	other external factors.
Our success depends in part upon effective advertising and marketing campaigns, which may not be successful, and franchisee support of such advertising and marketing campaigns.
We believe the Wingstop brand is critical to our business and expend resources in our marketing efforts using a variety of media. We expect to continue to conduct brand awareness programs and customer initiatives to attract and retain customers. Should our advertising and promotions not be effective, our business, financial condition and results of operations could be materially adversely affected.

The support of our franchisees is critical for the success of the advertising and marketing campaigns we seek to undertake, and the successful execution of these campaigns will depend on our ability to maintain alignment with our franchisees. Our franchisees are currently required to contribute two percent of their gross sales to a common ad fund to support the development of new products, brand development and national marketing programs. Our current form of franchise agreement also requires franchisees to spend at least one percent of gross sales directly on local advertising, but the majority of our franchisees are not subject to such requirement. Franchisees also may be required to contribute approximately two percent of gross sales to a cooperative advertising association when a franchisee and at least one other restaurant operator have opened restaurants in the same DMA (the cooperative advertising contribution is credited toward the 1% minimum spend). While we maintain control over advertising and marketing materials and can mandate certain strategic initiatives pursuant to our franchise agreements, we need the active support of our franchisees if the implementation of these initiatives is to be successful. If our initiatives are not successful, resulting in expenses incurred without the benefit of higher revenue, our business, financial condition and results of operations could be materially adversely effected.
 We are vulnerable to changes in consumer preferences and regulation of consumer eating habits that could harm our business, financial condition, results of operations and cash flow.
Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. We depend on trends regarding away-from-home or take-out dining. Consumer preferences towards away-from-home and take-out dining or certain food products might shift as a result of, among other things, health concerns or dietary trends related to cholesterol, carbohydrate, fat and salt content of certain food items, including chicken wings, in favor of foods that are perceived as more healthy. Our menu is currently comprised primarily of chicken wings and a change in consumer preferences away from these offerings would have a material adverse effect on our business. Negative publicity over the health aspects of the food items we sell may adversely affect demand for our menu items and could result in lower traffic, sales and results of operations. Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences.
Regulations and consumer eating habits may continue to change as a result of new information and attitudes regarding diet and health. These changes may include regulations that impact the ingredients and nutritional content of our menu items. The federal government, as well as a number of states, counties and cities, have enacted menu labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to customers or have enacted legislation prohibiting the sales of certain types of ingredients in restaurants. For example, the PPACA establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Beginning in December 2016, we will be required to provide menu labeling of certain nutritional aspects of our restaurant menu items such as caloric, sugar, sodium and fat content. California, a state in which 24% of our domestic restaurants are located, has also enacted menu labeling laws. Altering our recipes in response to such legislation could increase our costs and/or change the flavor profile of our menu offerings which could have an adverse impact on our results of operations. Additionally, if our customers perceive our menu items to contain unhealthy caloric, sugar, sodium, or fat content, our results of operations could be adversely affected. The success of our restaurant operations depends, in part, upon our ability to effectively respond to changes in consumer health and disclosure regulations and to adapt our menu offerings to fit the dietary needs and eating habits of our customers without sacrificing flavor. To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially affect customer traffic and our results of operations. Furthermore, a change in our menu could result in a decrease in customer traffic.
We depend upon our executive officers and management team and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.
We believe that we have already benefited and expect to benefit substantially in the future from the leadership and experience of our executive officers and management team. The loss of the services of any of these individuals could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis. In addition, any such departure could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. As our business expands, our future success will depend greatly on our continued ability to attract and retain highly-skilled and qualified executive-level personnel. Our inability to attract and retain qualified executive officers in the future could impair our growth and harm our business.
The number of new franchised Wingstop restaurants that actually open in the future may differ materially from the number of signed commitments from potential existing and new franchisees.
The number of new franchised Wingstop restaurants that actually open in the future may differ materially from the number of signed commitments from potential existing and new franchisees. Historically, a portion of our commitments sold have not ultimately opened as new franchised Wingstop restaurants. On an annual basis for the past four years approximately 10% - 20% of the total domestic commitments sold have been terminated. Based on our limited history of international restaurant openings, we believe the termination rate of international commitments is likely to approximate the historic termination rate of domestic commitments. The historic conversion rate of signed commitments to new franchised Wingstop locations may not be indicative of the conversion rates we will experience in the future and the total number of new franchised Wingstop restaurants actually opened in the future may differ materially from the number of signed commitments disclosed at any point in time.
Our stated sales to investment ratio and average unlevered cash-on-cash return may not be indicative of future results of any new franchised restaurant.
Initial investment levels, AUV levels, restaurant-level operating costs and restaurant-level operating profit of any new restaurant may differ from average levels experienced by franchisees in prior periods due to a variety of factors, and these differences may be material. Accordingly, our stated sales to investment ratio and average unlevered cash-on-cash return may not be indicative of future results of any new franchised restaurant. In addition, estimated initial investment costs and restaurant-level operating costs are based on information self-reported by our franchisees and have not been verified by us. Furthermore, performance of new restaurants is impacted by a range of risks and uncertainties beyond our or our franchisees’ control, including those described by other risk factors described in this report.
Our failure or inability to enforce our trademarks or other proprietary rights could adversely affect our competitive position or the value of our brand.
We believe that our trademarks and other proprietary rights are important to our success and our competitive position, and, therefore, we devote resources to the protection of our trademarks and proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized use or imitation by others, which could harm our image, brand or competitive position. If we commence litigation to enforce our rights, we will incur significant legal fees.

We cannot assure you that third parties will not claim infringement by us of their proprietary rights in the future. Any such claim, whether or not it has merit, could be time-consuming and distracting for executive management, result in costly litigation, cause changes to existing menu items or delays in introducing new menu items, or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition.
We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws or trade control laws, as well as other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, financial condition and results of operations.
We and our franchisees are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws that apply in countries where we do business. The FCPA, UK Bribery Act and these other laws generally prohibit us, our food service personnel, our franchisees, their food service personnel and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in joint ventures and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
We and our franchisees are also subject to other laws and regulations governing our international operations, including regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Asset Control, and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, currency exchange regulations and transfer pricing regulations, or collectively, Trade Control laws.
However, there is no assurance that we and our franchisees will be completely effective in ensuring our compliance with all applicable anticorruption laws, including the FCPA or other legal requirements, including Trade Control laws. If we or our franchisees are not in compliance with the FCPA and other anti-corruption laws or Trade Control laws, we or our franchisees may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA other anti-corruption laws or Trade Control laws by United States or foreign authorities could also have an adverse impact on our reputation, business, financial condition and results of operations.

We may need additional capital in the future, and it may not be available on acceptable terms.
We have historically relied upon cash generated by our operations and our senior secured credit facility to fund our operations and strategy. In the future, we intend to rely on funds from operations and, if necessary, our senior secured credit facility. We may also need to access the debt and equity capital markets. There can be no assurance, however, that these sources of financing will be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, investor sentiment and our ability to incur additional debt in compliance with agreements governing our then-outstanding debt. These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we are unable to generate sufficient funds from operations or raise additional capital, our growth could be impeded.

Our existing senior secured credit facility contains financial covenants, negative covenants and other restrictions and failure to comply with these requirements could cause the related indebtedness to become due and payable and limit our ability to incur additional debt.
The lenders’ obligation to extend credit under our existing senior secured credit facility depends upon our maintaining certain financial covenants. In particular, our senior secured credit facility requires us to maintain a consolidated leverage ratio and a consolidated fixed charge coverage ratio. Failure to maintain these ratios could result in an acceleration of outstanding amounts under the term loan and restrict us from borrowing amounts under the revolving credit facility to fund our future liquidity requirements. In addition, our senior secured credit facility contains certain negative covenants, which, among other things, limit our ability to:

•	incur additional indebtedness;

•	pay dividends and make other restrictive payments beyond specified levels;

•	create or permit liens;

•	dispose of certain assets;

•	make certain investments;

•	engage in certain transactions with affiliates; and

•	consolidate, merge or transfer all or substantially all of our assets.
Our ability to make scheduled payments and comply with financial covenants will depend on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to other financial, business and other factors beyond our control described herein.
We have incurred and expect to continue to incur significantly increased costs as a result of operating as a public company, and our management will continue to devote substantial time to compliance efforts.
Prior to our initial public offering, we had not been subject to the reporting requirements of the Exchange Act or the other rules and regulations of the SEC or Nasdaq. The Dodd-Frank Act and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as related rules implemented by the SEC, have required changes in corporate governance practices of public companies. Following our initial public offering, we identified those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas included corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and may continue to make, changes in these and other areas. Ongoing compliance with the various reporting and other requirements applicable to public companies also requires considerable time and attention of management, particularly if we are no longer an “emerging growth company.” In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional changes. We expect that continued compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will continue to increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly compared to when we were a private company. These laws, rules and regulations also make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. Although the JOBS Act has, and for a limited period of time may, somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our results of operations and financial condition.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC. We cannot be certain if this reduced disclosure will make our common stock less attractive to investors.
The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenue is less than $1.0 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

•	the last day of its fiscal year in which it has annual gross revenue of $1.0 billion or more;

•

•	the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•
the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (1) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700.0 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (3) has filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an “emerging growth company” and could remain an “emerging growth company” until as late as December 26, 2020. For so long as we are an “emerging growth company,” we will, among other things:

•	not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act;

•	not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;

•	not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;

•	be exempt from any rule adopted by the Public Company Accounting Oversight Board, requiring mandatory audit firm rotation or a supplemental auditor discussion and analysis; and

•	be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
Furthermore, if we take advantage of some or all of the reduced disclosure requirements above, we cannot predict if investors will find our common stock less attractive. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to remediate material weaknesses in our internal controls over financial reporting or otherwise establish and maintain effective internal controls over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.
As a public reporting company we are subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal controls over financial reporting. Reporting obligations as a public company have placed, and may continue to place, a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal controls over financial reporting by the time our second annual report is filed with the SEC and thereafter, which will require us to document and make significant changes to our internal controls over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, although, as described in the preceding risk factor, we could potentially qualify as an “emerging growth company” until December 26, 2020.
In connection with the audit of our financial statements for the year ended December 27, 2014, we identified material weaknesses related to a lack of sufficient information technology controls. A “material weakness” is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected in a timely basis. As of December 26, 2015, we completed a number of remediation steps to address the material weaknesses in internal control described above. Specifically, the following were implemented:

•
We have created and implemented information technology policies and procedures to govern information security, new and terminated user administration, privileged access, periodic user access reviews, change control and computer operations.

•	We have implemented access management controls, programmatic change controls, computer operations controls and system development life cycle controls.

Although we have designed and implemented certain new internal controls in an effort to remediate the material weaknesses, management continues to conclude that the material weakness in internal control related to a lack of sufficient information technology controls was not remediated as of December 26, 2015. Our management believes that significant improvements to the processes and controls have been achieved during 2015, but these efforts were not sufficiently mature to remediate the material weakness at the end of fiscal year 2015. We continue to take the necessary steps to remediate the material weakness in information technology before our first required report of management’s assessment of internal controls over financial reporting.
We expect to incur costs related to implementing an internal audit and compliance function in the upcoming year to further improve our internal control environment. If we fail to effectively remediate deficiencies in our control environment or are unable to implement and maintain effective internal control over information technology, financial reporting and disclosure controls to meet the demands that are placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results, or report them within the time frames required by the SEC. In addition, if there are any future material weaknesses that impact our ability to prepare timely and accurate financial statements, this may cause a default under our senior secured credit facility, which could result in our inability to access funds or result in an acceleration of such facility.
If our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting, when required, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public and investor confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition.
Fluctuations in exchange rates affect our revenue.
We are subject to inherent risks attributed to operating in a global economy. Most of our revenue, costs, and debts are denominated in U.S. dollars. However, sales made by franchisees outside of the United States are denominated in the currency of the country in which the point of distribution is located, and this currency could become less valuable prior to calculation of our royalty payments in U.S. dollars as a result of exchange rate fluctuations. As a result, currency fluctuations could reduce our royalty income. Unfavorable currency fluctuations could result in a reduction in our revenue.
An impairment in the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and consolidated results of operations.
We review goodwill for impairment annually, or whenever circumstances change in a way which could indicate that impairment may have occurred, and record an impairment loss whenever we determine impairment factors are present. Significant impairment charges could have a material adverse effect on our business, results of operations and financial condition.

 Risks Related to Ownership of our Common Stock
Roark and its affiliates continue to have significant influence over us and may also pursue corporate opportunities independent of us that could present potential conflicts with our and our stockholders’ interests.
Roark beneficially owns, in the aggregate, approximately 66.9% of our outstanding common stock. As a result, Roark will continue to be able to influence matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions and will continue to have significant control over our management and policies. Four of the 7 members of our board of directors are employees of Roark Capital Management, which is an affiliate of Roark. Roark can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power with Roark may have an adverse effect on the price of our common stock. The interests of Roark may not be consistent with your interests as a stockholder.
Our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity does not apply against Roark, or any of our directors who are employees of or affiliated with Roark, in a manner that would prohibit them from investing or participating in competing businesses. To the extent Roark affiliated funds invest in such other businesses, they may have differing interests than our other stockholders. For example, Roark affiliated funds currently own and may choose to own in the future other restaurant brands through other investments, which may compete with our brands. Accordingly, the interests of Roark may supersede ours, causing it or its affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. These actions on the part of Roark and inaction on our part could adversely impact our business, financial condition and results of operations.
Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the public offering price.
The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including those described under “Risks Related to Our Business” and the following:

•	potential fluctuation in our annual or quarterly operating results;

•	changes in capital market conditions that could affect valuations of restaurant companies in general or our goodwill in particular or other adverse economic conditions;

•
changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•	downgrades by any securities analysts who follow our common stock;

•	future sales of our common stock by our officers, directors and significant stockholders;

•	global economic, legal and regulatory factors unrelated to our performance;

•	investors’ perceptions of our prospects;

•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures or capital commitments; and

•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives.
In addition, the stock markets, and in particular Nasdaq, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many food service companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.
Future sales or the perception of future sales of our common stock may depress the price of our common stock.
The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock in the market, including shares that might be offered for sale by Roark. The sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.

Roark has the right, subject to certain conditions, to require us to file additional registration statements registering additional shares of common stock, and Roark and certain other stockholders, subject to certain conditions, have the right to require us to include shares of common stock in registration statements that we may file for ourselves or Roark. Subject to compliance with applicable lock-up restrictions and restrictions under the registration rights agreement (both of which may be waived), shares of common stock sold under these registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital. In addition, we will incur certain expenses in connection with the registration and sale of such shares. For a further description of our registration rights agreement, see Item 13 “Certain Relationships and Related Party Transactions.”
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, up to 15,000,000 shares of undesignated preferred stock;

•
require that, after the investments funds associated with Roark collectively own less than 50% of our outstanding common stock, any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•
specify that special meetings of our stockholders can be called only upon the request of a majority of our board of directors or, at the request of RC II WS so long as RC II WS (or its affiliates) owns at least 10% of the voting power of all outstanding shares of our common stock;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms; and

•	prohibit cumulative voting in the election of directors.
 These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management, and may discourage, delay or prevent a transaction involving a change of control of our company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts. In addition, because we are incorporated in Delaware, we have opted out of Section 203 of the General Corporation Law of the State of Delaware, which we refer to as the DGCL, but our amended and restated certificate of incorporation provides that engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our capital stock) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions. Our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that they provide RC II WS, any affiliated investment entity and any of their respective direct or indirect transferees of at least 15% of our outstanding common stock and any group as to which such persons are party to, do not constitute “interested stockholders” for purposes of this provision.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated certificate of incorporation. This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs which could have a material adverse effect on our business, financial condition or results of operations.
We do not expect to pay any cash dividends for the foreseeable future.
The continued operation and expansion of our business may require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including our senior secured credit facility and other indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant.
If securities analysts or industry analysts downgrade our shares, publish negative research or reports, or do not publish reports about our business, our share price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that industry or securities analysts publish about us, our business and our industry. If one or more analysts adversely change their recommendation regarding our shares or our competitors’ stock, our share price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.
We are a “controlled company” within the meaning of the rules of Nasdaq, and, as a result, we will rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
Upon completion of our initial public offering, Roark beneficially owned more than 50% of the total voting power of our common stock and, as a result, we are a “controlled company” under Nasdaq corporate governance listing standards. As a controlled company, we are exempt under Nasdaq listing standards from the obligation to comply with certain of Nasdaq’s corporate governance requirements, including the requirements:

•	that a majority of our board of directors consist of independent directors, as defined under the rules of Nasdaq;

•	that we have a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
It is unknown as to the period of time during which Roark will maintain its majority ownership of our common stock following the initial public offering. As a result, there can be no assurance as to the period of time during which we will be able to avail ourselves to the controlled company exemptions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
Due to lower square footage requirements, our restaurants can be located in a variety of locations. They tend to be located primarily in shopping centers, as in-line and end-cap locations. Our restaurants tend to occupy between 1,300 and 2,900 square feet (average 1,700 square feet) of leased retail space. As of December 26, 2015, we and our franchisees operated 845 restaurants in 39 states and 7 countries.

The chart below shows the locations of our restaurants as of December 26, 2015:

State	Franchise restaurants	Company-owned restaurants	Total restaurants
Alabama	2	—	2
Arizona	21	—	21
Arkansas	7	—	7
California	186	—	186
Colorado	20	—	20
Connecticut	3	—	3
Florida	35	—	35
Georgia	15	—	15
Hawaii	2	—	2
Idaho	2	—	2
Illinois	48	—	48
Indiana	3	—	3
Iowa	2	—	2
Kansas	1	—	1
Kentucky	4	—	4
Louisiana	18	—	18
Maryland	6	—	6
Michigan	6	—	6
Minnesota	2	—	2
Mississippi	11	—	11
Missouri	13	—	13
Nebraska	2	—	2
Nevada	6	5	11
New Jersey	4	—	4
New Mexico	7	—	7
New York	5	—	5
North Carolina	4	—	4
Ohio	11	—	11
Oklahoma	10	—	10
Oregon	3	—	3
Pennsylvania	5	—	5
South Carolina	5	—	5
South Dakota	1	—	1
Tennessee	12	—	12
Texas	262	14	276
Utah	1	—	1
Virginia	4	—	4
Washington	9	—	9
Wisconsin	9	—	9
Domestic Total	767	19	786

International
Indonesia	10	—	10
Mexico	34	—	34
Philippines	9	—	9
Russia	3	—	3
Singapore	2	—	2
United Arab Emirates	1	—	1
International Total	59	—	59
Worldwide Total	826	19	845

We are obligated under non-cancelable leases for our company-owned restaurants and our corporate office. Lease terms for company-owned restaurants are generally between five to ten years of original term with an additional five to ten years of tenant option period, often contain rent escalation provisions, and generally require us to pay a proportionate share of real estate taxes, insurance and common area and other operating costs in addition to base or fixed rent.

Item 3. Legal Proceedings
From time to time we may be involved in claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On June 17, 2015, we completed our initial public offering of our common stock at a public offering price of $19.00 per share. Our common stock has traded on the NASDAQ Global Market under the symbol “WING” since it began trading on June 12, 2015. Before then, there was no public market for our common stock.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock:

	Common Stock Price Range
	High	Low
Second quarter (from June 12, 2015)	$31.99	$27.00
Third quarter	$35.96	$24.72
Fourth quarter	$28.98	$20.31

As of March 4, 2016, we had 33 shareholders of record of our common stock.

Performance Graph

The following performance graph compares the quarterly dollar change in the cumulative shareholder return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the S&P 600 Restaurants Index. This graph assumes a $100 investment in our common stock on June 12, 2015 (the date when our common stock first started trading) and in each for the forgoing indices on June 12, 2015, and assumes the reinvestment of dividends, if any. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is furnished and not “filed” with the Securities and Exchange Commission and it is not “soliciting material”, and should not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Dividends
No dividends have been declared or paid on the shares of our common stock since we completed our initial public offering. We do not expect to pay cash dividends to our shareholders in the immediate future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness, and therefore we do not anticipate paying any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries and us to pay dividends or make distributions to us under the terms of the agreements governing our indebtedness. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with covenants in current and future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our financial condition.

Item 6. Selected Historical Consolidated Financial and Other Data
The selected historical consolidated financial and other data presented below, with the exception of restaurant counts, same store sales, AUVs, system-wide sales and adjusted EBITDA, for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 has been derived from our audited consolidated financial statements included elsewhere in this report.
Wingstop utilizes a 52- or 53-week fiscal year that ends on the last Saturday of the calendar year. The fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 included 52 weeks. The first three quarters of our fiscal year consist of 13 weeks and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.
The consolidated financial data and other financial data presented below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes thereto included elsewhere in this report. Our historical consolidated financial data may not be indicative of our future performance.

	Year ended
(in thousands)	December 26, 2015	December 27, 2014	December 28, 2013

Consolidated Statements of Income Data:
Revenue:
Royalty revenue and franchise fees	$46,688	$38,032	$30,202
Company-owned restaurant sales	31,281	29,417	28,797
Total revenue	77,969	67,449	58,999
Cost and expenses:
Cost of sales	22,219	20,473	22,176
Selling, general and administrative	33,350	26,006	18,913
Depreciation and amortization	2,682	2,904	3,030
Total costs and expenses	58,251	49,383	44,119
Operating income	19,718	18,066	14,880
Interest expense, net	3,477	3,684	2,863
Other expense (income), net	396	84	(6)
Income before income taxes	15,845	14,298	12,023
Income tax expense	5,739	5,312	4,493
Net income	$10,106	$8,986	$7,530

Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$13,047	$14,370	$10,906
Net cash provided by (used in) investing activities	(1,915)	(363)	(2,144)
Net cash provided by (used in) financing activities	(10,165)	(7,457)	(9,842)
Net increase (decrease) in cash and cash equivalents	$967	$6,550	$(1,080)

	Year ended
(in thousands)	December 26, 2015	December 27, 2014	December 28, 2013

Per Share data:
Earnings per share
Basic	$0.37	$0.35	$0.30
Diluted	$0.36	$0.34	$0.29
Weighted average shares outstanding
Basic	27,497	25,846	25,168
Diluted	27,816	26,204	25,648

Selected Other Data (1):
Number of system-wide restaurants open at end of period	845	712	614
Number of domestic company restaurants open at end of period	19	19	24
Number of domestic franchise restaurants open at end of period	767	652	569
Number of international franchise restaurants open at end of period	59	41	21
System-wide sales(2)	$821,248	$678,771	$549,904
Domestic restaurant AUV(3)	$1,126	$1,073	$974
Company-owned domestic AUV(3)	$1,646	$1,504	$1,206
Number of restaurants opened (during period)	142	102	74
Number of restaurants closed (during period)(4)	9	4	6
Company-owned restaurants refranchised (during period)	—	5	—
EBITDA (5)	$22,004	$20,886	$17,916
Adjusted EBITDA(5)	$28,879	$24,378	$19,495
Adjusted EBITDA margin(6)	37.0%	36.1%	33.0%
Same Store Sales Data(7):
System-wide domestic same store sales base (end of period)	667	589	527
System-wide domestic same store sales growth	7.9%	12.5%	9.9%

	As of
(in thousands)	December 26, 2015	December 27, 2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,690	$9,723
Working capital	7,050	276
Total assets	121,142	118,827
Total debt	95,500	93,721
Total shareholders’ deficit	(9,673)	(8,994)

(1)	See the definitions of key performance indicators under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Indicators.”

(2)
The percentage of system-wide sales attributable to company-owned restaurants was 3.8%, 4.3% and 5.2% for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.

(3)	Domestic AUV and company-owned domestic AUV are calculated using the 52-week trailing period.

(4)	During the fiscal year ended December 27, 2014 there was temporary closure of a franchised restaurant that reopened before the end of fiscal 2014.

(5)
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

We define “EBITDA” as net income before interest expense, net, income tax expense, and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for management fees and expense reimbursement, a management agreement termination fee, transaction costs, gains and losses on the disposal of assets, and stock-based compensation expense. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations period over period and would ordinarily add back non-cash expenses such as depreciation and amortization, as well as items that are not part of normal day-to-day operations of our business.
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

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable U.S. GAAP financial performance measure, which is net income:

	Year ended
(in thousands)	December 26, 2015	December 27, 2014	December 28, 2013
Net income	$10,106	$8,986	$7,530
Interest income, net	3,477	3,684	2,863
Income tax expense	5,739	5,312	4,493
Depreciation and amortization	2,682	2,904	3,030
EBITDA	$22,004	$20,886	$17,916
Adjustments:
Management fees (a)	237	449	436
Management agreement termination fee (b)	3,297	—	—
Transaction costs (c)	2,186	2,169	395
Gains and losses on disposal of assets (d)	—	(86)	—
Stock-based compensation expense (e)	1,155	960	748
Adjusted EBITDA	$28,879	$24,378	$19,495

(a)	Includes management fees and other out-of-pocket expenses paid to Roark Capital Management, LLC.

(b)
Represents a one-time fee of $3.3 million that was paid in consideration for the termination of our management agreement with Roark Capital Management during the second quarter of 2015 in connection with our initial public offering. There are no further obligations related to management fees paid to Roark Capital Management.

(c)
Represents costs and expenses related to refinancings of our credit agreement and our initial public offering; all transaction costs are included in SG&A with the exception of $172,000 that is included in Other (income) expense, net.

(d)	Represents non-cash gains and losses resulting from disposal of company-owned restaurants and associated goodwill impairment.

(e)	Includes non-cash, stock-based compensation.

(6)
Adjusted EBITDA margin is defined as the ratio of Adjusted EBITDA to total revenue. We present Adjusted EBITDA margin because it is used by management as a performance measurement of Adjusted EBITDA generated from total revenue.

(7)
We define the domestic same store base to include those domestic restaurants open for at least 52 full weeks. Change in domestic same store sales reflects the change in year-over-year sales for the domestic same store base.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6 - Selected Consolidated Financial Data” and with the audited consolidated financial statements and the related notes included in “Item 8 - Financial Statements and Supplementary Data. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Item 1A - Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
Founded in 1994 in Garland, Texas, we have sold approximately 4 billion wings since our inception. Today, Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of December 26, 2015, we had a total 845 restaurants across 39 states and seven countries in our system. Our restaurant base is 98% franchised, with 826 franchised locations (including 59 international locations) and 19 company-owned restaurants.
 We plan to grow our business by opening new franchised restaurants and increasing our same store sales, while leveraging our franchise model to create shareholder value.

•
Domestic restaurant count has increased 61.1% since the end of 2011, with the pace of restaurant openings increasing each year. We expect to continue to increase the pace of openings and believe our domestic unit potential is approximately 2,500 units.

•
Domestic same store sales have increased for 12 consecutive years beginning in 2004, which includes 4-year cumulative domestic same stores sales growth of 44.1% since 2011. We anticipate further increases in domestic same store sales through improvements in brand awareness, flavor innovation, increases in online ordering and improved advertising media efficiency.

•
We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating shareholder value through strong and consistent free cash flow and capital-efficient growth.

Highlights for Fiscal Year 2015:

On June 17, 2015, we completed our initial public offering of 6,670,000 shares of our common stock at a public offering price of $19.00 per share. In the offering, we sold 2,150,000 shares and certain selling shareholders sold 4,520,000 shares. We received $35.0 million in net proceeds, net of underwriting discounts and commissions, which we used to repay an aggregate amount of $31.4 million of outstanding indebtedness under our senior secured credit facility and to pay an aggregate amount of $3.3 million in connection with the termination of our management agreement with Roark Capital Management. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

Fiscal Year 2015 Financial Performance includes:

•	System-wide restaurant count increased 18.7% to 845 worldwide locations, driven by 133 net unit openings

•	Domestic same store sales increased 7.9% over the prior year

•	Company-owned restaurant same store sales increased 9.4% over the prior year

•	System-wide sales increased 21.0% to $821 million

•	Total revenue increased 15.6% over the prior year to $78.0 million

•	Net income increased 12.5% over the prior year to $10.1 million

•	Total Adjusted EBITDA increased 18.5% over the prior year to $28.9 million
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

	Year Ended
	December 26, 2015	December 27, 2014
Domestic Franchised Activity:
Beginning of period	652	569
Openings	118	82
Closures	(3)	(4)
Refranchised (*)	—	5
Restaurants end of period	767	652

Domestic Company-Owned Activity:
Beginning of period	19	24
Openings	—	—
Closures	—	—
Refranchised (*)	—	(5)
Restaurants end of period	19	19

Total Domestic Restaurants	786	671

International Franchised Activity:
Beginning of period	41	21
Openings	24	20
Closures	(6)	—
Refranchised (*)	—	—
Restaurants end of period	59	41

Total System-wide Restaurants	845	712
* Restaurants sold by us to a franchisee. See footnote 3 in the financial statements.
System-wide sales. System-wide sales represents net sales for all of our company-owned and franchised restaurants. This measure allows management to better assess changes in our royalty revenue, our overall store performance, the health of our brand and the strength of our market position relative to competitors. Our system-wide sales growth is driven by new restaurant openings as well as increases in same store sales.
Average unit volume (AUV). AUV consists of the average annual sales of all restaurants that have been open for a trailing 52-week period or longer. AUV allows management to assess our company-owned and franchised restaurant economics. Our AUV growth is primarily driven by increases in same store sales and is also influenced by opening new restaurants.
Same store sales. Same store sales reflects the change in year-over-year sales for the same store base. We define the same store base to include those restaurants open for at least 52 full weeks. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures. We review same store sales for company-owned restaurants as well as system-wide restaurants. Same store sales growth is driven by increases in transactions and average transaction size. Transaction size increases are driven by price increases or favorable mix shift from either an increase in items purchased or shifts into higher priced items.
Adjusted EBITDA. We define Adjusted EBITDA as net income before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for management fees and expense reimbursement, transaction costs, gains and losses on the disposal of assets, and stock-based compensation expense. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in methods of calculation. For a reconciliation of Adjusted EBITDA to net income and a further discussion of how we utilize this non-GAAP financial measure, see “Selected Historical Consolidated Financial and Other Data.”
The following table sets forth our key performance indicators for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 (in thousands, except unit data):

	Year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Number of system-wide stores at period end	845	712	614
System-wide sales	$821,248	$678,771	$549,904
Domestic restaurant AUV	$1,126	$1,073	$974
System-wide domestic same store sales growth	7.9%	12.5%	9.9%
Company-owned domestic same store sales growth	9.4%	16.0%	7.2%
Total revenue	$77,969	$67,449	$58,999
Net income	$10,106	$8,986	$7,530
Adjusted EBITDA	$28,879	$24,378	$19,495
Key Financial Definitions
Revenue. Our revenue is comprised of the collection of development fees, franchise fees, royalties, other fees associated with franchise and development rights, and sales of wings and other food and beverage products by our company-owned restaurants. The following is a brief description of our components of revenue:
Royalty revenue and franchise fees includes revenue we earn from our franchise business segment in the form of royalties, fees, and vendor contributions and rebates. Royalties consist primarily of fees earned from franchisees equal to a percentage of gross franchise restaurant sales of all restaurants developed under the applicable franchise agreement. The majority of our franchise agreements require our franchise owners to pay us a royalty of 5.0% of their gross sales net of discounts. Development agreements entered into on or after July 1, 2014 require our franchisees to pay us a royalty of 6.0% of their gross sales net of discounts. Franchise fees consist of initial development and franchise fees related to new restaurants, master license fees for international territories, fees to renew or extend franchise agreements and transfer fees. Initial franchise fees are recognized upon the opening of a restaurant and are impacted by the number of new franchise store openings in a specified period. Development and territory fees related to an individual restaurant are recognized upon the opening of each individual restaurant. Royalty revenue and franchise fees also include revenue from vendor contributions and rebates that are attributable to system-wide volume purchases and are received for general marketing and other purposes.
Sales from company-owned restaurants are generated through sales of food and beverage at company-owned restaurants.
Cost of sales. Cost of sales consists of direct food, beverage, paper goods, packaging, labor costs and other restaurant operating costs such as rent, restaurant maintenance costs and property insurance, at our company-owned restaurants. Additionally, a portion of vendor rebates attributable to system-wide volumes purchases are recorded in cost of sales. The components of cost of sales are partially variable in nature and fluctuate with changes in sales volume, product mix, menu pricing and commodity costs.
Selling, general and administrative. SG&A costs consist of wages, benefits, franchise development expenses, other compensation, travel, marketing, accounting fees, legal fees, sponsor management fees and other expenses related to the infrastructure required to support our franchise and company-owned stores. SG&A costs also include voluntary contributions on behalf of the company to the advertising fund that we manage on behalf of all system-wide restaurants.

Depreciation and amortization. Depreciation and amortization includes the depreciation of fixed assets, capitalized leasehold improvements and amortization of intangible assets.
Interest expense. Interest expense includes expenses related to borrowings under our senior secured credit facility and amortization of deferred debt issuance costs.
Income tax expense. Income tax expense includes current and deferred federal tax expenses as well as state and local income taxes.
The Pre-IPO Reorganization
Wingstop Inc. was incorporated in Delaware on March 18, 2015. Until the completion of the merger with Wing Stop Holding Corporation, which occurred on May 28, 2015, Wingstop Inc. was a direct wholly-owned subsidiary of Wing Stop Holding Corporation and had no material assets. As a result of the reorganization, the consolidated financial statements of Wingstop Inc. reflect the assets, liabilities and results of operations of Wing Stop Holding Corporation, but for historical periods, the consolidated financial statements are those of Wing Stop Holding Corporation. Accordingly, the following discussion relates to the consolidated financial and other data of Wing Stop Holding Corporation as of December 27, 2014 and for the fiscal years ended December 27, 2014 and December 28, 2013 and relates to the consolidated financial and other data of Wingstop Inc. as of and for the fiscal year ended December 26, 2015 following the reorganization.
Significant Factors Impacting Historical Financial Results
Refranchised restaurants. In February 2014, we sold five restaurants to an existing franchisee, which had a carrying value of $1.0 million, comprised of $610,000 in net assets and $442,000 in allocated goodwill, for proceeds of $1.1 million, resulting in a gain on disposal of approximately $100,000.
Results of Operations
The following table presents the Consolidated Statement of Operations for the past three fiscal years expressed as a percentage of revenue.

	Fiscal Year
	December 26, 2015	December 27, 2014	December 28, 2013
Revenue:
Royalty revenue and franchise fees	59.9%	56.4%	51.2%
Company-owned restaurant sales	40.1%	43.6%	48.8%
Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (*)	71.0%	69.6%	77.0%
Selling, general and administrative	42.8%	38.6%	32.1%
Depreciation and amortization	3.4%	4.3%	5.1%
Total costs and expenses	74.7%	73.2%	74.8%
Operating income	25.3%	26.8%	25.2%
Interest expense, net	4.5%	5.5%	4.9%
Other (income) expense, net	0.5%	0.1%	—%
Income before income taxes	20.3%	21.2%	20.4%
Income tax expense	7.4%	7.9%	7.6%
Net income	13.0%	13.3%	12.8%

(*) As a percentage of company-owned restaurant sales. Exclusive of depreciation and amortization, shown separately. The percentages reflected have been subject to rounding adjustments. Accordingly, figures expressed as percentages when aggregated may not be the arithmetic aggregation of the percentages that precede them.

Year ended December 26, 2015 compared to year ended December 27, 2014
The following table sets forth information comparing the components of net income in fiscal year 2015 and fiscal year 2014 (in thousands):

	Year ended		Increase / (Decrease)
	December 26, 2015	December 27, 2014	$	%
Revenue:
Royalty revenue and franchise fees	$46,688	$38,032	$8,656	22.8%
Company-owned restaurant sales	31,281	29,417	1,864	6.3%
Total revenue	77,969	67,449	10,520	15.6%
Costs and expenses:
Cost of sales (1)	22,219	20,473	1,746	8.5%
Selling, general and administrative	33,350	26,006	7,344	28.2%
Depreciation and amortization	2,682	2,904	(222)	(7.6)%
Total costs and expenses	58,251	49,383	8,868	18.0%
Operating income	19,718	18,066	1,652	9.1%
Interest expense, net	3,477	3,684	(207)	(5.6)%
Other (income) expense, net	396	84	312	371.4%
Income before income tax expense	15,845	14,298	1,547	10.8%
Income tax expense	5,739	5,312	427	8.0%
Net income	$10,106	$8,986	1,120	12.5%

(1) Exclusive of depreciation and amortization, shown separately.
Total revenue. Total revenue was $78.0 million in fiscal year 2015, an increase of $10.5 million, or 15.6%, compared to $67.4 million in the prior fiscal year.
Royalty revenue and franchise fees. Royalty revenue and franchise fees were $46.7 million in fiscal year 2015, an increase of $8.7 million, or 22.8%, compared to $38.0 million in the prior fiscal year. Royalty revenue increased by $7.2 million primarily due to an increase in the number of franchised stores from 693 in fiscal year 2014 to 826 in fiscal year 2015 and domestic same store sales growth of 7.9%. Franchise fees increased by $1.3 million driven by 142 franchise restaurant openings in 2015 compared to 102 restaurant openings in 2014.
Company-owned restaurant sales. Company-owned restaurant sales were $31.3 million in fiscal year 2015, an increase of $1.9 million, or 6.3%, compared to $29.4 million in the prior fiscal year. The increase is the result of company-owned domestic same store sales growth of 9.4%, which was partially offset by the refranchising of five company-owned restaurants during the first quarter of 2014.
Cost of sales. Cost of sales was $22.2 million in fiscal year 2015, an increase of $1.7 million, or 8.5%, compared to $20.5 million in the prior fiscal year. Cost of sales as a percentage of company-owned restaurant sales was 71.0% in fiscal year 2015 compared to 69.6% in the prior fiscal year.

The table below presents the major components of Cost of sales (in thousands):

	Year ended	As a % of company-owned restaurant sales	Year ended	As a % of company-owned restaurant sales
	December 26, 2015		December 27, 2014
Cost of sales:
Food, beverage and packaging costs	11,504	36.8%	10,327	35.1%
Labor costs	6,493	20.8%	6,637	22.6%
Other restaurant operating expenses	4,956	15.8%	4,688	15.9%
Vendor rebates	(734)	(2.3)%	(1,179)	(4.0)%
Total cost of sales	$22,219	71.0%	$20,473	69.6%

Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 36.8% in fiscal year 2015 compared to 35.1% in the prior fiscal year. The increase is primarily due to a 17.1% increase in commodities rates for bone-in chicken wings compared to the prior fiscal year, which was partially offset by menu pricing and favorable pricing for other commodities.
Labor costs as a percentage of company-owned restaurant sales were 20.8% in fiscal year 2015 compared to 22.6% in the prior fiscal year. The improvement is primarily due to the leveraging of fixed costs due to the company-owned domestic same store sales increase of 9.4% and the refranchising of five restaurants with lower AUVs than the remaining company-owned restaurants.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 15.8% in fiscal year 2015 compared to 15.9% in the prior fiscal year. The improvement is primarily due to the leveraging of fixed costs due to the company-owned domestic same store sales increase of 9.4% and the refranchising of five restaurants with lower AUVs than the remaining company-owned restaurants, which was partially offset by operating costs associated with our new POS system.
Vendor rebates decreased $0.4 million primarily due to a one-time reimbursement received during 2014 related to transition costs from the Company’s change to a new distributor that offset expenses incurred due to the transition.

Selling, general and administrative. SG&A expense was $33.4 million in fiscal year 2015, an increase of $7.3 million, or 28.2%, compared to $26.0 million in the prior fiscal year. The increase in SG&A compared to the prior year is primarily due to a one-time fee paid of $3.3 million in consideration for the termination of our management agreement with Roark Capital Management as well as headcount additions and consulting/professional fees.
Depreciation and amortization. Depreciation and amortization was $2.7 million in fiscal year 2015, a decrease of $0.2 million, or 7.6%, compared to $2.9 million in the prior fiscal year. The refranchising of five restaurants caused a reduction to depreciation, which was slightly offset by an increase in depreciation due to capital expenditures.
Interest expense, net. Interest expense was $3.5 million in fiscal year 2015, a decrease of $0.2 million, or 5.6%, from $3.7 million in the prior fiscal year. The decrease was attributable to a decrease in the applicable interest rate associated with the credit facility as a result of our improved leverage ratio.
Other (income) expense, net. Other (income) expense, net was $0.4 million in fiscal year 2015, an increase of $0.3 million, from $0.1 million in the prior fiscal year. The increase was primarily attributable to expensing $172,000 of previously capitalized financing costs as a result of the $32.0 million prepayment in June 2015, and the change in fair value of interest rate caps.
Income tax expense. Income tax expense was $5.7 million in fiscal year 2015, yielding an effective tax rate of 36.2%, compared to an effective tax rate of 37.2% in prior fiscal year. The reduction in the rate is largely driven by a decrease in the effective state rate, driven by a shift in state apportionment rates and total revenue mix.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (in thousands):

	Year Ended		Increase / (Decrease)
	December 26, 2015	December 27, 2014	$	%
Revenue:
Franchise segment	$46,688	$38,032	8,656	22.8%
Company segment	31,281	29,417	1,864	6.3%
Total segment revenue	$77,969	$67,449	$10,520	15.6%

Segment Profit:
Franchise segment	$19,701	$15,213	4,488	29.5%
Company segment	5,737	5,471	266	4.9%
Total segment profit	$25,438	$20,684	$4,754	23.0%

Franchise segment. Franchise segment revenue was $46.7 million in fiscal year 2015, an increase of $8.7 million, or 22.8%, from $38.0 million in the prior fiscal year. The increase was due to 142 franchise restaurant openings and domestic same store sales growth of 7.9%.

Franchise segment profit was $19.7 million in fiscal year 2015, an increase of $4.5 million, or 29.5%, from $15.2 million in the prior fiscal year due to the growth in revenue offset by increases in SG&A.

Company Segment. Company-owned restaurant sales were $31.3 million in fiscal year 2015, an increase of $1.9 million, or 6.3%, compared to $29.4 million in the prior fiscal year. The increase is the result of company-owned domestic same store sales growth of 9.4%, which was partially offset by the refranchising of five corporate restaurants during the first quarter of 2014.

Company segment profit was $5.7 million in fiscal year 2015, an increase of $0.3 million, or 4.9%, compared to $5.5 million in the prior fiscal year. The increase was primarily due to the leveraging of fixed costs due to the company-owned comparable same store sales increase of 9.4%, offset by a 17.1% increase in commodities rates for bone-in chicken wings.

Year ended December 27, 2014 compared to year ended December 28, 2013
The following table sets forth information comparing the components of net income in fiscal year 2014 and fiscal year 2013 (in thousands).

	Year ended		Increase / (Decrease)
	December 27, 2014	December 28, 2013	$	%

Revenue:
Royalty revenue and franchise fees	$38,032	$30,202	$7,830	25.9%
Company-owned restaurant sales	29,417	28,797	620	2.2%
Total revenue	67,449	58,999	8,450	14.3%
Costs and expenses:
Cost of sales (1)	20,473	22,176	(1,703)	(7.7)%
Selling, general and administrative	26,006	18,913	7,093	37.5%
Depreciation and amortization	2,904	3,030	(126)	(4.2)%
Total costs and expenses	49,383	44,119	5,264	11.9%
Operating income	18,066	14,880	3,186	21.4%
Interest expense, net	3,684	2,863	821	28.7%
Other (income) expense, net	84	(6)	90	NM(2)
Income before income tax expense	14,298	12,023	2,275	18.9%
Income tax expense	5,312	4,493	819	18.2%
Net income	$8,986	$7,530	1,456	19.3%

(1) Exclusive of depreciation and amortization, shown separately.
(2) Not meaningful.
Total revenue. Total revenue was $67.4 million in fiscal year 2014, an increase of $8.5 million, or 14.3%, compared to $59.0 million in the prior fiscal year.
Royalty revenue and franchise fees. Royalty revenue and franchise fees were $38.0 million in fiscal year 2014, an increase of $7.8 million, or 25.9%, compared to $30.2 million in the prior fiscal year. Royalty revenue increased by $6.3 million primarily due to an increase in the number of franchised stores from 590 in fiscal year 2013 to 693 in fiscal year 2014 and domestic same store sales growth of 12.5%. Franchise fees increased by $0.8 million driven by 102 franchise restaurant openings in 2014 compared to 74 restaurant openings in 2013.
Company-owned restaurant sales. Company-owned restaurant sales were $29.4 million in fiscal year 2014, an increase of $0.6 million, or 2.2%, compared to $28.8 million in the prior fiscal year. The increase is the result of company-owned domestic same store sales growth of 16.0%. Same store sales increases of $4.0 million were partially offset by the refranchising of five corporate restaurants during the first quarter of 2014.
Cost of sales. Cost of sales was $20.5 million in fiscal year 2014, a decrease of $1.7 million, or 7.7%, compared to $22.2 million in the prior fiscal year. Cost of sales as a percentage of company-owned restaurant sales was 69.6% in fiscal year 2014 compared to 77.0% in the prior fiscal year.

The table below presents the major components of cost of sales (in thousands):

	Year ended	As a % of company-owned restaurant sales	Year ended	As a % of company-owned restaurant sales
	December 27, 2014		December 28, 2013
Cost of sales:
Food, beverage and packaging costs	10,327	35.1%	11,147	38.7%
Labor costs	6,637	22.6%	6,800	23.6%
Other restaurant operating expenses	4,688	15.9%	4,972	17.3%
Vendor rebates	(1,179)	(4.0)%	(743)	(2.6)%
Total cost of sales	$20,473	69.6%	$22,176	77.0%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 35.1% in fiscal year 2014 compared to 38.7% in the prior fiscal year. The improvement is primarily due to a 15.2% reduction in commodities rates for bone-in chicken wings compared to the prior fiscal year.
Labor costs as a percentage of company-owned restaurant sales were 22.6% in fiscal year 2014 compared to 23.6% in the prior fiscal year. The improvement is primarily due to the leveraging of fixed costs due to the company-owned domestic same store sales increase of 16.0% and the refranchising of five restaurants with lower AUV than the remaining company stores.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 15.9% in fiscal year 2014 compared to 17.3% in the prior fiscal year. The improvement is primarily due to the leveraging of fixed costs due to the company-owned domestic same store sales increase of 16.0% and the refranchising of five restaurants with lower AUV than the remaining company stores.
Vendor rebates increased $0.4 million primarily due to a one-time reimbursement of transition costs in 2014 from the Company’s change to a new distributor that offset expenses incurred in 2013 due to the transition.

Selling, general and administrative. SG&A expense was $26.0 million in fiscal year 2014, an increase of $7.1 million, or 37.5%, compared to $18.9 million in the prior fiscal year. The increase in SG&A is primarily due to headcount additions, consulting / professional fees, and $2.2 million of additional costs associated with our preparation to become a public company.
Depreciation and amortization. Depreciation and amortization was $2.9 million in fiscal year 2014, a decrease of $0.1 million, or 4.2%, compared to $3.0 million in the prior fiscal year. The refranchising of five restaurants caused a reduction in depreciation of $0.3 million which was mostly offset by additional capital expenditures.
Interest expense, net. Interest expense was $3.7 million in fiscal year 2014, an increase of $0.8 million, or 28.7%, from $2.9 million in the prior fiscal year. The increase was primarily due to the increased principal amount of indebtedness incurred under our senior secured credit facility in connection with an amendment and restatement of the facility completed in the fourth quarter of 2013.
Income tax expense. Income tax expense was $5.3 million in fiscal year 2014, yielding an effective tax rate of 37.2%, compared to an effective tax rate of 37.4% in the prior fiscal year. The effective tax rate in 2014 is comparable to 2013.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (in thousands):

	Year Ended		Increase / (Decrease)
	December 27, 2014	December 28, 2013	$	%
Revenue:
Franchise segment	$38,032	$30,202	$7,830	25.9%
Company segment	29,417	28,797	620	2.2%
Total segment revenue	$67,449	$58,999	$8,450	14.3%

Segment Profit:
Franchise segment	$15,213	$13,106	$2,107	16.1%
Company segment	5,471	2,605	2,866	110.0%
Total segment profit	$20,684	$15,711	$4,973	31.7%

Franchise segment. Franchise segment revenue was $38.0 million in fiscal year 2014, an increase of $7.8 million, or 25.9%, from $30.2 million in the prior fiscal year. The increase was due to 102 franchise restaurant openings, domestic same store sales growth of 12.5%.

Franchise segment profit was $15.2 million in fiscal year 2014, an increase of $2.1 million, or 16.1%, from $13.1 million in the prior fiscal year due to the growth in revenue offset by increases in SG&A.

Company Segment. Company-owned restaurant sales were $29.4 million in fiscal year 2014, an increase of $0.6 million, or 2.2%, compared to $28.8 million in the prior fiscal year. The increase is the result of company-owned domestic same store sales growth of 16.0%. Same store sales increases of $4.0 million were partially offset by the refranchising of five corporate restaurants during the first quarter of 2014.

Company segment profit was $5.5 million in fiscal year 2014, an increase of $2.9 million, or 110.0%, compared to $2.6 million in the prior fiscal year. The improvement is due to an increase in sales, a 15.2% reduction in commodities rates for bone-in chicken wings and leveraging of fixed costs due to the company-owned comparable same store sales increase of 16.0%.
Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and proceeds from the incurrence of debt. Our primary requirements for liquidity and capital are working capital and general corporate needs. Historically, we have operated with minimal positive working capital or negative working capital. We believe that our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy.
The following table shows summary cash flows information for the fiscal years 2015, 2014 and 2013 (in thousands):

	Year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Net cash provided by (used in):
Operating activities	13,047	14,370	10,906
Investing activities	(1,915)	(363)	(2,144)
Financing activities	(10,165)	(7,457)	(9,842)
Net change in cash and cash equivalents	$967	$6,550	$(1,080)
Operating activities. Our cash flows from operating activities are driven by sales at both franchise restaurants and company-owned restaurants, as well as franchise and development fees. We collect franchise royalties from our franchise owners on a weekly basis. Restaurant-level operating costs at our company-owned restaurants, unearned franchise and development fees and corporate overhead costs also impact our cash flows from operating activities.

Net cash provided by operating activities was $13.0 million in fiscal year 2015, a decrease of $1.3 million, from $14.4 million in fiscal year 2014 primarily due to increased net income over the prior year, and the timing of changes in working capital; specifically, the timing of cash collected related to deferred revenue from franchise and development agreements and restaurant openings.
Net cash provided by operating activities was $14.4 million in fiscal year 2014, an increase of $3.5 million, from $10.9 million in fiscal year 2013 primarily due to increased net income over the prior year, the timing of changes in working capital; specifically, the timing of cash collected related to deferred revenue from franchise and development agreements and restaurant openings. We also paid a $5.0 million earn-out payment in fiscal year 2013, with a portion included within operating activities, as a result of hitting the performance objectives associated with the 2010 acquisition of the company.
Investing activities. Our net cash used in investing activities was $1.9 million in fiscal year 2015, an increase of $1.6 million, from $0.4 million in fiscal year 2014. The increase in the use of cash was due to an increase in capital expenditures over the comparable period and the proceeds of $1.1 million from the refranchising of five corporate restaurants during the first fiscal quarter of 2014.
Net cash used in investing activities was $0.4 million in fiscal year 2014, a decrease of $1.7 million, from $2.1 million in fiscal year 2013. The decrease in the use of cash was due to the proceeds of $1.1 million from the refranchising of five corporate restaurants in 2014 as well as a decrease in capital expenditures.
Financing activities. Our net cash used in financing activities was $10.2 million in fiscal year 2015, an increase of $2.7 million, from $7.5 million in fiscal year 2014. The increase was due to a dividend payout of $48.0 million to stockholders which was partially offset by $34.7 million in net proceeds from the sale of common stock in our IPO. No dividends were paid during the comparable period in 2014. Additionally, cash proceeds from net borrowings were $1.8 million in 2015, compared to net principal payments of $8.8 million in the prior fiscal year.
 Our net cash used in financing activities was $7.5 million in fiscal year 2014, a decrease of $2.3 million, from $9.8 million in fiscal year 2013. The decrease was primarily due to a dividend payout in 2013 in the amount of $38.5 million to stockholders which was partially offset by $33.2 million in net proceeds from a debt refinancing. No dividends were paid during 2014. This increase was offset by a higher principal payment in 2014 vs. 2013 including a voluntary payment of $5.0 million and the timing of the earn-out payment which occurred in fiscal year 2013.
Senior secured credit facility. In March 2015, we amended and restated the senior secured credit facility. In connection with the amended and restated facility, the facility size was increased to $137.5 million and is comprised of a $132.5 million term loan and a $5.0 million revolving credit facility. The previous facility included a term loan of $102.5 million and a revolver of $5.0 million. We used a portion of the proceeds from the amended and restated facility and cash on hand to pay a dividend of $48.0 million to our stockholders. Borrowings under the facility bear interest, payable quarterly, at the base rate plus a margin (1.50% to 2.25%, dependent on our reported leverage ratio) or LIBOR plus a margin (2.50% to 3.25%, dependent on our reported leverage ratio), at the Company’s option. The second amended and restated facility also extended the maturity date of the senior secured credit facility from December 2018 to March 2020. Subject to certain conditions, the Company has the ability to increase the second senior secured credit facility by up to an additional $30.0 million.
On June 11, 2015, we completed an IPO. After underwriter discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $35 million. A portion of these proceeds were used to prepay $32.0 million of the outstanding balance under our second amended and restated credit facility. We made an additional prepayment of $5.0 million in the third quarter. As a result of these payments, we have no scheduled principal payments due under our senior secured credit facility until September of 2019. At such time, principal installments ranging from $2.8 million to $3.3 million are due quarterly with all unpaid amounts due at maturity in March 2020.
The senior secured credit facility is secured by substantially all of our assets and requires compliance with certain financial and non-financial covenants, including fixed charge coverage and leverage. We were in compliance with these covenants as of December 26, 2015. Failure to comply with these covenants in the future could cause an acceleration of outstanding amounts under the term loan and restrict us from borrowing under the revolving credit facility to fund our liquidity requirements.

Contractual Obligations
The following table sets forth our contractual obligations and commercial commitments as of December 26, 2015 (in thousands):

	Payments due by period
	Fiscal year 2016	Fiscal years 2017-2018	Fiscal years 2019-2020	Thereafter
Senior credit facility	$—	$—	$95,500	$—
Operating leases (a)	1,521	2,852	2,082	4,166
Interest payments	3,706	5,258	4,447	—
Total	$5,227	$8,110	$102,029	$4,166
(a) Includes base lease terms and certain optional renewal periods that are included in the lease term in accordance with accounting guidance related to leases.
Indemnifications. We are parties to certain indemnifications to third parties in the ordinary course of business. The probability of incurring an actual liability under such indemnifications is sufficiently remote so that no liability has been recorded.
Off-Balance Sheet Arrangements
At December 26, 2015, we did not have any off-balance sheet arrangements, except for leases.
Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting policies and estimates are identified and described in Note 1 to our consolidated financial statements.
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
We have chosen to rely upon certain exemptions are not required to, among other things, (i) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 7A. Quantitative and Qualitative Disclosures of Market Risks
Impact of Inflation. The primary inflationary factors affecting our and our franchisees’ operations are food and beverage costs, labor costs, energy costs and the costs and materials used in the construction of new restaurants. Our restaurant operations are subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our and our franchisees’ restaurant personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our and our franchisees’ labor costs. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. Substantial increases in costs and expenses could impact our operating results to the extent such increases cannot be passed through to our customers. Historically, inflation has not had a material effect on our results of operations. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for bone-in chicken wings so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 28.9% and 25.0% of our company-owned restaurant costs of sales in fiscal years 2015 and 2014, respectively, with an annual average price per pound of $1.81 and $1.55, respectively. A hypothetical 10.0% increase in the bone-in chicken wing costs in fiscal year 2015 would have increased costs of sales by approximately $0.6 million during the year. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing agreements with our suppliers, these agreements cover our physical commodity needs, are not net-settled, and are accounted for as normal purchases.
Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under our senior secured credit facility, which bear interest at variable rates. At December 26, 2015, we had $95.5 million outstanding under our credit facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. A hypothetical 1.0% percentage point increase or decrease in the interest rate associated with our credit facilities would have resulted in a $1.0 million impact on interest expense for the year ended December 26, 2015. In March 2014, the Company entered into an interest rate cap agreement for a notional amount of $24.4 million to minimize the variability of its cash flows related to a portion of its floating rate indebtedness. The interest rate cap agreement caps LIBOR at 2.50% from March 2014 through December 2016 with respect to the $24.4 million notional amount of such agreements. On December 31, 2014 the notional amount increased by $24.3 million to $48.7 million. In June 2015, the Company entered into an additional interest rate cap agreement for a notional amount of $18.2 million, which results in a combined amount of $66.9 million. The June 2015 interest rate cap agreement caps LIBOR at 2.50% from June 2015 through March 2018 with respect to the $18.2 million notional amount of such agreements.
Item 8. Financial Statements and Supplementary Data
Information with respect to this Item is set forth beginning on page F-1. See “Item 15 - Exhibits and Financial Schedule” below.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 26, 2015, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 26, 2015 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Previously Reported Material Weakness
For the fiscal year ended December 27, 2014, it was concluded that a material weakness existed in our internal controls over financial reporting. This weakness related to a lack of sufficient information technology controls.
As of December 26, 2015, the Company had completed a number of remediation steps to address the material weaknesses in internal control described above. Specifically, the following were implemented:

•
We have created and implemented information technology policies and procedures to govern information security, new and terminated user administration, privileged access, periodic user access reviews, change control and computer operations.

•	We have implemented access management controls, programmatic change controls, computer operations controls and system development life cycle controls.

Although the Company has designed and implemented certain new internal controls in an effort to remediate the material weaknesses, management continues to conclude that the material weakness in internal control related to a lack of sufficient information technology controls was not remediated as of December 26, 2015. Management believes that significant improvements to the processes and controls have been achieved during 2015, but these efforts were not sufficiently mature to remediate the material weakness at the end of fiscal year 2015. The Company continues to take the necessary steps to remediate the material weakness in information technology before its first required report of management’s assessment of internal controls over financial reporting.
Changes in Internal Control over Financial Reporting
There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Item 9B. Other Information
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, executive officers, audit committee and our audit committee financial expert required by this Item 10 will be included in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information regarding executive compensation required by this Item 11 will be included in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12 will be included in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence required by this Item 13 will be included in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Ernst & Young LLP. Information regarding principal accountant fees and services required by this Item 14 will be included in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)Financial Statements
Refer to Index to Financial Statements appearing on page F-1.
(b)Financial Statement Schedules
No financial statement schedules are provided because the information called for is not required or is shown in the financial statements or the notes thereto.
(c)Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the dates indicated below.

Wingstop Inc.

Name	Title	Date
/s/ Charles R. Morrison		March 4, 2016
Charles R. Morrison	President and Chief Executive Officer (Principal Executive Officer)
/s/ Michael F. Mravle		March 4, 2016
Michael F. Mravle	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Neal K. Aronson		March 4, 2016
Neal K. Aronson	Director, Chairman of the Board
/s/ Sidney J. Feltenstein		March 4, 2016
Sidney J. Feltenstein	Director
/s/ Michael J. Hislop		March 4, 2016
Michael J. Hislop	Director
/s/ Erik O. Morris		March 4, 2016
Erik O. Morris	Director
/s/ Lawrence P. Malloy		March 4, 2016
Lawrence P. Malloy	Director
/s/ Steven M. Romaniello		March 4, 2016
Steven M. Romaniello	Director

Index to exhibits

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Wingstop Inc. filed as exhibit 3.1 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

3.2
Amended and Restated Bylaws of Wingstop Inc. filed as exhibit 3.2 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

4.1
Form of Stock Certificate for Common Stock filed as exhibit 4.1 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.1
Form of Shareholder Agreement by and among Wingstop Holdings, Inc., RC II WS LLC and the other shareholders party thereto (Form 1) filed as exhibit 10.1 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.2
Form of Shareholder Agreement by and among Wingstop Holdings, Inc., RC II WS LLC and the other shareholders party thereto (Form 2) filed as exhibit 10.2 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.3
Shareholder Agreement, dated April, 9, 2010, by and among Wingstop Holdings, Inc., RC II WS LLC and Gleacher Mezzanine Fund II, L.P. filed as exhibit 10.3 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.4
Form of Registration Rights Agreement by and between Wingstop Inc., RC II WS LLC and certain other stockholders party thereto filed as exhibit 10.4 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.5†
Amended and Restated Management Advisory and Consulting Services Agreement, dated December 15, 2011, by and between Wing Stop Holding Corporation and Roark Capital Management, LLC filed as exhibit 10.5 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.6
Second Amended and Restated Credit Agreement, dated March 18, 2015, by and among Wing Stop Holding Corporation, as Borrower, the subsidiaries of Wing Stop Holding Corporation, as Guarantors, the several lenders from time to time parties thereto, Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender, and Regions Bank, as Co-Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith as Co-Syndication Agent et al. filed as exhibit 10.6 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.7†
Wing Stop Holding Corporation 2010 Stock Option Plan filed as exhibit 10.7 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.8†
Form of Option Award Agreement for Wing Stop Holding Corporation 2010 Stock Option Plan (Form 1) filed as exhibit 10.7 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.9†
Form of Option Award Agreement for Wing Stop Holding Corporation 2010 Stock Option Plan (Form 2) filed as exhibit 10.9 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.10†
Form of Option Award Agreement for Wing Stop Holding Corporation 2010 Stock Option Plan (Form 3) filed as exhibit 10.10 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.11†
Form of Option Award Agreement for Wing Stop Holding Corporation 2010 Stock Option Plan (Form 4) filed as exhibit 10.11 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.12†
Employment Agreement, dated June 25, 2012, by and between Wingstop Restaurants Inc. and Charles Morrison filed as exhibit 10.12 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.13†
Employment Agreement, dated September 22, 2014, by and between Wingstop Restaurants Inc. and Michael F. Mravle filed as exhibit 10.13 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.14*†	Employment Agreement, dated May 29, 2015, by and between Wingstop Restaurants Inc. and Larry D. Kruguer
10.15†
Form of Change in Control Bonus Award Agreement filed as exhibit 10.15 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.16†	Form of Indemnification Agreement filed as exhibit 10.16 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.17†
Form of Indemnification Agreement (RC II WS LLC affiliated directors) filed as exhibit 10.17 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.18†
Wingstop Inc. 2015 Omnibus Incentive Compensation Plan filed as exhibit 10.18 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.19
Form of Stock Transfer Restriction Agreement by and among Wing Stop Holding Corporation, Wingstop Inc., RC II WS LLC and certain stockholders party thereto filed as exhibit 10.11 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.20†
Amendment One to Wingstop Inc. 2015 Omnibus Incentive Compensation Plan filed as exhibit 10.1 to the Form 10-Q of the Company for the quarter ended June 27, 2015 on August 7, 2015 and incorporated herein by reference

10.21†
Form of Option Award Agreement for Wingstop Inc. 2015 Omnibus Incentive Compensation Plan filed as exhibit 10.1 to the Form 10-Q of the Company for the quarter ended June 27, 2015 on August 7, 2015 and incorporated herein by reference

21.1	List of subsidiaries of Wingstop Inc.
23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
† Indicates management agreement

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Wingstop Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Wingstop Inc. and Subsidiaries as of December 26, 2015 and December 27, 2014, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three fiscal years in the period ended December 26, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wingstop Inc. and Subsidiaries at December 26, 2015 and December 27, 2014, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 2015, in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
Dallas, Texas
March 4, 2016

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value data)

	Year ended
	December 26, 2015	December 27, 2014

Assets
Current assets
Cash and cash equivalents	$10,690	$9,723
Accounts receivable, net	3,404	2,380
Prepaid expenses and other current assets	1,752	1,439
Advertising fund assets, restricted	3,774	3,170
Total current assets	19,620	16,712
Property and equipment, net	4,593	3,622
Goodwill	45,128	45,128
Trademarks	32,700	32,700
Customer relationships, net	18,296	19,668
Other non-current assets	805	997
Total assets	$121,142	$118,827
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$1,360	$1,502
Other current liabilities	7,436	6,895
Current portion of debt	—	4,869
Advertising fund liabilities, restricted	3,774	3,170
Total current liabilities	12,570	16,436
Long-term debt, net of current	95,500	88,852
Deferred revenues, net of current	7,623	7,159
Deferred income tax liabilities, net	13,018	13,842
Other non-current liabilities	2,104	1,532
Total liabilities	130,815	127,821
Commitments and contingencies (see note 12)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,581,182 and 26,101,755 shares issued and outstanding as of December 26, 2015 and December 27, 2014, respectively	286	261
Additional paid-in-capital	36,870	2,313
Accumulated deficit	(46,829)	(11,568)
Total stockholders' deficit	(9,673)	(8,994)
Total liabilities and stockholders' deficit	$121,142	$118,827

See accompanying notes to consolidated financial statements

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands)

	Year ended
	December 26, 2015	December 27, 2014	December 28, 2013

Revenue:
Royalty revenue and franchise fees	$46,688	$38,032	$30,202
Company-owned restaurant sales	31,281	29,417	28,797
Total revenue	77,969	67,449	58,999
Costs and expenses:
Cost of sales (1)	22,219	20,473	22,176
Selling, general and administrative	33,350	26,006	18,913
Depreciation and amortization	2,682	2,904	3,030
Total costs and expenses	58,251	49,383	44,119
Operating income	19,718	18,066	14,880
Interest expense, net	3,477	3,684	2,863
Other (income) expense, net	396	84	(6)
Income before income tax expense	15,845	14,298	12,023
Income tax expense	5,739	5,312	4,493
Net income	$10,106	$8,986	$7,530

Earnings per share
Basic	$0.37	$0.35	$0.30
Diluted	$0.36	$0.34	$0.29

Weighted average shares outstanding
Basic	27,497	25,846	25,168
Diluted	27,816	26,204	25,648

Dividends per share	$1.83	$—	$1.50

(1) exclusive of depreciation and amortization, shown separately
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
(amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Balance at December 29, 2012	25,018,886	250	8,544	109	8,903
Net income	—	—	—	7,530	7,530
Exercise of stock options	588,416	6	504	—	510
Stock-based compensation expense	—	—	748	—	748
Excess tax benefit of stock-based compensation	—	—	575	—	575
Dividends paid	—	—	(10,335)	(28,193)	(38,528)
Balance at December 28, 2013	25,607,302	256	36	(20,554)	(20,262)
Net income	—	—	—	8,986	8,986
Exercise of stock options	494,453	5	568	—	573
Stock-based compensation expense	—	—	960	—	960
Excess tax benefit of stock-based compensation	—	—	749	—	749
Balance at December 27, 2014	26,101,755	261	2,313	(11,568)	(8,994)
Net income	—	—	—	10,106	10,106
Issuance of common stock in connection with the IPO, net of transaction expenses	2,150,000	21	34,967	—	34,988
Exercise of stock options	329,427	4	474	—	478
Stock-based compensation expense	—	—	1,155	—	1,155
Excess tax benefit of stock-based compensation	—	—	593	—	593
Dividends paid	—	—	(2,632)	(45,367)	(47,999)
Balance at December 26, 2015	28,581,182	$286	$36,870	$(46,829)	$(9,673)

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)

	Fiscal Year
	December 26, 2015	December 27, 2014	December 28, 2013

Operating activities
Net income	$10,106	$8,986	$7,530
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,682	2,904	3,030
Excess tax benefit of stock-based compensation	(813)	(749)	(575)
Deferred income taxes	(1,046)	(1,530)	(917)
Stock-based compensation expense	1,155	960	748
(Gain)/Loss on disposal of property and equipment	20	(95)	4
Amortization of debt issuance costs	330	185	245
Changes in operating assets and liabilities:
Accounts receivable	(1,004)	(616)	(152)
Prepaid expenses and other assets	(216)	(806)	65
Accounts payable and other current liabilities	1,169	2,681	1,483
Other current liabilities attributable to earn-out	—	—	(2,500)
Deferred revenue	450	2,128	1,243
Other non-current liabilities (attributable to deferred rent and lease incentives)	214	322	702
Cash provided by operating activities	13,047	14,370	10,906

Investing activities
Purchases of property and equipment	(1,915)	(1,510)	(2,146)
Proceeds from sales of assets	—	1,147	2
Cash used in investing activities	(1,915)	(363)	(2,144)

Financing activities
Proceeds from issuance of common stock, net of expenses	34,988	—	—
Proceeds from exercise of stock options	478	573	510
Borrowings of long-term debt	40,000	—	33,200
Principal payments on long-term debt	(38,218)	(8,779)	(2,700)
Payment of deferred financing costs	(227)	—	(399)
Excess tax benefit of stock-based compensation	813	749	575
Earn-out payment from 2010 acquisition	—	—	(2,500)
Dividends paid	(47,999)	—	(38,528)
Cash used in financing activities	(10,165)	(7,457)	(9,842)

Net change in cash and cash equivalents	967	6,550	(1,080)
Cash and cash equivalents at beginning of period	9,723	3,173	4,253
Cash and cash equivalents at end of period	$10,690	$9,723	$3,173

Supplemental information:
Cash paid for interest	$3,409	$3,406	$2,476
Cash paid for taxes	$5,362	$6,158	$4,658
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)    Basis of Presentation and Summary of Significant Accounting Policies
Overview
Wingstop Inc. was incorporated in Delaware on March 18, 2015 (“Wingstop” or the “Company”). Wing Stop Holding Corporation was merged with and into Wingstop Inc. pursuant to the reorganization that occurred on May 18, 2015 as described below. Wing Stop Holding Corporation was originally formed on March 16, 2010 to purchase 100% of the equity interests of Wingstop Holdings, Inc. (“WHI”). WHI owns 100% of the common stock of Wingstop Restaurants Inc. (“WRI”). Wingstop, through its primary operating subsidiary, WRI, collectively referred to as the “Company”, is in the business of franchising and operating Wingstop restaurants. As of December 26, 2015, 767 franchised restaurants were in operation domestically and 59 international franchised restaurants were in operation across six countries. As of December 26, 2015, WRI owned and operated 19 restaurants.
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
Summary of Significant Accounting Policies
(a)    Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Wingstop Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
(b)    Fiscal Year End
The Company uses a 52/53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2015, 2014 and 2013 each consisted of 52 weeks.
(c)    Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions, primarily related to long-lived asset (valuation), indefinite and finite lived intangible asset valuation, income taxes, leases, stock-based compensation, contingencies and common stock equity valuations. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could differ from those estimates.
(d)    Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is the same as net income for all periods presented. Therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.
(e)    Cash and Cash Equivalents
Cash and cash equivalents are comprised of credit card receivables and all highly liquid investments with an initial maturity of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits; however, the Company has not experienced any losses in these accounts. The Company believes it is not exposed to any significant credit risk.
(f)    Derivatives
The Company has entered into derivative financial instruments, specifically interest rate cap agreements, to minimize the variability of our cash flows related to a portion of our floating rate indebtedness. The Company has not applied hedge accounting to these

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

derivative instruments. The derivative financial instruments are recorded at estimated fair value at each balance sheet date and included in other non-current assets on our Consolidated Balance Sheets; and the gains or losses resulting from changes in the fair value of the interest rate cap derivatives are recognized in current earnings as a component of Other (income) expense, net, on the Consolidated Statements of Operations.
(g)    Accounts Receivable
Accounts receivable, net of allowance for doubtful accounts, consists primarily of accrued royalty fee receivables, collected weekly in arrears, and vendor rebates. Management determines the allowance for doubtful accounts based on historical losses and current economic conditions. On a continuing basis, management analyzes delinquent receivables, which are charged off against the existing allowance account when determined to be uncollectible.
(h)    Inventories
Inventories, which consist of food and beverage products, paper goods and supplies, are valued at the lower of cost (first-in, first-out) or market.
(i)    Property and Equipment
Property and equipment is recorded at cost less accumulated depreciation. Property and equipment is depreciated based on the straight-line method over the following estimated useful lives:

Property and Equipment	Estimated Useful Lives
Leasehold improvements	Lesser of the expected lease term or useful life
Equipment, furniture and fixtures	3 to 7 years
At the time property and equipment are retired, the asset and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in earnings. The Company expenses repair and maintenance costs that maintain the appearance and functionality of the restaurant but do not extend the useful life of any restaurant asset. Improvements to leased properties are depreciated over the shorter of their useful life or the lease term, which includes a fixed, non-cancelable lease term plus any reasonably assured renewal periods.
(j)    Impairment or Disposal of Long-Lived Assets
Property and equipment and finite-life intangible assets are reviewed for impairment periodically and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment and finite-lived intangible assets is performed at the component level, which is generally an individual restaurant and requires judgment and an estimate of future restaurant generated cash flows. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections. The actual results may vary significantly from the estimates.
(k)    Goodwill and Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of goodwill and trademarks, which are not subject to amortization. On an annual basis (October 1st of the fiscal year) and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, the Company reviews the recoverability of goodwill and indefinite-lived intangible assets.
The impairment test for goodwill involves comparing the fair value of the reporting units to their carrying amounts. We estimate fair value based on a combination of a guideline public companies market approach and discounted cash flow techniques using a risk adjusted discount rate that is commensurate with the risk inherent in our current business model. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure a goodwill impairment loss, if any. This step requires an estimation of fair value of all assets and liabilities of the reporting unit and then compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. No indications of impairment were identified during fiscal years 2015, 2014 or 2013.
The impairment test for trademarks involves comparing fair value of the trade name, as determined through a discounted cash flow approach, to its carrying value.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Impairment indicators that may necessitate goodwill impairment testing in between the Company’s annual impairment tests include, but are not limited to the following:

•	A significant adverse change in legal factors or in the business climate;

•	An adverse action or assessment by a regulator;

•	Unanticipated competition;

•	A loss of key personnel;

•	A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; and

•	The testing for recoverability of a significant asset group within a reporting unit.
Impairment indicators that may necessitate indefinite-lived intangible asset impairment testing in between the Company’s annual impairment tests are consistent with those of its long-lived assets.
Sales declines at Wingstop restaurants, commodity or labor costs, deterioration in overall economic conditions and challenges in the restaurant industry may result in future impairment charges. It is possible that changes in circumstances or changes in management’s judgments, assumptions and estimates could result in an impairment charge of a portion or all of its goodwill or other intangible assets.
(l)    Revenue Recognition
Revenues consist of sales from franchise and development fees, international territory fees, franchise royalties and company-owned stores. Franchise fees are recognized as revenue when all material services or conditions relating to the store have been substantially performed or satisfied by WRI, which is typically when a franchised store begins operations. Development fees for the right to develop a store are recognized as revenue when all material services or conditions relating to the sale have been substantially performed, which is typically when the franchised store begins operations. International territory fees and development fees determined based on the number of stores to open in an area are deferred and recognized as revenue on a pro rata basis at the same time the individual franchise fee is recognized, typically when individual stores are opened. Franchise fee, development fee and international territory fee payments received by WRI before the restaurant opens are recorded as deferred revenue in the Consolidated Balance Sheets.
Continuing royalties, which are a percentage of net sales of the franchisee, are recognized as revenue when earned. The Company records food and beverage revenues from company-owned stores upon sale to the customer. The Company collects and remits sales, food and beverage, alcoholic beverage and hospitality taxes on transactions with customers and reports such amounts under the net method in its Consolidated Statements of Operations. Accordingly, these taxes are not included in gross revenue.
(m)    Consideration from Vendors
The Company has entered into food and beverage supply agreements with certain major vendors. Pursuant to the terms of these arrangements, rebates are provided to the Company from the vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants. Additionally, the Company receives certain incentives from vendors to sponsor its annual franchisee convention. These incentives are recognized as earned throughout the year and are classified as a reduction in Cost of sales with any consideration received in excess of the total expense of the vendor’s products included within Royalty revenue and franchise fees within the Consolidated Statements of Operations. The incentives recognized were approximately $4.8 million, $4.7 million and $3.4 million, during fiscal years 2015, 2014 and 2013, respectively.
(n)    Advertising Expenses
WRI administers the Wingstop Restaurants Advertising Fund (“Ad Fund”), for which WRI collects a percentage, generally 2%, of gross sales from Wingstop restaurant franchisees and WRI-owned restaurants, to be used for various forms of advertising for the Wingstop brand. In some international markets, franchisees manage their own advertising expenditures, which are not included in the advertising fund.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Effective in June 2015, WRI changed its calculation of the marketing administrative costs incurred by WRI on behalf of the Ad Fund, which has lowered the marketing administrative costs to replace its discretionary contributions to the Ad Fund. The net result of these changes in the cash flows between WRI and the Ad Fund will have minimal impact of the Company’s operating costs and no impact to the funds available to the Ad Fund. This change will also not impact historical trends of the Company’s net marketing costs. WRI made discretionary contributions to the advertising fund for the purpose of supplementing national and regional advertising in certain markets of $0.9 million, $1.5 million, and $1.4 million for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013, respectively, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Company operated restaurants incurred advertising expense in fiscal years 2015, 2014 and 2013 of $1.4 million, $1.2 million, and $1.2 million respectively, which are included in cost of sales in the Consolidated Statements of Operations and include the company-operated restaurants’ advertising fund contributions that are equal to 2% of gross sales for each respective year.
In addition to the above, the Company incurred advertising expenses related to franchise sales for fiscal years 2015, 2014 and 2013 of $0.2 million, $0.3 million and $0.3 million respectively, which are included in Selling, general and administrative costs in the Consolidated Statements of Operations.
(o)    Leases
WRI leases restaurants and office space under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses, and/or contingent rent provisions. For purposes of recognizing incentives and minimum rental payments on the straight-line basis over the terms of the leases, WRI uses the date it takes possession of the leased space for construction purposes as the beginning of the term, which is generally two to three months prior to a restaurant’s opening date. For leases with renewal periods at WRI’s option, WRI determines the expected lease period based on whether the renewal of any options are reasonably assured at the inception of the lease. In addition to rental expense, certain leases require WRI to pay a portion of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent.
For tenant improvement allowances, rent escalations, and rent holidays, WRI records a deferred rent liability in its Consolidated Balance Sheets and amortizes the deferred rent in the Consolidated Statements of Operations over the terms of the leases as charges to cost of sales and SG&A for company-owned stores and the corporate office, respectively.
(p)    Stock-Based Compensation
The Company measures stock-based compensation cost at fair value on the date of grant for all share-based awards and recognizes compensation expense over the service period that the awards are expected to vest. The Company has elected to recognize compensation cost for graded-vesting awards subject only to a service condition over the requisite service period of the entire award. For performance awards, the Company recognizes expense in the period in which vesting becomes probable.
(q)    Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, a deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences between the financial statement basis and the tax basis of assets and liabilities as well as tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period of the change. The Company files a consolidated federal income tax return including all of its subsidiaries.
Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s income tax expense. The Company assesses the income tax position and records the liabilities for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(r)    Net Income Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards, determined using the treasury stock method. We had approximately 11,000, 83,000 and 57,000 stock options outstanding at December 26, 2015, December 27, 2014, and December 28, 2013, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Fiscal Year
	December 26, 2015	December 27, 2014	December 28, 2013
Basic weighted average shares outstanding	27,497	25,846	25,168
Dilutive stock options	319	358	480
Diluted weighted average shares outstanding	27,816	26,204	25,648
(s)    Business Segments
The Company identifies its reporting segments based on the organizational units used by management to monitor performance and make operating decisions. These reporting segments are as follows: franchise operations and company restaurant operations.
Franchise segment
The Franchise segment consists of our domestic and international franchise restaurants, which represent the majority of our system-wide restaurants. As of December 26, 2015, the franchise operations segment consisted of 826 restaurants operated by Wingstop franchisees in the United States and six countries outside of the United States as compared to 693 franchised restaurants in operation domestically and across five countries outside of the United States as of December 27, 2014. Franchise operations revenue consists primarily of franchise royalty revenue, sales of franchise and development fees and international territory fees. Additionally, vendor rebates received for system-wide volume purchases in excess of the total expense of the vendor’s products are recognized as revenue of franchise operations.
Company Segment
The Company segment consists of company-owned restaurants, which are located only in the United States. As of December 26, 2015 and December 27, 2014, the company segment consisted of 19 Wingstop company-operated restaurants. Company restaurant sales are for food and beverage sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.
Certain corporate related items are not allocated to the reportable segments and consist primarily of expenses associated with the Company’s initial public offering and management fees. The Company allocates selling, general and administrative expenses based on the relative support provided to each reportable segment.
(t)    Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2014-08. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The pronouncement is effective for fiscal years and interim periods within those fiscal years, after December 31, 2015.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
In August 2014, the FASB issued ASU No 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The pronouncement is effective for fiscal years and interim periods within those fiscal years, after December 31, 2016. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.
In April 2015, the FASB issued ASU No 2015-3, Simplifying the Presentation of Debt Issuance Costs. This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. This ASU clarified guidance in ASC 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015, which will require us to adopt these provisions in the first quarter of 2016. This update will be applied on a retrospective basis, wherein the balance sheet of each period presented will be adjusted to reflect the effects of applying the new guidance.
In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has early adopted this pronouncement for the fiscal reporting period ended December 26, 2015, and has reclassified the presentation of deferred income taxes in the prior period to conform with the current year classification in the Consolidated Balance Sheets.

In February 2016, the FASB issued ASU 2016-02, ‘‘Leases.’’ ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on the consolidated financial statements.
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
Level 1 - Unadjusted quoted prices for identical instruments traded in active markets.
Level 2 - Observable market-based inputs or unobservable inputs corroborated by market data.
Level 3 - Unobservable inputs reflecting management’s estimates and assumptions.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis in our Consolidated Balance Sheets (in thousands):

	Fair Value Hierarchy	December 26, 2015	December 27, 2014
Other non-current assets:
2014 interest rate cap	Level 2	$—	$38
2015 interest rate cap	Level 2	$40	$—
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	December 26, 2015		December 27, 2014
		Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt obligations:
Senior Secured Term Loan Facility (1)	Level 3	$95,500	$95,500	$93,721	$94,443
(1) The fair value of long-term debt was estimated using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.
The Company also measures certain non-financial assets at fair value on a non-recurring basis, primarily long-lived assets, intangible assets and goodwill, in connection with our periodic evaluations of such assets for potential impairment.
(3)    Divestures
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
(4)    Accounts Receivable, net
Accounts receivables, net, consist of the following (in thousands):

	December 26, 2015	December 27, 2014
Vendor rebates receivable	$2,484	$1,519
Royalties receivable	710	649
Other receivables	236	245
Allowance for doubtful accounts	(26)	(33)
Accounts receivable, net	$3,404	$2,380

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)    Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 26, 2015	December 27, 2014
Equipment, furniture and fixtures	7,245	5,764
Leasehold improvements	5,457	5,117
Construction in progress	12	70
Property and equipment, gross	12,714	10,951
Less: accumulated deprecation	(8,121)	(7,329)
Property and equipment, net	4,593	3,622
Depreciation expense was $1.3 million, $1.5 million and $1.6 million for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013, respectively.
(6)    Intangible Assets and Goodwill

The Company’s goodwill and other intangible assets arose from Wingstop’s acquisition of the equity interests of WHI in April 2010. Goodwill has been allocated to two reporting units, company-owned restaurants and franchised restaurants and represents the excess of purchase consideration transferred for the respective reporting unit over the fair value of the business at the time of the acquisition. See Note 16 for the allocation of goodwill among the two reporting units.
The following is a summary of goodwill balances and activity (in thousands):

	December 26, 2015	December 27, 2014
Balance, beginning of period	$45,128	$45,570
Divesture of restaurants	—	(442)
Balance, end of period	$45,128	$45,128

Intangible assets, excluding goodwill, consisted of the following (in thousands):

	December 26, 2015	December 27, 2014	Weighted Average Amortization Period (in years)
Intangible assets:
Trademarks	$32,700	$32,700
Indefinite-lived assets	32,700	32,700
Customer relationships	26,300	26,300	20.0
Proprietary software (1)	115	115	5.0
Noncompete agreements (1)	250	250	2.8
Less: accumulated amortization	(8,369)	(6,997)
Definite-lived assets	18,296	19,668	19.8
Intangible assets, net	$50,996	$52,368
(1) Included within Other non-current assets net of associated accumulated amortization within the Consolidated Balance Sheets.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Amortization expense for definite-lived intangibles was $1.4 million for fiscal years 2015, 2014 and 2013. Estimated amortization expense, principally related to customer relationships, for the five succeeding years and the aggregate thereafter is (in thousands):

Fiscal year 2016	$1,383
Fiscal year 2017	1,347
Fiscal year 2018	1,334
Fiscal year 2019	1,322
Fiscal year 2020	1,310
Thereafter	11,600
Total	$18,296
(7)    Prepaid Expenses and Other Current Assets and Other Current Liabilities
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 26, 2015	December 27, 2014
Prepaid expenses	$1,185	$1,264
Inventories	182	175
Other current assets	385	—
Total	$1,752	$1,439
Other current liabilities consisted of the following (in thousands):

	December 26, 2015	December 27, 2014
Accrued payroll and bonuses	$2,812	$1,814
Current portion of deferred revenues	1,744	1,759
Accrued legal and other professional fees	433	1,655
Accrued interest	660	749
Other accrued liabilities	1,787	918
Total	$7,436	$6,895
(8)    Derivative Financial Instruments
At December 26, 2015, the Company had outstanding floating rate debt obligations of $95.5 million. In March 2014, the Company entered into an interest rate cap agreement for a notional amount of $24.4 million to minimize the variability of its cash flows related to a portion of its floating rate indebtedness. The interest rate cap agreement caps LIBOR at 2.50% from March 2014 through December 2016 with respect to the $24.4 million notional amount of such agreement. On December 31, 2014 the notional amount increased by $24.3 million to $48.7 million. In June 2015, the Company entered into an additional interest rate cap agreement for a notional amount of $18.2 million, which results in a combined amount of $66.9 million. The June 2015 interest rate cap agreement caps LIBOR at 2.50% from June 2015 through March 2018 with respect to the $18.2 million notional amount of such agreements.
Gains and losses realized due to the expiration of applicable portions of the interest rate caps are reclassified to Other (income) expense at the time quarterly interest payments are made.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(9)    Earn-out Liability
In accordance with the terms of the acquisition agreement related to Wingstop’s acquisition of the equity interests of WHI on April 9, 2010, an earn-out payment, with a minimum payout of $0 and maximum payout of $5.0 million, which was contingent upon specific revenue benchmarks, was recorded at an acquisition date fair value of $2.5 million on the Company’s balance sheet. During the year ended December 29, 2012, the Company achieved the benchmarks specified in the acquisition agreement to trigger a required earn-out payment of $5.0 million. Accordingly, an additional liability and expense was included in the Consolidated Statements of Operations and Consolidated Balance Sheets, respectively, at December 29, 2012 and for the fiscal year then ended. During fiscal year 2013, the Company made the full $5.0 million payment due under the terms of the earn-out, and there are no further obligations related to the earn-out remaining under the acquisition agreement.
(10)    Income Taxes
Income tax expense for the fiscal years 2015, 2014 and 2013 consists of the following (in thousands):

	Fiscal Year
	December 26, 2015	December 27, 2014	December 28, 2013
Current expense
Federal	$5,813	$6,068	$4,936
State	736	606	424
Foreign	236	168	50
Deferred expense (benefit)
Federal	(802)	(1,430)	(860)
State	(244)	(100)	(57)
	$5,739	$5,312	$4,493

A reconciliation of income tax at the United States federal statutory tax rate (using a statutory tax rate of 34% and 35% as appropriate) to income tax expense for fiscal years 2015, 2014 and 2013 in dollars is as follows (in thousands):

	Fiscal Year
	December 26, 2015	December 27, 2014	December 28, 2013
Expected income tax expense at statutory rate	$5,546	$4,943	$4,088
Permanent differences	64	53	55
State tax expense, net of federal benefit	544	15	(62)
Foreign tax expense	236	168	50
Foreign tax credits	(236)	(168)	(50)
Increase in unrecognized tax benefit	104	28	33
Valuation allowance	(317)	306	299
Other	(202)	(33)	80
Income tax expense	$5,739	$5,312	$4,493

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 26, 2015	December 27, 2014
Deferred tax assets:
Inventories	$9	$9
Deferred revenue	3,383	3,252
Accrued bonus	424	—
Accounts receivable	9	40
Gift card liability	39	30
Property and equipment	66	241
Equity compensation	569	703
Deferred rent	397	277
Advertising fund	318	499
Employee benefits	—	46
Intangible assets	788	781
Other	83	51
NOL/credits	443	734
Valuation allowance	(482)	(799)
	6,046	5,864
Deferred tax liabilities:
Intangible assets	(19,064)	(19,706)
	(19,064)	(19,706)
Net deferred tax liability	$(13,018)	$(13,842)
The Company has adopted ASU 2015-17 for the fiscal reporting period ended December 26, 2015, and has reclassifed the presentation of deferred income taxes in the prior period to conform with the current year classification in the Consolidated Balance Sheets.
The Company had a state net operating loss carry-forward of $23.3 million at December 26, 2015 and December 27, 2014. The state net operating loss carry forwards begin to expire in 2030.
As of December 26, 2015, the Company had a valuation allowance of $0.5 million against its deferred tax assets. In assessing whether a deferred tax asset will be realized, the Company considers whether it is more likely than not that some portion, or all of the deferred tax assets will not be realized. The Company considers the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not we will realize a portion of the benefits of the federal and state deductible differences with the exception of $39,000 and $443,000, respectively.
We have not recognized a deferred tax asset for excess tax benefits of $3.2 million that arose directly from tax deductions related to equity compensation greater than amounts recognized for financial reporting. These excess stock compensation benefits will be credited to additional paid-in capital if realized. We use the “with-and-without” method for purposes of determining when excess tax benefits have been realized. In fiscal years 2015, 2014 and 2013, we recognized excess stock compensation benefits of $593,000, $749,000 and $575,000, respectively, which was recorded as additional paid-in capital and offset a portion of our current tax liability.

The Company files income tax returns, which are periodically audited by various federal and state jurisdictions. The Company was not subject to federal or state tax examinations prior to 2009. In fiscal 2013 the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for fiscal 2010 and 2011. As of December 27 2014, the audit has been closed and the examination resulted in changes for which the Company has settled.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 29, 2012	$61
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	—
Additions for tax positions of current year	33
Subtractions for tax positions of current year	—
Balance as of December 28, 2013	94
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	—
Additions for tax positions of current year	35
Subtractions for tax positions of current year	—
Balance as of December 27, 2014	129
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	—
Additions for tax positions of current year	336
Subtractions for tax positions of current year	—
Balance as of December 26, 2015	$465
The Company currently anticipates that none of the $465,000 of unrecognized tax benefits will be recognized as of December 26, 2015.
As of December 26, 2015 and December 27, 2014, the accrued interest and penalties on the unrecognized tax benefits were $68,000 and $43,000, respectively, excluding any related income tax benefits. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statement of Operations.
(11)    Debt Obligations
In December 2013, the Company entered into a $107.5 million amended and restated senior secured credit facility which includes a term loan of $102.5 million and a revolver of $5.0 million. Borrowings under the facility bear interest, paid quarterly, at the base rate plus a margin (1.75% to 2.50%, dependent on the Company’s reported leverage ratio), or LIBOR plus a margin (2.75% to 3.50%, dependent on the Company’s reported leverage ratio), as defined in the amended and restated credit facility. In June of 2014, the Company made a $5.0 million prepayment towards the principal balance of the term loan. As of December 27, 2014, $69.3 million bears interest at 3.70% and $33.2 million bears interest at 3.74%.
In March 2015, the Company amended and restated the senior secured credit facility. In connection with the second amended and restated facility, the facility size was increased from $107.5 million to $137.5 million and is comprised of a $132.5 million term loan and a $5.0 million revolving credit facility. The Company used a portion of the proceeds from the second amended and restated facility and cash on hand to pay a dividend of $48.0 million to its shareholders. Borrowings under the facility bear interest, payable quarterly, at our option at the base rate plus a margin (1.50% to 2.25%, dependent on the Company’s reported leverage ratio) or LIBOR plus a margin (2.50% to 3.25%, dependent on our reported leverage ratio), at the Company’s discretion. The second amended and restated facility also extended the maturity date of the senior secured credit facility from December 2018 to March 2020. Subject to certain conditions, the Company has the ability to increase the second senior secured credit facility by up to an additional $30.0 million.
In June of 2015, in connection with the IPO, the Company used a portion of the IPO proceeds to make a $32.0 million prepayment of the outstanding principle balance of the second amended and restated credit facility. As a result of the prepayment in June 2015, the Company expensed $172,000 of previously capitalized financing costs, which are included in Other (income) expense in the Consolidated Statements of Operations. As of December 26, 2015, the amended and restated credit facility had an outstanding balance of $95.5 million that bears interest at 2.83%. As a result of the prepayments of $37.0 million in 2015 under the second amended and restated credit facility, there are no scheduled principal payments due until September of 2019. At such time, principal installments ranging from $2.8 million to $3.3 million are due quarterly with all unpaid amounts due at maturity in March 2020.
The second amended and restated senior secured credit facility includes a $5.0 million revolver. The revolver bears interest, payable quarterly at the base rate plus a margin, as defined in the credit agreement documentation or LIBOR plus a margin, as defined in

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

the credit agreement, with all unpaid amounts due at maturity in December 2018. At December 26, 2015 and December 27, 2014, there were no amounts outstanding on the line of credit.
In conjunction with the second amended and restated senior secured facility, the Company evaluated the refinancing of the amended facility and determined substantially all of the $132.5 million was accounted for as a debt modification. The Company incurred $728,000 in financing costs of which $528,000 was expensed and $200,000 was capitalized and is being amortized using the effective interest rate method.
The second amended and restated senior secured credit facility includes a $3.0 million line of credit which the Company may utilize to issue letters of credit. The letter of credit facility matures in March 2020. At December 26, 2015 and December 27, 2014, there were no letters of credit outstanding.
The second amended and restated senior secured credit facility is secured by substantially all assets of the Company and requires compliance with certain financial and non-financial covenants. As of December 26, 2015, the Company was in compliance with all financial covenants.
As of December 26, 2015, the scheduled principle payments on debt were as follows (in thousands):

Fiscal year 2016	$—
Fiscal year 2017	—
Fiscal year 2018	—
Fiscal year 2019	2,750
Fiscal year 2020	92,750
Total	$95,500
(12)    Commitments and Contingencies
WRI leases certain office and retail space and equipment under non-cancelable operating leases with terms expiring at various dates through October 2025.
A schedule of future minimum rental payments required under our operating leases, excluding contingent rent, that have initial or remaining non-cancelable lease terms in excess of one year, as of December 26, 2015, is as follows (in thousands):

Fiscal year 2016	$1,521
Fiscal year 2017	1,534
Fiscal year 2018	1,318
Fiscal year 2019	1,105
Fiscal year 2020	977
Thereafter	4,166
Total	$10,621
Rent expense under cancelable and non-cancelable leases was $2.0 million for the fiscal year ended December 26, 2015 and $1.9 million for the fiscal years ended December 27, 2014 and December 28, 2013.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

products and not for speculative purposes, and as such are not required to be evaluated as derivative instruments. The Company does not enter into futures contracts or other derivative instruments.
(13)    Employee Benefit Plan
The Company sponsors a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. The Company made matching contributions of approximately $332,000, $84,000 and $67,000 for fiscal years 2015, 2014 and 2013, respectively.
(14)    Stock-Based Compensation
In connection with the IPO, the Wingstop Inc. 2015 Omnibus Equity Incentive Plan, or the 2015 Plan, was adopted and became effective upon completion of the offering. The 2015 Plan provides for the grant or award of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards and other stock-based awards to employees, directors, and other eligible persons. Under the 2015 Plan, Wingstop had 2,143,589 shares authorized for issuance, 61,973 shares of common stock issuable upon exercise of currently outstanding options and 2,081,616 shares available for future grants as of December 26, 2015.
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
Additionally, Wingstop had previously adopted the 2010 Stock Option Plan, or the 2010 Plan, which permits the granting of awards to employees, directors and other eligible persons of the Company in the form of stock options. The Plan is administered by Wingstop’s Board of Directors. The options granted under the 2010 Plan are generally exercisable within a 10-year period from the date of grant.
Under the 2010 Plan, options are subject to either service-based or performance-based vesting. Service-based options contain a service-based, or time-based, vesting provision. Performance-based options contain performance-based vesting provisions based on the Company meeting certain Adjusted EBITDA profitability targets for each fiscal year during the vesting period. Any options that have not vested prior to a change of control or do not vest in connection with a change of control or do vest but are not exercised will be forfeited by the grantee upon a change of control for no consideration. The IPO in June 2015 was not considered a change of control event as defined in the 2010 Plan. Options issued and outstanding expire on various dates up to fiscal year 2025.
Under the 2010 Plan, Wingstop had 3,304,115 shares authorized for issuance. There are 1,114,480 shares of common stock issuable upon exercise of currently outstanding options and 168,648 shares available for future grants at December 26, 2015.
The following table summarizes stock option activity (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 27, 2014	1,466	3.74	$7,551	8.0
Granted	106	16.75
Exercised	(329)	1.45
Canceled	(66)	1.17
Outstanding - December 26, 2015	1,177	4.66	$21,059	7.7
The total grant-date fair value of stock options vested during each of the fiscal years 2015, 2014 and 2013 was $0.7 million, $0.9 million and $0.7 million, respectively. The total intrinsic value of stock options exercised was $3.0 million, $2.7 million and $2.3 million for fiscal years 2015, 2014 and 2013, respectively.
Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

approximately $1,155,000, $960,000 and $748,000 in stock compensation expense for fiscal years 2015, 2014 and 2013, respectively, with a corresponding increase to additional paid-in-capital. Stock compensation expense is included in Selling, general and administrative in the Consolidated Statement of Operations.
A summary of the status of non-vested shares as of December 26, 2015 and the changes during the period then ended is presented below:

	December 26, 2015
	Shares	Weighted average grant-date fair value
Non-vested shares at beginning of year	1,313	$4.01
Granted	106	$16.75
Vested	(398)	$1.88
Forfeited	(66)	$1.17
Non-vested shares at end of year	955	$5.22
As of December 26, 2015, there was $3.2 million of total unrecognized stock compensation expense related to non-vested stock options, which will be recognized over a weighted average period of approximately 3.0 years.
The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. Expected volatilities are based on volatilities from publicly traded companies operating in the Company’s industry. The Company uses historical data to estimate expected employee forfeiture of stock options. The expected life of options granted is management’s best estimate using recent and expected transactions. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average assumptions used in the model were as follows:

	2015	2014	2013
Risk-free interest	1.96%	1.96%	1.72%
Expected life (years)	6.5	6.5	6.5
Expected dividend yield	0%	0%	0%
Volatility	52.0%	50.8%	56.0%
Weighted-average Black-Scholes fair value per share at date of grant	$8.87	$3.87	$2.58
The Company used the simplified method for determining the expected life of the options. In addition, assumptions made regarding forfeitures in determining the remaining unamortized share-based compensation are re-evaluated periodically.
During 2015, the Board of Directors authorized a dividend in the amount of $1.83 per share or $48.0 million. In connection with the declaration and payment of the dividend, the exercise price of some of the outstanding options on March 27, 2015 was reduced by an amount of $1.83 per share. During 2013, the Board of Directors authorized a dividend in the amount of $1.50 per share or $38.5 million. In connection with the declaration and payment of the dividend, the exercise price of some of the outstanding options on December 9, 2013 was reduced by an amount of $1.50 per share. At each dividend date, management evaluated the option modification for incremental compensation expense and calculated $537,000 and $163,000 of total incremental compensation for the modifications during fiscal years 2015 and 2013, respectively.
(15)    Related Party Transactions
The Company was party to a management agreement with Roark Capital Management, LLC, or Roark Capital Management, an affiliate of Wingstop’s majority shareholder. Pursuant to this management agreement, Roark agreed to provide the Company with advice concerning finance, strategic planning and other services. In June 2015, the Company paid a one-time fee to Roark Capital Management in consideration for the termination of our management agreement of $3.3 million. The Company paid Roark fees and expense reimbursement totaling $3.5 million, $449,000 and $436,000 for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013, respectively, inclusive of the termination fee.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(16)    Business Segments
Information on segments and a reconciliation to income (loss) before taxes are as follows (in thousands):

	Fiscal Year
	December 26, 2015	December 27, 2014	December 28, 2013
Revenue:
Franchise segment	$46,688	$38,032	$30,202
Company segment	31,281	29,417	28,797
Total segment revenue	$77,969	$67,449	$58,999

Segment Profit:
Franchise segment	$19,701	$15,213	$13,106
Company segment	5,737	5,471	2,605
Total segment profit	25,438	20,684	15,711
Corporate and other (1)	5,720	2,618	831
Interest expense, net	3,477	3,684	2,863
Other (income) expense, net	396	84	(6)
Income (loss) before taxes	$15,845	$14,298	$12,023

Depreciation and amortization:
Franchise segment	$1,812	$1,868	$1,715
Company segment	870	1,036	1,315
Total depreciation and amortization	2,682	2,904	3,030

Capital expenditures:
Franchise segment	$1,308	$1,159	$871
Company segment	607	351	1,275
Total capital expenditures	$1,915	$1,510	$2,146
(1) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of additional costs associated with the our preparation to become a public company and management fees discussed in Note 15.

Information on segment assets and a reconciliation to consolidated assets are as follows (in thousands):

	As of
	December 26, 2015	December 27, 2014
Segment assets:
Franchise segment	97,412	95,925
Company segment	8,715	8,713
Total segment assets	106,127	104,638
Corporate and other (2)	15,015	14,189
Total assets	121,142	118,827
(2) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of cash and cash equivalents, advertising fund restricted assets and capitalized costs associated with the issuance of indebtedness.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Segment goodwill:
Franchise segment	$39,930	$39,930
Company segment	5,198	5,198
Total goodwill	$45,128	$45,128
(17)    Quarterly Financial Data (unaudited)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in 2015 and 2014 (in thousands, except per share data):

	Quarter Ended
	December 26, 2015	September 26, 2015	June 27, 2015	March 28, 2015	December 27, 2014	September 27, 2014	June 28, 2014	March 29, 2014
Total revenue	$20,577	$19,134	$19,232	$19,026	$18,057	$16,417	$16,301	$16,674
Operating income	6,508	5,853	2,406	4,951	3,223	4,012	5,044	5,787
Net income	3,795	3,173	584	2,554	1,501	1,993	2,508	2,984

Earnings per share
Basic	$0.13	$0.11	$0.02	$0.10	$0.06	$0.08	$0.10	$0.12
Diluted	$0.13	$0.11	$0.02	$0.10	$0.06	$0.08	$0.10	$0.11

Weighted average shares outstanding
Basic	28,581	28,581	26,689	26,290	26,018	25,934	25,809	25,621
Diluted	28,951	28,891	26,970	26,607	26,431	26,215	26,117	26,053