Form 10-Q
period 2016-03-26
Wingstop Inc.
filed 2016-05-06
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On May 6, 2016 there were 28,635,138 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	March 26, 2016	December 26, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,316	$10,690
Accounts receivable, net	2,556	3,404
Prepaid expenses and other current assets	1,662	1,752
Advertising fund assets, restricted	3,514	3,774
Total current assets	16,048	19,620
Property and equipment, net	4,519	4,593
Goodwill	45,128	45,128
Trademarks	32,700	32,700
Customer relationships, net	17,957	18,296
Other non-current assets	255	313
Total assets	$116,607	$120,650
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$1,353	$1,360
Other current liabilities	9,213	7,436
Advertising fund liabilities, restricted	3,514	3,774
Total current liabilities	14,080	12,570
Long-term debt, net	85,042	95,008
Deferred revenues, net of current	6,994	7,623
Deferred income tax liabilities, net	13,025	13,018
Other non-current liabilities	2,240	2,104
Total liabilities	121,381	130,323
Commitments and contingencies (see note 6)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,635,138 and 28,581,182 shares issued and outstanding as of March 26, 2016 and December 26, 2015, respectively	286	286
Additional paid-in-capital	37,479	36,870
Accumulated deficit	(42,539)	(46,829)
Total stockholders' deficit	(4,774)	(9,673)
Total liabilities and stockholders' deficit	$116,607	$120,650

See accompanying notes to consolidated financial statements

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 26, 2016	March 28, 2015

Revenue:
Royalty revenue and franchise fees	$13,498	$11,157
Company-owned restaurant sales	8,576	7,869
Total revenue	22,074	19,026
Costs and expenses:
Cost of sales (1)	6,077	5,736
Selling, general and administrative	7,655	7,676
Depreciation and amortization	714	663
Total costs and expenses	14,446	14,075
Operating income	7,628	4,951
Interest expense, net	761	787
Other expense, net	28	29
Income before income tax expense	6,839	4,135
Income tax expense	2,549	1,581
Net income	$4,290	$2,554

Earnings per share
Basic	$0.15	$0.10
Diluted	$0.15	$0.10

Weighted average shares outstanding
Basic	28,586	26,290
Diluted	28,967	26,607

Dividends per share	$—	$1.83

(1) exclusive of depreciation and amortization, shown separately
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 26, 2016	March 28, 2015

Operating activities
Net income	$4,290	$2,554
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	714	663
Excess tax benefit of stock-based compensation	(392)	(94)
Deferred income taxes	7	(134)
Stock-based compensation expense	153	189
(Gain)/Loss on disposal of property and equipment	8	4
Amortization of debt issuance costs	38	49
Changes in operating assets and liabilities:
Accounts receivable	848	302
Prepaid expenses and other assets	529	(446)
Accounts payable and other current liabilities	1,589	(280)
Deferred revenue	(441)	(280)
Other non-current liabilities (attributable to deferred rent and lease incentives)	136	(7)
Cash provided by operating activities	7,479	2,520

Investing activities
Purchases of property and equipment	(309)	(99)
Cash used in investing activities	(309)	(99)

Financing activities
Proceeds from exercise of stock options	64	108
Borrowings of long-term debt	—	40,000
Principal payments on long-term debt	(10,000)	(1,218)
Payment of deferred financing costs	—	(227)
Excess tax benefit of stock-based compensation	392	94
Dividends paid	—	(47,999)
Cash used in financing activities	(9,544)	(9,242)

Net change in cash and cash equivalents	(2,374)	(6,821)
Cash and cash equivalents at beginning of period	10,690	9,723
Cash and cash equivalents at end of period	$8,316	$2,902
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation
Basis of Presentation
Wingstop Inc. (“Wingstop” or the “Company”) is in the business of franchising and operating Wingstop restaurants. As of March 26, 2016, 796 franchised restaurants were in operation domestically and 58 international franchised restaurants were in operation across five countries. As of March 26, 2016, the Company owned and operated 19 restaurants.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of March 26, 2016 and December 26, 2015 and operating results are for the thirteen weeks ended March 26, 2016 and March 28, 2015.
In the Company’s opinion, all necessary adjustments have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 26, 2015.
The Company uses a 52/53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2016 and 2015 have 53 weeks and 52 weeks, respectively.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company adopted the amendment as of the first day of fiscal year 2016, and the adoption did not have any impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect this guidance will have on our consolidated financial statements and related disclosures and has not yet selected a transition method.
In April 2015, the FASB issued ASU No 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. This ASU clarified guidance in ASC 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015. The Company has adopted this pronouncement during the first quarter of 2016 and has applied the update on a retrospective basis, wherein the balance sheet of each period presented was adjusted to reflect the effects of applying the new

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

guidance. The Company reclassed deferred financing costs of $458,000 and $492,000 for the periods ended March 26, 2016 and December 26, 2015, respectively, from Other non-current assets to Long-term debt on the Consolidated Balance Sheets.
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on the consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This update requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement, including recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Currently, GAAP requires excess tax benefits to be recognized in additional paid-in capital; tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement, and excess tax benefits are not recognized until the deduction reduces taxes payable. ASU 2016-09 further requires that excess tax benefits be classified along with other income tax cash flows as an operating activity on the Statement of Cash Flows. Currently, they are classified as financing activities. The update also allows entities to make an accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2017. Early application is permitted. The Company is evaluating the effect this guidance will have on our consolidated financial statements and related disclosures and has not yet selected a transition method.
(2)    Earnings per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards, determined using the treasury stock method. For the thirteen weeks ended March 26, 2016 and March 28, 2015, respectively, we had approximately 3,000 and 25,000 stock options outstanding which were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended
	March 26, 2016	March 28, 2015
Basic weighted average shares outstanding	28,586	26,290
Dilutive stock options	381	317
Diluted weighted average shares outstanding	28,967	26,607
(3)    Fair Value Measurements
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	March 26, 2016		December 26, 2015
		Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt obligations:
Senior Secured Term Loan Facility (1)	Level 3	$85,500	$87,077	$95,500	$95,500
(1) The fair value of long-term debt was estimated using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.
The Company also measures certain non-financial assets at fair value on a non-recurring basis, primarily long-lived assets, intangible assets and goodwill, in connection with our periodic evaluations of such assets for potential impairment.
(4)    Income Taxes
Income tax expense and the effective rate were $2.5 million and 37.3%, respectively, for the thirteen weeks ended March 26, 2016, and $1.6 million and 38.2%, respectively, for the thirteen weeks ended March 28, 2015.
(5)    Debt Obligations
In February 2016, the Company made a $10.0 million prepayment of the outstanding principal balance of its second amended and restated credit facility. As of March 26, 2016, the amended and restated credit facility had an outstanding balance of $85.5 million that bore interest at 3.11%. In connection with the prepayments of $10.0 million and $37.0 million in 2016 and 2015, respectively, under the second amended and restated credit facility, there are no scheduled principal payments due until maturity in March 2020.
The second amended and restated senior secured credit facility is secured by substantially all assets of the Company and requires compliance with certain financial and non-financial covenants. As of March 26, 2016, the Company was in compliance with all financial covenants.
(6)    Commitments and Contingencies
WRI leases certain office and retail space and equipment under non-cancelable operating leases with terms expiring at various dates through October 2025.
A schedule of future minimum rental payments required under our operating leases, excluding contingent rent, that have initial or remaining non-cancelable lease terms in excess of one year, as of March 26, 2016, is as follows (in thousands):

Remainder of fiscal year 2016	$1,171
Fiscal year 2017	1,573
Fiscal year 2018	1,384
Fiscal year 2019	1,147
Fiscal year 2020	1,020
Fiscal year 2021	869
Thereafter	3,293
Total	$10,457
Rent expense under cancelable and non-cancelable leases was $464,000 and $472,000 for the thirteen weeks ended March 26, 2016 and March 28, 2015, respectively.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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
(7)    Stock-Based Compensation
The following table summarizes stock option activity (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 26, 2015	1,177	$4.66	$21,059	7.7
Granted	25	$26.16
Exercised	(54)	$1.20
Outstanding - March 26, 2016	1,148	$5.28	$19,278	7.7
The total grant-date fair value of stock options vested during the thirteen weeks ended March 26, 2016 was $627,000. The total intrinsic value of stock options exercised during the thirteen weeks ended March 26, 2016 was $1.2 million.
Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized approximately $153,000 in stock compensation expense for the thirteen weeks ended March 26, 2016, with a corresponding increase to additional paid-in-capital. As of March 26, 2016, there was $3.3 million of total unrecognized stock compensation expense related to non-vested stock options, which will be recognized over a weighted average period of approximately 2.8 years. Stock compensation expense is included in SG&A in the Consolidated Statement of Operations.
(8)    Business Segments
The Franchise segment consists of domestic and international franchise restaurants, which represent the majority of our system-wide restaurants. The franchise operations segment consisted of 854 and 726 restaurants operated by Wingstop franchisees in the United States and five countries outside of the United States as of March 26, 2016 and March 28, 2015, respectively. Franchise operations revenue consists primarily of franchise royalty revenue, sales of franchise and development fees and international territory fees.
As of March 26, 2016 and March 28, 2015, the Company segment consisted of 19 company-owned restaurants, located only in the United States. Company restaurant sales are for food and beverage sales at company-owned restaurants. Company restaurant expenses are operating expenses at company-owned restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Information on segments and a reconciliation to income before taxes are as follows (in thousands):

	Thirteen Weeks Ended
	March 26, 2016	March 28, 2015
Revenue:
Franchise segment	$13,498	$11,157
Company segment	8,576	7,869
Total segment revenue	$22,074	$19,026

Segment Profit:
Franchise segment	$6,372	$5,048
Company segment	1,706	1,317
Total segment profit	8,078	6,365
Corporate and other (1)	450	1,414
Interest expense, net	761	787
Other (income) expense, net	28	29
Income before taxes	$6,839	$4,135
(1) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of expenses associated with the Company’s public offerings and management fees.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our annual report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Special Note Regarding Forward-Looking Statements” below and “Risk Factors” on page 15 of our annual report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a 52 or 53 week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Fiscal years 2016 and 2015 contain 53 weeks and 52 weeks, respectively.
Overview
Wingstop is a high-growth franchisor and operator of restaurants that offer cooked-to-order, hand-sauced and tossed chicken wings.

We believe we pioneered the concept of wings as a “center-of-the-plate” item for all of our meal occasions. While other concepts include wings as add-on menu items or focus on wings in a bar or sports-centric setting, we are singularly focused on wings, fries and sides, which generate approximately 90% of our system-wide sales.

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

Founded in 1994 in Garland, Texas, we have sold approximately 4 billion wings since our inception. Today, Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of March 26, 2016, we had a total 873 restaurants across 39 states and six countries in our system. Our restaurant base is 98% franchised, with 854 franchised locations (including 58 international locations) and 19 company-owned restaurants.
Key Events
Initial Public Offering. On June 17, 2015, we completed our initial public offering of 6,670,000 shares of our common stock at a public offering price of $19.00 per share. In the offering, we sold 2,150,000 shares and certain selling shareholders sold 4,520,000 shares. We received $35.0 million in net proceeds, net of underwriting discounts and commissions, which we used to repay an aggregate amount of $31.4 million of outstanding indebtedness under our senior secured credit facility and to pay an aggregate amount of $3.3 million in connection with the termination of our management agreement with Roark Capital Management. We did not receive any of the proceeds from the sale of shares by the selling stockholders.
Follow-on Offering. On March 9, 2016, we completed our follow-on offering of 6,612,500 shares of our common stock at a public offering price of $24.00 per share, which included 862,500 shares sold to the underwriters pursuant to their over-allotment option. All of these shares were offered by certain selling stockholders. We did not receive any proceeds from the offering.

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

	Thirteen Weeks Ended
	March 26, 2016	March 28, 2015
Domestic Franchised Activity:
Beginning of period	767	652
Openings	29	29
Closures	—	—
Restaurants end of period	796	681

Domestic Company-Owned Activity:
Beginning of period	19	19
Openings	—	—
Closures	—	—
Restaurants end of period	19	19

Total Domestic Restaurants	815	700

International Franchised Activity:
Beginning of period	59	41
Openings	2	5
Closures	(3)	(1)
Restaurants end of period	58	45

Total System-wide Restaurants	873	745
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
The following table sets forth our key performance indicators as well as our total revenue and net income for the thirteen weeks ended March 26, 2016 and March 28, 2015 (dollars in thousands):

	Thirteen Weeks Ended
	March 26, 2016	March 28, 2015
Number of system-wide restaurants open at end of period	873	745
System-wide sales (1)	$235,821	$199,217
Domestic restaurant AUV	$1,122	$1,097
System-wide domestic same store sales growth	4.6%	10.7%
Company-owned domestic same store sales growth	9.0%	9.6%
Total revenue	$22,074	$19,026
Net income	$4,290	$2,554
Adjusted EBITDA (2)	$8,917	$7,194
(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.6% and 3.9% for the thirteen weeks ended March 26, 2016 and March 28, 2015, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
We define “EBITDA” as net income before interest expense, net, income tax expense, and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for management fees and expense reimbursement, transaction costs, gains and losses on the disposal of assets, and stock-based compensation expense. There were no gains and losses on disposal of assets during the fiscal quarters ended March 26, 2016 and March 28, 2015. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations period over period and would ordinarily add back non-cash expenses such as depreciation and amortization, as well as items that are not part of normal day-to-day operations of our business.
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
Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments for transaction costs, gains and losses on disposal of assets and stock-based compensation, among other items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our restaurants and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record, such as management fees and expense reimbursement. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen weeks ended March 26, 2016 and March 28, 2015 (in thousands):

	Thirteen Weeks Ended
	March 26, 2016	March 28, 2015
Net income	$4,290	$2,554
Interest expense, net	761	787
Income tax expense	2,549	1,581
Depreciation and amortization	714	663
EBITDA	$8,314	$5,585
Additional adjustments:
Management fees (a)	—	117
Transaction costs (b)	450	1,303
Stock-based compensation expense (c)	153	189
Adjusted EBITDA	$8,917	$7,194
(a) Includes management fees and other out-of-pocket expenses paid to Roark Capital Management.
(b) Represents costs and expenses related to refinancings of our credit agreement and our public offerings.
(c) Includes non-cash, stock-based compensation.

Results of Operations
The following table sets forth our results of operations for the thirteen weeks ended March 26, 2016 and March 28, 2015 (in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	March 26, 2016	March 28, 2015	$	%
Revenue:
Royalty revenue and franchise fees	$13,498	$11,157	$2,341	21.0%
Company-owned restaurant sales	8,576	7,869	707	9.0%
Total revenue	22,074	19,026	3,048	16.0%
Costs and expenses:
Cost of sales (1)	6,077	5,736	341	5.9%
Selling, general and administrative	7,655	7,676	(21)	(0.3)%
Depreciation and amortization	714	663	51	7.7%
Total costs and expenses	14,446	14,075	371	2.6%
Operating income	7,628	4,951	2,677	54.1%
Interest expense, net	761	787	(26)	(3.3)%
Other expense, net	28	29	(1)	(3.4)%
Income before income tax expense	6,839	4,135	2,704	65.4%
Income tax expense	2,549	1,581	968	61.2%
Net income	$4,290	$2,554	$1,736	68.0%

(1) Exclusive of depreciation and amortization, shown separately.
Total revenue. During the thirteen weeks ended March 26, 2016, total revenue was $22.1 million, an increase of $3.0 million, or 16.0%, compared to $19.0 million in the comparable period in 2015.
Royalty revenue and franchise fees. During the thirteen weeks ended March 26, 2016, royalty revenue and franchise fees were $13.5 million, an increase of $2.3 million, or 21.0%, compared to $11.2 million in the comparable period in 2015. Royalty revenue increased $2.0 million primarily due to an increase in the number of franchised stores from 726 at March 28, 2015 to 854 at March 26, 2016 and domestic same store sales growth of 4.6%. Franchise fees increased $0.3 million primarily due to fees recognized from the termination of our franchise agreements in connection with our exit from the Russian market, which was offset by 31 franchise restaurant openings in the thirteen weeks ended March 26, 2016 compared to 34 during the thirteen weeks ended March 28, 2015.
Company-owned restaurant sales. During the thirteen weeks ended March 26, 2016, company-owned restaurant sales were $8.6 million, an increase of $0.7 million, compared to $7.9 million in the comparable period in 2015. The increase is the result of company-owned domestic same store sales growth of 9.0%.
Cost of sales. During the thirteen weeks ended March 26, 2016, cost of sales was $6.1 million, an increase of $0.3 million, or 5.9%, compared to $5.7 million in the comparable period in 2015. Cost of sales as a percentage of company-owned restaurant sales was 70.8% in the quarter ended March 26, 2016 compared to 72.9% in the prior year.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	March 26, 2016	As a % of company-owned restaurant sales	March 28, 2015	As a % of company-owned restaurant sales

Cost of sales:
Food, beverage and packaging costs	$3,211	37.4%	$3,065	39.0%
Labor costs	1,738	20.3%	1,624	20.6%
Other restaurant operating expenses	1,316	15.3%	1,223	15.5%
Vendor rebates	(188)	(2.2)%	(176)	(2.2)%
Total cost of sales	$6,077	70.8%	$5,736	72.9%

Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 37.4% in the thirteen weeks ended March 26, 2016 compared to 39.0% in the comparable period in 2015. The decrease is due to a 1.5% decrease in commodities rates for bone-in chicken wings and menu price increases as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 20.3% for the thirteen weeks ended March 26, 2016 compared to 20.6% in the comparable period in 2015. The improvement is primarily due to the leveraging of fixed costs due to the company-owned domestic same store sales increase of 9.0% for the thirteen weeks ended March 26, 2016, partially offset by wage inflation.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 15.3% for the thirteen weeks ended March 26, 2016 compared to 15.5% in the comparable period in 2015. The improvement is primarily due to the leveraging of fixed costs due to the company-owned domestic same store sales increase of 9.0%.
For the thirteen weeks ended March 26, 2016, vendor rebates as a percentage of company-owned restaurant sales were 2.2%, comparable to the prior year period.
 Selling, general and administrative. SG&A expense was $7.7 million for the thirteen weeks ended March 26, 2016 and March 28, 2015. SG&A expense included non-recurring costs of $0.5 million related to the follow-on offering during the current period, compared to non-recurring costs of $1.3 million associated with our preparation to become a public company in the comparable period in 2015. The decrease in non-recurring costs was offset primarily by headcount additions and other recurring costs associated with being a public company.
Depreciation and amortization. During the thirteen weeks ended March 26, 2016, depreciation expense was $0.7 million, comparable to the prior year period.
Interest expense, net. During the thirteen weeks ended March 26, 2016, interest expense was $0.8 million, comparable to the prior year period.
Other (income) expense, net. During the thirteen weeks ended March 26, 2016, other (income) expense, net was $28,000, comparable to the prior year period.
Income tax expense. Income tax expense was $2.5 million in the thirteen weeks ended March 26, 2016, yielding an annual effective tax rate of 37.3%, compared to an annual effective tax rate of 38.2% in the prior year. The reduction in the rate is largely driven by a decrease in the effective state rate, driven by a shift in state apportionment rates and total revenue mix.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	March 26, 2016	March 28, 2015	$	%
Revenue:
Franchise segment	$13,498	$11,157	$2,341	21.0%
Company segment	8,576	7,869	707	9.0%
Total segment revenue	$22,074	$19,026	$3,048	16.0%

Segment Profit:
Franchise segment	$6,372	$5,048	$1,324	26.2%
Company segment	1,706	1,317	389	29.5%
Total segment profit	$8,078	$6,365	$1,713	26.9%

Franchise segment. During the thirteen weeks ended March 26, 2016, franchise segment revenue was $13.5 million, an increase of $2.3 million, or 21.0%, compared to $11.2 million in the comparable period in 2015. The increase was due to 128 franchise restaurant openings since March 28, 2015, and domestic same store sales growth of 4.6%.
During the thirteen weeks ended March 26, 2016, franchise segment profit was $6.4 million, an increase of $1.3 million, or 26.2%, compared to $5.0 million in the comparable period in 2015 due to the growth in revenue.
Company segment. During the thirteen weeks ended March 26, 2016, company-owned restaurant sales were $8.6 million, an increase of $0.7 million, compared to $7.9 million in the comparable period in 2015. The increase is primarily due to company-owned domestic same store sales growth of 9.0%.
During the thirteen weeks ended March 26, 2016, company segment profit was $1.7 million, an increase of $0.4 million, or 29.5%, compared to $1.3 million in the comparable period in 2015. The increase was primarily due to the leveraging of fixed costs due to the company-owned same store sales increase of 9.0%, a 1.5% decrease in commodities rates for bone-in-chicken wings and menu price increases as compared to the prior year period.
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
The following table shows summary cash flows information for the thirteen weeks ended March 26, 2016 and March 28, 2015 (in thousands):

	Thirteen Weeks Ended
	March 26, 2016	March 28, 2015
Net cash provided by (used in):
Operating activities	$7,479	$2,520
Investing activities	(309)	(99)
Financing activities	(9,544)	(9,242)
Net change in cash and cash equivalents	$(2,374)	$(6,821)
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
Net cash provided by operating activities was $7.5 million in the thirteen weeks ended March 26, 2016, an increase of $5.0 million, from $2.5 million in 2015 due to an increase in net income from the prior period and working capital changes.
Investing activities. Our net cash used in investing activities was $0.3 million in the thirteen weeks ended March 26, 2016, an increase of $0.2 million, from $0.1 million used in investing activities in 2015. The increase was due to an increase in capital expenditures over the comparable period.
Financing activities. Our net cash used in financing activities was $9.5 million in the thirteen weeks ended March 26, 2016, an increase of $0.3 million, from cash used in financing activities of $9.2 million in 2015. The Company made principal payments of $10.0 million in the current period. In the thirteen weeks ended March 28, 2015, the Company completed a debt recapitalization, increasing the debt balance by net borrowings of $38.8 million. The proceeds from the recapitalization and available cash on hand were used for a subsequent dividend payout to shareholders totaling $48.0 million.
Senior secured credit facility. In March 2015, we amended and restated the senior secured credit facility. In connection with the amended and restated facility, the facility size was increased to $137.5 million and is comprised of a $132.5 million term loan and a $5.0 million revolving credit facility. The previous facility included a term loan of $102.5 million and a revolving credit facility of $5.0 million. We used a portion of the proceeds from the amended and restated facility and cash on hand to pay a dividend of $48.0 million to our stockholders. Borrowings under the facility bear interest, payable quarterly, at the base rate plus a margin (1.50% to 2.25%, dependent on our reported leverage ratio) or LIBOR plus a margin (2.50% to 3.25%, dependent on our reported leverage ratio), at the company’s discretion. The second amended and restated facility also extended the maturity date of the senior secured credit facility from December 2018 to March 2020. Subject to certain conditions, the Company has the ability to increase the size of the second senior secured credit facility by up to an additional $30.0 million.
On June 11, 2015, we completed our initial public offering. After underwriter discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $35.0 million. A portion of these proceeds were used to prepay $32.0 million of the outstanding balance under our second amended and restated credit facility. We made additional prepayments of $5.0 million and $10.0 million in the third quarter of 2015 and the first quarter of 2016, respectively. As a result of these payments, we have no scheduled principal payments due under our senior secured credit facility until maturity in March 2020.
The senior secured credit facility is secured by substantially all of our assets and requires compliance with certain financial and non-financial covenants, including fixed charge coverage and leverage. We were in compliance with these covenants as of March 26, 2016. Failure to comply with these covenants in the future could cause an acceleration of outstanding amounts under the term loan and restrict us from borrowing under the revolving credit facility to fund our liquidity requirements.
Contractual Obligations
In connection with our prepayments of $10.0 million and $37.0 million of long-term debt under our second amended and restated facility during 2016 and 2015, respectively, we have no scheduled principal payments due until maturity in March 2020.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of March 26, 2016.
Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting policies and estimates are identified and described in our annual consolidated financial statements and the related notes included in our Form 10-K, and there have been no material changes since the filing of our annual report on Form 10-K.

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

•	concerns regarding food safety and food-borne illness and other health concerns;

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

•	legal complaints, litigation or regulatory compliance, including changes in laws impacting the franchise business model;

•	our and our franchisees’ ability to attract and retain qualified employees while also controlling labor costs;

•	publicity regarding other franchisors controlled by Roark Capital Group or its affiliates;

•	potential fluctuations in our annual or quarterly operating results and the impact of significant adverse weather conditions and other disasters;

•	disruptions in our and our franchisees’ ability to utilize computer systems to process transactions and manage our business;

•	health concerns arising from outbreaks of viruses, including the impact of a pandemic spread of avian flu on our and our franchisees’ supply of chicken;

•	our and our franchisees’ ability to obtain and maintain required licenses and permits or to comply with alcoholic beverage or food control regulations;

•	our ability to maintain insurance that provides adequate levels of coverage against claims;

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

•	fluctuations in exchange rates on our revenue;

•	future impairment charges;

•	the concentration of ownership by our principal stockholder; and

•
the impact of anti-takeover provisions in our charter documents and under Delaware law, which could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Risk Factors” in our annual report on Form 10-K. We assume no obligation to update or revise any forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 30.2% and 30.6% of our company-owned restaurant cost of sales during the thirteen weeks ended March 26, 2016 and March 28, 2015, respectively, with an average price per pound of $1.91 and $1.94, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.2 million during the thirteen weeks ended March 26, 2016. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing agreements with our suppliers, these agreements cover our physical commodity needs, are not net-settled, and are accounted for as normal purchases.
Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under our senior secured credit facility, which bears interest at variable rates. As of March 26, 2016, we had $85.5 million outstanding under our credit facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. A hypothetical 1.0% percentage point increase or decrease in the interest rate associated with our credit facilities would have resulted in a $0.9 million impact on interest expense on an annualized basis. We have entered into interest rate cap agreements which cap LIBOR at 2.50% through December 2016 for a notional amount of $66.9 million and through March 2018 for a notional amount of $18.2 million.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 26, 2016, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

PART II.     OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time we may be involved in claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.
Item 1A.     Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 26, 2015. There have been no material changes to our Risk Factors as previously reported.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.    Exhibits
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

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101 INS*	XBRL Instance Document
101 SCH*	XBRL Taxonomy Extension Schema Document
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished, not filed.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wingstop Inc.
(Registrant)

Date:	May 6, 2016	By:	/s/ Charles R. Morrison
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2016	By:	/s/ Michael F. Mravle
Chief Financial Officer
(Principal Financial and Accounting Officer)