Form 10-Q
period 2016-06-25
Wingstop Inc.
filed 2016-08-05
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On August 5, 2016 there were 28,728,305 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	June 25, 2016	December 26, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,014	$10,690
Accounts receivable, net	2,581	3,404
Prepaid expenses and other current assets	2,063	1,752
Advertising fund assets, restricted	1,611	3,774
Total current assets	16,269	19,620
Property and equipment, net	4,805	4,593
Goodwill	45,128	45,128
Trademarks	32,700	32,700
Customer relationships, net	17,618	18,296
Other non-current assets	238	313
Total assets	$116,758	$120,650
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$1,616	$1,360
Other current liabilities	6,336	7,436
Advertising fund liabilities, restricted	1,611	3,774
Total current liabilities	9,563	12,570
Long-term debt, net	85,069	95,008
Deferred revenues, net of current	7,069	7,623
Deferred income tax liabilities, net	12,887	13,018
Other non-current liabilities	2,269	2,104
Total liabilities	116,857	130,323
Commitments and contingencies (see note 6)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,680,544 and 28,581,182 shares issued and outstanding as of June 25, 2016 and December 26, 2015, respectively	287	286
Additional paid-in-capital	38,074	36,870
Accumulated deficit	(38,460)	(46,829)
Total stockholders' deficit	(99)	(9,673)
Total liabilities and stockholders' deficit	$116,758	$120,650

See accompanying notes to consolidated financial statements

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015

Revenue:
Royalty revenue and franchise fees	$14,305	$11,400	$27,803	$22,557
Company-owned restaurant sales	8,418	7,832	16,994	15,701
Total revenue	22,723	19,232	44,797	38,258
Costs and expenses:
Cost of sales (1)	6,184	5,516	12,261	11,252
Selling, general and administrative	8,572	10,665	16,227	18,341
Depreciation and amortization	727	645	1,441	1,308
Total costs and expenses	15,483	16,826	29,929	30,901
Operating income	7,240	2,406	14,868	7,357
Interest expense, net	707	1,177	1,468	1,964
Other expense, net	10	257	38	286
Income before income tax expense	6,523	972	13,362	5,107
Income tax expense	2,444	388	4,993	1,969
Net income	$4,079	$584	$8,369	$3,138

Earnings per share
Basic	$0.14	$0.02	$0.29	$0.12
Diluted	$0.14	$0.02	$0.29	$0.12

Weighted average shares outstanding
Basic	28,646	26,689	28,616	26,412
Diluted	28,989	26,970	28,979	26,711

Dividends per share	$—	$—	$—	$1.83

(1) exclusive of depreciation and amortization, shown separately
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	June 25, 2016	June 27, 2015

Operating activities
Net income	$8,369	$3,138
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,441	1,308
Excess tax benefit of stock-based compensation	(667)	(822)
Deferred income taxes	(131)	(438)
Stock-based compensation expense	253	342
Loss on disposal of property and equipment	—	4
Amortization of debt issuance costs	69	267
Changes in operating assets and liabilities:
Accounts receivable	823	(197)
Prepaid expenses and other assets	(220)	(2,191)
Accounts payable and other current liabilities	(315)	(1,039)
Deferred revenue	(440)	54
Other non-current liabilities (attributable to deferred rent and lease incentives)	165	437
Cash provided by operating activities	9,347	863

Investing activities
Purchases of property and equipment	(975)	(333)
Cash used in investing activities	(975)	(333)

Financing activities
Proceeds from issuance of common stock, net of expenses	—	34,766
Proceeds from exercise of stock options	285	478
Borrowings of long-term debt	—	40,000
Principal payments on long-term debt	(10,000)	(33,218)
Payment of deferred financing costs	—	(227)
Excess tax benefit of stock-based compensation	667	822
Dividends paid	—	(47,999)
Cash used in financing activities	(9,048)	(5,378)

Net change in cash and cash equivalents	(676)	(4,848)
Cash and cash equivalents at beginning of period	10,690	9,723
Cash and cash equivalents at end of period	$10,014	$4,875
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation
Basis of Presentation
Wingstop Inc. (“Wingstop” or the “Company”) is in the business of franchising and operating Wingstop restaurants. As of June 25, 2016, 831 franchised restaurants were in operation domestically and 63 international franchised restaurants were in operation across five countries. As of June 25, 2016, the Company owned and operated 20 restaurants.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of June 25, 2016 and December 26, 2015 and operating results are for the thirteen and twenty-six weeks ended June 25, 2016 and June 27, 2015.
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
In April 2015, the FASB issued ASU No 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU clarified guidance in ASC 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015. The Company adopted this pronouncement during the first quarter of 2016 and applied the update on a retrospective basis, wherein the balance sheet of each period presented was adjusted to reflect the effects of applying the new

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

guidance. The Company reclassed deferred financing costs of $431,000 and $492,000 for the periods ended June 25, 2016 and December 26, 2015, respectively, from Other non-current assets to Long-term debt on the Consolidated Balance Sheets.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on the consolidated financial statements.
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
(2)    Earnings per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards, determined using the treasury stock method. For the thirteen weeks ended June 25, 2016 we had approximately 7,000 stock options outstanding which were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive. For the thirteen weeks ended June 27, 2015 all stock options had a dilutive effect; therefore none were excluded from the calculation of diluted earnings per share. For the twenty-six weeks ended June 25, 2016 and June 27, 2015, respectively, we had approximately 5,000 and 13,000 stock options outstanding which were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Basic weighted average shares outstanding	28,646	26,689	28,616	26,412
Dilutive stock options	343	281	363	299
Diluted weighted average shares outstanding	28,989	26,970	28,979	26,711
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	June 25, 2016		December 26, 2015
		Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt obligations:
Senior Secured Term Loan Facility (1)	Level 3	$85,500	$87,005	$95,500	$95,500
(1) The fair value of long-term debt was estimated using a discounted cash flow method based on a discount rate, reflecting the applicable credit spread.
The Company also measures certain non-financial assets at fair value on a non-recurring basis, primarily long-lived assets, intangible assets and goodwill, in connection with our periodic evaluations of such assets for potential impairment.
(4)    Income Taxes
Income tax expense and the effective tax rate were $2.4 million and 37.5%, respectively, for the thirteen weeks ended June 25, 2016, and $0.4 million and 39.9%, respectively, for the thirteen weeks ended June 27, 2015. Income tax expense and the effective tax rate were $5.0 million and 37.4%, respectively, for the twenty-six weeks ended June 25, 2016, and $2.0 million and 38.6%, respectively, for the twenty-six weeks ended June 27, 2015.
(5)    Debt Obligations
In February 2016, the Company made a $10.0 million prepayment of the outstanding principal balance of its second amended and restated credit facility. As of June 25, 2016, the second amended and restated credit facility had an outstanding balance of $85.5 million that bore interest at 3.13%. In connection with the prepayments of $10.0 million and $37.0 million in 2016 and 2015, respectively, under the second amended and restated credit facility, there are no scheduled principal payments due until maturity in March 2020.
The second amended and restated senior secured credit facility is secured by substantially all assets of the Company and requires compliance with certain financial and non-financial covenants. As of June 25, 2016, the Company was in compliance with all financial covenants.
On June 30, 2016, the Company completed a refinancing of its outstanding debt obligations. Refer to footnote 9 for a discussion of the subsequent event.
(6)    Commitments and Contingencies
Wingstop Restaurants, Inc. (“WRI”) leases certain office and retail space and equipment under non-cancelable operating leases with terms expiring at various dates through June 2031.
A schedule of future minimum rental payments required under our operating leases, excluding contingent rent, that have initial or remaining non-cancelable lease terms in excess of one year, as of June 25, 2016, is as follows (in thousands):

Remainder of fiscal year 2016	$840
Fiscal year 2017	1,697
Fiscal year 2018	1,510
Fiscal year 2019	1,276
Fiscal year 2020	1,150
Fiscal year 2021	994
Thereafter	4,357
Total	$11,824
Rent expense under cancelable and non-cancelable leases was $456,000 and $487,000 for the thirteen weeks ended June 25, 2016 and June 27, 2015, respectively, and $921,000 and $959,000 for the twenty-six weeks ended June 25, 2016 and June 27, 2015, respectively.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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
(7)    Stock-Based Compensation
The following table summarizes stock option activity (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 26, 2015	1,177	$4.66	$21,059	7.7
Granted	25	$26.16
Exercised	(99)	$2.87
Canceled	(94)	$5.99
Outstanding - June 25, 2016	1,009	$5.24	$22,178	7.3
The total grant-date fair value of stock options vested during the twenty-six weeks ended June 25, 2016 was $566,000. The total intrinsic value of stock options exercised during the twenty-six weeks ended June 25, 2016 was $2.2 million.
The Company granted 11,724 shares of restricted stock awards during the twenty-six weeks ended June 25, 2016 with a weighted average grant date fair value of $25.59. The fair value of the non-vested restricted stock awards is based on the closing price on the date of grant. All of the outstanding restricted stock awards are non-vested and will be recognized over a weighted average period of approximately 3.4 years.
Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized $253,000 in stock compensation expense for the twenty-six weeks ended June 25, 2016, with a corresponding increase to additional paid-in-capital. As of June 25, 2016, there was $3.0 million of total unrecognized stock compensation expense related to non-vested stock options and restricted stock awards, which will be recognized over a weighted average period of approximately 2.5 years. Stock compensation expense is included in SG&A in the Consolidated Statement of Operations.
(8)    Business Segments
The Franchise segment consists of domestic and international franchise restaurants, which represent the majority of our system-wide restaurants. As of June 25, 2016, the franchise operations segment consisted of 894 restaurants operated by Wingstop franchisees in the United States and five countries outside of the United States as compared to 766 franchised restaurants in operation domestically and across six countries outside of the United States as of June 27, 2015. Franchise operations revenue consists primarily of franchise royalty revenue, sales of franchise and development fees and international territory fees.
As of June 25, 2016, the Company segment consisted of 20 company-owned restaurants, located only in the United States, as compared to 19 company-owned restaurants as of June 27, 2015. Company restaurant sales are for food and beverage sales at company-owned restaurants. Company restaurant expenses are operating expenses at company-owned restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Information on segments and a reconciliation to income before taxes are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Revenue:
Franchise segment	$14,305	$11,400	$27,803	$22,557
Company segment	8,418	7,832	16,994	15,701
Total segment revenue	$22,723	$19,232	$44,797	$38,258

Segment Profit:
Franchise segment	$6,223	$5,022	$12,595	$10,076
Company segment	1,269	1,512	2,975	2,829
Total segment profit	7,492	6,534	15,570	12,905
Corporate and other (1)	252	4,128	702	5,548
Interest expense, net	707	1,177	1,468	1,964
Other (income) expense, net	10	257	38	286
Income before taxes	$6,523	$972	$13,362	$5,107
(1) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of management fees and expenses associated with the refinancings of our credit agreement and our public offerings.
(9)    Subsequent Events
On June 30, 2016, the Company entered into a new senior secured credit facility (the “Credit Facility”), which replaced the Company’s second amended and restated credit facility dated March 18, 2015. The Credit Facility includes a term loan facility in an aggregate amount of $70.0 million and a revolving credit facility up to an aggregate amount of $110.0 million. The Company used the proceeds from the Credit Facility and cash on hand to refinance $85.5 million of indebtedness under the Company’s March 2015 debt facility and to pay a dividend of $83.2 million to its shareholders. Borrowings under the facility bear interest, payable quarterly, at our option, at the base rate plus a margin (1.00% to 2.00%, dependent on the Company’s reported leverage ratio) or LIBOR plus a margin (2.00% to 3.00%, dependent on the Company’s reported leverage ratio). The Credit Facility matures in June 2021.
On June 30, 2016, the Board of Directors of the Company declared a special cash dividend of $2.90 per share payable on July 15, 2016 to its holders of common stock of record as of July 12, 2016.

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

Founded in 1994 in Garland, Texas, we have sold approximately 4 billion wings since our inception. Today, Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of June 25, 2016, we had a total 914 restaurants across 39 states and six countries in our system. Our restaurant base is 98% franchised, with 894 franchised locations (including 63 international locations) and 20 company-owned restaurants.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Domestic Franchised Activity:
Beginning of period	796	681	767	652
Openings	36	34	65	63
Closures	(1)	(1)	(1)	(1)
Restaurants end of period	831	714	831	714

Domestic Company-Owned Activity:
Beginning of period	19	19	19	19
Openings	1	—	1	—
Closures	—	—	—	—
Restaurants end of period	20	19	20	19

Total Domestic Restaurants	851	733	851	733

International Franchised Activity:
Beginning of period	58	45	59	41
Openings	5	7	7	12
Closures	—	—	(3)	(1)
Restaurants end of period	63	52	63	52

Total System-wide Restaurants	914	785	914	785
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
The following table sets forth our key performance indicators as well as our total revenue and net income for the thirteen and twenty-six weeks ended June 25, 2016 and June 27, 2015 (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Number of system-wide restaurants open at end of period	914	785	914	785
System-wide sales (1)	$235,285	$202,793	$471,090	$402,010
Domestic restaurant AUV	$1,123	$1,110	$1,123	$1,110
System-wide domestic same store sales growth	3.1%	9.0%	3.8%	9.9%
Company-owned domestic same store sales growth	6.8%	9.5%	7.9%	9.5%
Total revenue	$22,723	$19,232	$44,797	$38,258
Net income	$4,079	$584	$8,369	$3,138
Adjusted EBITDA (2)	$8,309	$7,247	$17,226	$14,441

(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.6% and 3.9% for the thirteen and twenty-six weeks ended June 25, 2016 and June 27, 2015, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
We define “EBITDA” as net income before interest expense, net, income tax expense, and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for management fees and expense reimbursement, management agreement termination fees, transaction costs, gains and losses on the disposal of assets, and stock-based compensation expense. There were no gains and losses on disposal of assets during the fiscal quarters ended June 25, 2016 and June 27, 2015. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations period over period and would ordinarily add back non-cash expenses such as depreciation and amortization, as well as items that are not part of normal day-to-day operations of our business.
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
The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and twenty-six weeks ended June 25, 2016 and June 27, 2015 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net income	$4,079	$584	$8,369	$3,138
Interest expense, net	707	1,177	1,468	1,964
Income tax expense	2,444	388	4,993	1,969
Depreciation and amortization	727	645	1,441	1,308
EBITDA	$7,957	$2,794	$16,271	$8,379
Additional adjustments:
Management agreement termination fee (a)	—	3,297	—	3,297
Management fees (b)	—	120	—	237
Transaction costs (c)	252	883	702	2,186
Stock-based compensation expense (d)	100	153	253	342
Adjusted EBITDA	$8,309	$7,247	$17,226	$14,441

(a) Represents a one-time fee of $3.3 million that was paid in consideration for the termination of our management agreement with Roark Capital Management, LLC during the thirteen and twenty-six weeks ended June 27, 2015.
(b) Includes management fees and other out-of-pocket expenses paid to Roark Capital Management, LLC.
(c) Represents costs and expenses related to refinancings of our credit agreement and our public offerings; all transaction costs are included in SG&A with the exception of $172,000 that is included in Other expense, net during the thirteen and twenty-six weeks ended June 27, 2015.
(d) Includes non-cash, stock-based compensation.

Results of Operations
Thirteen Weeks Ended June 25, 2016 compared to Thirteen Weeks Ended June 27, 2015
The following table sets forth our results of operations for the thirteen weeks ended June 25, 2016 and June 27, 2015 (in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	June 25, 2016	June 27, 2015	$	%
Revenue:
Royalty revenue and franchise fees	$14,305	$11,400	$2,905	25.5%
Company-owned restaurant sales	8,418	7,832	586	7.5%
Total revenue	22,723	19,232	3,491	18.2%
Costs and expenses:
Cost of sales (1)	6,184	5,516	668	12.1%
Selling, general and administrative	8,572	10,665	(2,093)	(19.6)%
Depreciation and amortization	727	645	82	12.7%
Total costs and expenses	15,483	16,826	(1,343)	(8.0)%
Operating income	7,240	2,406	4,834	200.9%
Interest expense, net	707	1,177	(470)	(39.9)%
Other expense, net	10	257	(247)	(96.1)%
Income before income tax expense	6,523	972	5,551	571.1%
Income tax expense	2,444	388	2,056	529.9%
Net income	$4,079	$584	$3,495	598.5%

(1) Exclusive of depreciation and amortization, shown separately.
Total revenue. During the thirteen weeks ended June 25, 2016, total revenue was $22.7 million, an increase of $3.5 million, or 18.2%, compared to $19.2 million in the comparable period in 2015.
Royalty revenue and franchise fees. During the thirteen weeks ended June 25, 2016, royalty revenue and franchise fees were $14.3 million, an increase of $2.9 million, or 25.5%, compared to $11.4 million in the comparable period in 2015. Royalty revenue increased $1.8 million primarily due to an increase in the number of franchised restaurants from 766 at June 27, 2015 to 894 at June 25, 2016 and domestic same store sales growth of 3.1%. Franchise fees were comparable to the prior year period, as 41 franchised restaurants opened during both the thirteen weeks ended June 25, 2016 and June 27, 2015. Other revenue increased $1.0 million due to contributions received for the franchisee convention. The convention is held every 18 months, and there was no convention in 2015.
Company-owned restaurant sales. During the thirteen weeks ended June 25, 2016, company-owned restaurant sales were $8.4 million, an increase of $0.6 million, compared to $7.8 million in the comparable period in 2015. The increase is the result of company-owned domestic same store sales growth of 6.8% and the opening of one company-owned restaurant during the thirteen weeks ended June 25, 2016.
Cost of sales. During the thirteen weeks ended June 25, 2016, cost of sales was $6.2 million, an increase of $0.7 million, or 12.1%, compared to $5.5 million in the comparable period in 2015. Cost of sales as a percentage of company-owned restaurant sales was 73.5% in the quarter ended June 25, 2016 compared to 70.5% in the prior year.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	June 25, 2016	As a % of company-owned restaurant sales	June 27, 2015	As a % of company-owned restaurant sales

Cost of sales:
Food, beverage and packaging costs	$3,213	38.2%	$2,857	36.5%
Labor costs	1,869	22.2%	1,620	20.7%
Other restaurant operating expenses	1,440	17.1%	1,215	15.5%
Vendor rebates	(338)	(4.0)%	(176)	(2.2)%
Total cost of sales	$6,184	73.5%	$5,516	70.5%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 38.2% in the thirteen weeks ended June 25, 2016 compared to 36.5% in the comparable period in 2015. The increase is primarily due to a 7.8% increase in commodities rates for bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 22.2% for the thirteen weeks ended June 25, 2016 compared to 20.7% in the comparable period in 2015. The increase as a percentage of company-owned restaurant sales is primarily due to investments in roster sizes and staffing to support the continued sales growth in our company-owned restaurants.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 17.1% for the thirteen weeks ended June 25, 2016 compared to 15.5% in the comparable period in 2015. The increase as a percentage of company-owned restaurant sales is primarily due to pre-opening expenses associated with the opening of a new company-owned restaurant during the thirteen weeks ended June 25, 2016, as well as increased rent expense associated with the expansion of one restaurant.
Vendor rebates increased $0.2 million primarily due to contributions received from vendors during the thirteen weeks ended June 25, 2016 related to the franchisee convention.
 Selling, general and administrative. During the thirteen weeks ended June 25, 2016, SG&A expense was $8.6 million, a decrease of $2.1 million compared to $10.7 million in the comparable period in 2015. SG&A expense included nonrecurring costs of $0.3 million related to the refinancing of our credit agreement that was completed subsequent to close of the current fiscal quarter, compared to nonrecurring expenses in the prior year period, which included a one-time fee of $3.3 million, paid in consideration for the termination of our management agreement with Roark Capital Management, $0.7 million of transaction expenses associated with our initial public offering, and $0.1 million of management fees paid to Roark Capital Management. The decrease in non-recurring costs was partially offset by $1.1 million of expenses incurred associated with our franchisee convention and increases related to headcount additions and other recurring costs associated with being a public company during the thirteen weeks ended June 25, 2016.
Depreciation and amortization. During the thirteen weeks ended June 25, 2016, depreciation expense was $0.7 million, an increase of $0.1 million, or 12.7%, compared to $0.6 million in the comparable period in 2015.
Interest expense, net. During the thirteen weeks ended June 25, 2016, interest expense was $0.7 million, a decrease of $0.5 million, or 39.9%, compared to $1.2 million in the comparable period in 2015. The decrease is primarily due to a decrease in the principal amount of indebtedness and a decrease in the applicable interest rate associated with the credit facility as compared to the prior year period.
Other expense, net. During the thirteen weeks ended June 25, 2016, other expense, net decreased $0.2 million, primarily attributable to $172,000 of previously capitalized financing costs which were expensed in the prior year period as a result of the $32.0 million prepayment of long-term debt under our second amended and restated credit facility in June 2015.
Income tax expense. Income tax expense was $2.4 million in the thirteen weeks ended June 25, 2016, yielding an annual effective tax rate of 37.5%, compared to an annual effective tax rate of 39.9% in the prior year. The reduction in the rate is largely driven by a decrease in the effective state rate, driven by a shift in state apportionment rates and total revenue mix.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	June 25, 2016	June 27, 2015	$	%
Revenue:
Franchise segment	$14,305	$11,400	$2,905	25.5%
Company segment	8,418	7,832	586	7.5%
Total segment revenue	$22,723	$19,232	$3,491	18.2%

Segment Profit:
Franchise segment	$6,223	$5,022	$1,201	23.9%
Company segment	1,269	1,512	(243)	(16.1)%
Total segment profit	$7,492	$6,534	$958	14.7%

Franchise segment. During the thirteen weeks ended June 25, 2016, franchise segment revenue was $14.3 million, an increase of $2.9 million, or 25.5%, compared to $11.4 million in the comparable period in 2015. The increase was due to 128 net franchise restaurant openings since June 27, 2015, domestic same store sales growth of 3.1%, and vendor contributions of $0.9 million received for the franchisee convention.
During the thirteen weeks ended June 25, 2016, franchise segment profit was $6.2 million, an increase of $1.2 million, or 23.9%, compared to $5.0 million in the comparable period in 2015 primarily due to the growth in revenue.
Company segment. During the thirteen weeks ended June 25, 2016, company-owned restaurant sales were $8.4 million, an increase of $0.6 million, compared to $7.8 million in the comparable period in 2015. The increase is primarily due to company-owned domestic same store sales growth of 6.8% and the opening of one company-owned restaurant during the thirteen weeks ended June 25, 2016.
During the thirteen weeks ended June 25, 2016, company segment profit was $1.3 million, a decrease of $0.2 million, or 16.1%, compared to $1.5 million in the comparable period in 2015. The decrease was primarily due to a 7.8% increase in commodities rates for bone-in-chicken wings, investments in roster sizes and staffing to support the continued sales grown in our company-owned restaurants, and increases in rent and pre-opening expenses as compared to the prior year period.

Twenty-Six Weeks Ended June 25, 2016 compared to Twenty-Six Weeks Ended June 27, 2015
The following table sets forth our results of operations for the twenty-six weeks ended June 25, 2016 and June 27, 2015 (in thousands):

	Twenty-Six Weeks Ended		Increase / (Decrease)
	June 25, 2016	June 27, 2015	$	%
Revenue:
Royalty revenue and franchise fees	$27,803	$22,557	$5,246	23.3%
Company-owned restaurant sales	16,994	15,701	1,293	8.2%
Total revenue	44,797	38,258	6,539	17.1%
Costs and expenses:
Cost of sales (1)	12,261	11,252	1,009	9.0%
Selling, general and administrative	16,227	18,341	(2,114)	(11.5)%
Depreciation and amortization	1,441	1,308	133	10.2%
Total costs and expenses	29,929	30,901	(972)	(3.1)%
Operating income	14,868	7,357	7,511	102.1%
Interest expense, net	1,468	1,964	(496)	(25.3)%
Other expense, net	38	286	(248)	(86.7)%
Income before income tax expense	13,362	5,107	8,255	161.6%
Income tax expense	4,993	1,969	3,024	153.6%
Net income	$8,369	$3,138	$5,231	166.7%

(1) Exclusive of depreciation and amortization, shown separately.
Total revenue. During the twenty-six weeks ended June 25, 2016, total revenue was $44.8 million, an increase of $6.5 million, or 17.1%, compared to $38.3 million in the comparable period in 2015.
Royalty revenue and franchise fees. During the twenty-six weeks ended June 25, 2016, royalty revenue and franchise fees were $27.8 million, an increase of $5.2 million, or 23.3%, compared to $22.6 million in the comparable period in 2015. Royalty revenue increased $3.8 million primarily due to an increase in the number of franchised restaurants from 766 at June 27, 2015 to 894 at June 25, 2016 and domestic same store sales growth of 3.8%. Franchise fees increased $0.3 million primarily due to fees recognized from the termination of our franchise agreements in connection with our exit from the Russian market. Other revenue increased $1.1 million due to vendor contributions received for the franchisee convention.
Company-owned restaurant sales. During the twenty-six weeks ended June 25, 2016, company-owned restaurant sales were $17.0 million, an increase of $1.3 million, compared to $15.7 million in the comparable period in 2015. The increase is the result of company-owned domestic same store sales growth of 7.9% and the opening of one company-owned restaurant during the twenty-six weeks ended June 25, 2016.
Cost of sales. During the twenty-six weeks ended June 25, 2016, cost of sales was $12.3 million, an increase of $1.0 million, or 9.0%, compared to $11.3 million in the comparable period in 2015. Cost of sales as a percentage of company-owned restaurant sales was 72.1% in the quarter ended June 25, 2016 compared to 71.7% in the prior year.

The table below presents the major components of cost of sales (dollars in thousands):

	Twenty-Six Weeks Ended
	June 25, 2016	As a % of company-owned restaurant sales	June 27, 2015	As a % of company-owned restaurant sales

Cost of sales:
Food, beverage and packaging costs	$6,425	37.8%	$5,922	37.7%
Labor costs	3,607	21.2%	3,244	20.7%
Other restaurant operating expenses	2,755	16.2%	2,438	15.5%
Vendor rebates	(526)	(3.1)%	(352)	(2.2)%
Total cost of sales	$12,261	72.1%	$11,252	71.7%

Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 37.8% in the twenty-six weeks ended June 25, 2016 compared to 37.7% in the comparable period in 2015. The increase is primarily due to a 2.9% increase in commodities rates for bone-in chicken wings.
Labor costs as a percentage of company-owned restaurant sales were 21.2% for the twenty-six weeks ended June 25, 2016 compared to 20.7% in the comparable period in 2015. The increase as a percentage of company-owned restaurant sales is primarily due to investments in roster sizes and staffing to support the continued sales growth in our company-owned restaurants.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 16.2% for the twenty-six weeks ended June 25, 2016 compared to 15.5% in the comparable period in 2015. The increase as a percentage of company-owned restaurant sales is primarily due to increased rent expense over the prior year, as well as pre-opening expenses associated with the opening of a new company-owned restaurant during the twenty-six weeks ended June 25, 2016.
Vendor rebates increased $0.2 million primarily due to a vendor rebate received during the twenty-six weeks ended June 25, 2016 related to the franchisee convention.
 Selling, general and administrative. During the twenty-six weeks ended June 25, 2016, SG&A expense was $16.2 million, a decrease of $2.1 million compared to $18.3 million in the comparable period in 2015. SG&A expense included nonrecurring costs of $0.7 million related to the follow-on offering incurred during the current period and the refinancing of our credit agreement, compared to nonrecurring expenses in the prior year period, which included a one-time fee of $3.3 million, paid in consideration for the termination of our management agreement with Roark Capital Management, $2.0 million of nonrecurring costs associated with our preparation to become a public company, and $0.2 million of management fees paid to Roark Capital Management. The decrease in non-recurring costs in the current period was partially offset by $1.1 million of expenses related to the franchisee convention and increases related to headcount additions and other recurring costs associated with being a public company.
Depreciation and amortization. During the twenty-six weeks ended June 25, 2016, depreciation expense was $1.4 million, an increase of $0.1 million, or 10.2%, compared to $1.3 million in the comparable period in 2015
Interest expense, net. During the twenty-six weeks ended June 25, 2016, interest expense was $1.5 million, a decrease of $0.5 million, or 25.3%, compared to $2.0 million in the comparable period in 2015. The decrease is primarily due to a decrease in the principal amount of indebtedness and a decrease in the applicable interest rate associated with the credit facility as compared to the prior year period.
Other expense, net. During the twenty-six weeks ended June 25, 2016, other expense, net decreased $0.2 million, primarily attributable to $172,000 of previously capitalized financing costs which were expensed in the prior year period as a result of the $32.0 million prepayment of long-term debt under our second amended and restated credit facility in June 2015.
Income tax expense. Income tax expense was $5.0 million in the twenty-six weeks ended June 25, 2016, yielding an annual effective tax rate of 37.4%, compared to an annual effective tax rate of 38.6% in the prior year. The reduction in the rate is largely driven by a decrease in the effective state rate, driven by a shift in state apportionment rates and total revenue mix.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (dollars in thousands):

	Twenty-Six Weeks Ended		Increase / (Decrease)
	June 25, 2016	June 27, 2015	$	%
Revenue:
Franchise segment	$27,803	$22,557	$5,246	23.3%
Company segment	16,994	15,701	1,293	8.2%
Total segment revenue	$44,797	$38,258	$6,539	17.1%

Segment Profit:
Franchise segment	$12,595	$10,076	$2,519	25.0%
Company segment	2,975	2,829	146	5.2%
Total segment profit	$15,570	$12,905	$2,665	20.7%

Franchise segment. During the twenty-six weeks ended June 25, 2016, franchise segment revenue was $27.8 million, an increase of $5.2 million, or 23.3%, compared to $22.6 million in the comparable period in 2015. The increase was due to 128 net franchise restaurant openings since June 27, 2015, domestic same store sales growth of 3.8%, and vendor contributions of $0.9 million received for the franchisee convention.
During the twenty-six weeks ended June 25, 2016, franchise segment profit was $12.6 million, an increase of $2.5 million, or 25.0%, compared to $10.1 million in the comparable period in 2015 primarily due to the growth in revenue.
Company segment. During the twenty-six weeks ended June 25, 2016, company-owned restaurant sales were $17.0 million, an increase of $1.3 million, compared to $15.7 million in the comparable period in 2015. The increase is primarily due to company-owned domestic same store sales growth of 7.9% and the opening of one company-owned restaurant during the twenty-six weeks ended June 25, 2016.
During the twenty-six weeks ended June 25, 2016, company segment profit was $3.0 million, an increase of $0.1 million, or 5.2%, compared to $2.8 million in the comparable period in 2015. The increase was primarily due to the company-owned same store sales increase of 7.9% and menu price increases, which were partially offset by a 2.9% increase in commodities rates for bone-in chicken wings and investments in roster sizes and staffing to support the continued sales growth in our company-owned restaurants.
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
The following table shows summary cash flows information for the twenty-six weeks ended June 25, 2016 and June 27, 2015 (in thousands):

	Twenty-Six Weeks Ended
	June 25, 2016	June 27, 2015
Net cash provided by (used in):
Operating activities	$9,347	$863
Investing activities	(975)	(333)
Financing activities	(9,048)	(5,378)
Net change in cash and cash equivalents	$(676)	$(4,848)

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
Net cash provided by operating activities was $9.3 million in the twenty-six weeks ended June 25, 2016, an increase of $8.5 million, from $0.9 million in 2015 primarily due to an increase in net income from the prior period and working capital changes.
Investing activities. Our net cash used in investing activities was $1.0 million in the twenty-six weeks ended June 25, 2016, an increase of $0.6 million, from $0.3 million used in investing activities in 2015. The increase was due to an increase in capital expenditures over the comparable period.
Financing activities. Our net cash used in financing activities was $9.0 million in the twenty-six weeks ended June 25, 2016, an increase of $3.7 million, from cash used in financing activities of $5.4 million in 2015. The Company made principal payments of $10.0 million in the current period. In the twenty-six weeks ended June 27, 2015, the Company completed a debt refinancing, increasing the debt balance by net borrowings of $6.8 million. In June 2015, we completed our initial public offering, in which we received proceeds, net of underwriter discounts and commissions and offering expenses, of approximately $35.0 million. The proceeds, along with available cash on hand, were used for a subsequent dividend payout to shareholders totaling $48.0 million.
Senior secured credit facility. In March 2015, we amended and restated the senior secured credit facility. In connection with the amended and restated credit facility, the facility size was increased to $137.5 million and is comprised of a $132.5 million term loan and a $5.0 million revolving credit facility. The previous credit facility included a term loan of $102.5 million and a revolving credit facility of $5.0 million. We used a portion of the proceeds from the amended and restated credit facility and cash on hand to pay a dividend of $48.0 million to our stockholders. Borrowings under the credit facility bear interest, payable quarterly, at the base rate plus a margin (1.50% to 2.25%, dependent on our reported leverage ratio) or LIBOR plus a margin (2.50% to 3.25%, dependent on our reported leverage ratio), at the Company’s discretion. The second amended and restated credit facility also extended the maturity date of the senior secured credit facility from December 2018 to March 2020. Subject to certain conditions, the Company has the ability to increase the size of the second senior secured credit facility by up to an additional $30.0 million.
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
The senior secured credit facility is secured by substantially all of our assets and requires compliance with certain financial and non-financial covenants, including fixed charge coverage and leverage. We were in compliance with these covenants as of June 25, 2016. Failure to comply with these covenants in the future could cause an acceleration of outstanding amounts under the term loan and restrict us from borrowing under the revolving credit facility to fund our liquidity requirements.
Contractual Obligations
In connection with our prepayments of $10.0 million and $37.0 million of long-term debt under our second amended and restated credit facility during 2016 and 2015, respectively, we have no scheduled principal payments due until maturity in March 2020.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of June 25, 2016.
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
Recent Accounting Pronouncements
JOBS Act. We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We have availed ourselves of the reduced reporting obligations and executive compensation disclosure in the Registration Statement, and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings.
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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 30.1% and 29.6% of our company-owned restaurant cost of sales during the twenty-six weeks ended June 25, 2016 and June 27, 2015, respectively, with an average price per pound of $1.92 and $1.87, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.4 million during the twenty-six weeks ended June 25, 2016. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing agreements with our suppliers, these agreements cover our physical commodity needs, are not net-settled, and are accounted for as normal purchases.
Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under our senior secured credit facility, which bears interest at variable rates. As of June 25, 2016, we had $85.5 million outstanding under our credit facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. A hypothetical 1.0% percentage point increase or decrease in the interest rate associated with our credit facilities would have resulted in a $0.9 million impact on interest expense on an annualized basis. We have entered into interest rate cap agreements which cap LIBOR at 2.50% through December 2016 for a notional amount of $66.9 million and through March 2018 for a notional amount of $18.2 million.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 25, 2016, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

Wingstop Inc.
(Registrant)

Date:	August 5, 2016	By:	/s/ Charles R. Morrison
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2016	By:	/s/ Michael F. Mravle
Chief Financial Officer
(Principal Financial and Accounting Officer)