Form 10-Q
period 2016-09-24
Wingstop Inc.
filed 2016-11-02
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On November 2, 2016 there were 28,747,392 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	September 24, 2016	December 26, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,828	$10,690
Accounts receivable, net	2,529	3,404
Prepaid expenses and other current assets	2,899	1,752
Advertising fund assets, restricted	2,114	3,774
Total current assets	11,370	19,620
Property and equipment, net	4,871	4,593
Goodwill	45,128	45,128
Trademarks	32,700	32,700
Customer relationships, net	17,279	18,296
Other non-current assets	991	313
Total assets	$112,339	$120,650
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$1,693	$1,360
Other current liabilities	8,553	7,436
Current portion of debt	3,500	—
Advertising fund liabilities, restricted	2,114	3,774
Total current liabilities	15,860	12,570
Long-term debt, net	153,933	95,008
Deferred revenues, net of current	7,272	7,623
Deferred income tax liabilities, net	12,950	13,018
Other non-current liabilities	2,273	2,104
Total liabilities	192,288	130,323
Commitments and contingencies (see note 6)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,731,042 and 28,581,182 shares issued and outstanding as of September 24, 2016 and December 26, 2015, respectively	287	286
Additional paid-in-capital	185	36,870
Accumulated deficit	(80,421)	(46,829)
Total stockholders' deficit	(79,949)	(9,673)
Total liabilities and stockholders' deficit	$112,339	$120,650

See accompanying notes to consolidated financial statements

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015

Revenue:
Royalty revenue and franchise fees	$13,660	$11,587	$41,463	$34,144
Company-owned restaurant sales	8,150	7,547	25,144	23,248
Total revenue	21,810	19,134	66,607	57,392
Costs and expenses:
Cost of sales (1)	6,091	5,328	18,352	16,580
Selling, general and administrative	8,893	7,317	25,120	25,658
Depreciation and amortization	746	636	2,187	1,944
Total costs and expenses	15,730	13,281	45,659	44,182
Operating income	6,080	5,853	20,948	13,210
Interest expense, net	1,390	800	2,858	2,764
Other expense, net	216	96	254	382
Income before income tax expense	4,474	4,957	17,836	10,064
Income tax expense	1,721	1,784	6,714	3,753
Net income	$2,753	$3,173	$11,122	$6,311

Earnings per share
Basic	$0.10	$0.11	$0.39	$0.23
Diluted	$0.09	$0.11	$0.38	$0.23

Weighted average shares outstanding
Basic	28,725	28,581	28,652	27,135
Diluted	29,014	28,891	28,991	27,438

Dividends per share	$2.90	$—	$2.90	$1.83

(1) exclusive of depreciation and amortization, shown separately
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 24, 2016	September 26, 2015

Operating activities
Net income	$11,122	$6,311
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,187	1,944
Excess tax benefit of stock-based compensation	(1,019)	(757)
Deferred income taxes	(68)	(660)
Stock-based compensation expense	392	492
Amortization of debt issuance costs	357	299
Changes in operating assets and liabilities:
Accounts receivable	875	(4)
Prepaid expenses and other assets	(98)	(991)
Accounts payable and other current liabilities	961	834
Deferred revenue	201	203
Other non-current liabilities (attributable to deferred rent and lease incentives)	169	210
Cash provided by operating activities	15,079	7,881

Investing activities
Purchases of property and equipment	(1,471)	(1,329)
Cash used in investing activities	(1,471)	(1,329)

Financing activities
Proceeds from issuance of common stock, net of expenses	—	34,651
Proceeds from exercise of stock options	459	478
Borrowings of long-term debt	165,000	40,000
Principal payments on long-term debt	(102,500)	(38,218)
Payment of deferred financing costs	(1,180)	(227)
Excess tax benefit of stock-based compensation	1,019	757
Dividends paid	(83,268)	(47,999)
Cash used in financing activities	(20,470)	(10,558)

Net change in cash and cash equivalents	(6,862)	(4,006)
Cash and cash equivalents at beginning of period	10,690	9,723
Cash and cash equivalents at end of period	$3,828	$5,717
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation
Basis of Presentation
Wingstop Inc. (“Wingstop” or the “Company”) is in the business of franchising and operating Wingstop restaurants. As of September 24, 2016, 862 franchised restaurants were in operation domestically and 67 international franchised restaurants were in operation across five countries. As of September 24, 2016, the Company owned and operated 20 restaurants.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of September 24, 2016 and December 26, 2015 and operating results are for the thirteen and thirty-nine weeks ended September 24, 2016 and September 26, 2015.
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
In April 2015, the FASB issued ASU No 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU clarified guidance in ASC 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015. The Company adopted this pronouncement during the first quarter of 2016 and applied the update on a retrospective basis, wherein the balance sheet of each period presented was adjusted to reflect the effects of applying the new

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

guidance. The Company reclassed deferred financing costs of $492,000 for the period ended December 26, 2015 from other non-current assets to long-term debt on the Consolidated Balance Sheets.
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
(2)    Earnings per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards, determined using the treasury stock method. For the thirteen weeks ended September 24, 2016 we had approximately 5,000 stock options outstanding which were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive. For the thirteen weeks ended September 26, 2015 all stock options had a dilutive effect; therefore none were excluded from the calculation of diluted earnings per share. For the thirty-nine weeks ended September 24, 2016 and September 26, 2015, respectively, we had approximately 5,000 and 8,000 stock options outstanding which were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Basic weighted average shares outstanding	28,725	28,581	28,652	27,135
Dilutive stock options	289	310	339	303
Diluted weighted average shares outstanding	29,014	28,891	28,991	27,438
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	September 24, 2016		December 26, 2015
		Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Credit Facility:
Term loan facility (1)	Level 2	$70,000	$70,000	$95,500	$95,500
Revolving credit facility (1)	Level 2	$88,000	$88,000	$—	$—
(1) The fair value of long-term debt was estimated using available market information.
The Company also measures certain non-financial assets at fair value on a non-recurring basis, primarily long-lived assets, intangible assets and goodwill, in connection with our periodic evaluations of such assets for potential impairment.
(4)    Income Taxes
Income tax expense and the effective tax rate were $1.7 million and 38.5%, respectively, for the thirteen weeks ended September 24, 2016, and $1.8 million and 36.0%, respectively, for the thirteen weeks ended September 26, 2015. Income tax expense and the effective tax rate were $6.7 million and 37.6%, respectively, for the thirty-nine weeks ended September 24, 2016, and $3.8 million and 37.3%, respectively, for the thirty-nine weeks ended September 26, 2015.
(5)    Debt Obligations
On June 30, 2016, the Company entered into a $180.0 million new senior secured credit facility (the “Credit Facility”), which replaced the Company’s second amended and restated credit facility dated March 18, 2015. The Credit Facility includes a term loan facility in an aggregate amount of $70.0 million and a revolving credit facility up to an aggregate amount of $110.0 million. The Company used the proceeds from the Credit Facility and cash on hand to refinance $85.5 million of indebtedness under the Company’s March 2015 debt facility and to pay a dividend of $83.3 million to its shareholders. Borrowings under the term loan facility bear interest, payable quarterly, at our option, at the base rate plus a margin (1.00% to 2.00%, dependent on the Company’s reported leverage ratio) or LIBOR plus a margin (2.00% to 3.00%, dependent on the Company’s reported leverage ratio). The Credit Facility matures in June 2021. As of September 24, 2016, the term loan facility had an outstanding balance of $70.0 million that bears interest at 3.38%.
The revolving credit facility bears interest, payable quarterly, at our option, at the base rate plus a margin or LIBOR plus a margin, with all unpaid amounts due at maturity in June 2021. Any unused portion of the revolving credit facility bears a commitment fee (0.375% to 0.50%, dependent on the Company’s reported leverage ratio). As of September 24, 2016, the revolving credit facility had an outstanding balance of $88.0 million, which bears interest at 3.41%.
In conjunction with the Credit Facility, the Company evaluated the refinancing of the March 2015 second amended and restated credit facility and determined $90.0 million was accounted for as a debt modification and $90.0 million was new debt issuance. The Company incurred $1.3 million in financing costs of which $0.1 million was expensed and $1.2 million was capitalized and is being amortized using the effective interest rate method. Previously capitalized financing costs of $0.2 million were expensed as a result of the refinancing during the current period.
The Credit Facility is secured by substantially all assets of the Company and requires compliance with certain financial and non-financial covenants. As of September 24, 2016, the Company was in compliance with all financial covenants.
As of September 24, 2016, the scheduled principal payments on debt were as follows (in thousands):

Remainder of fiscal year 2016	$1,750
Fiscal year 2017	2,625
Fiscal year 2018	3,500
Fiscal year 2019	3,500
Fiscal year 2020	3,500
Fiscal year 2021	143,125
Total	$158,000

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(6)    Commitments and Contingencies
Wingstop Restaurants, Inc. (“WRI”) leases certain office and retail space and equipment under non-cancelable operating leases with terms expiring at various dates through July 2031.
A schedule of future minimum rental payments required under our operating leases, excluding contingent rent, that have initial or remaining non-cancelable lease terms in excess of one year, as of September 24, 2016, is as follows (in thousands):

Remainder of fiscal year 2016	$417
Fiscal year 2017	1,697
Fiscal year 2018	1,510
Fiscal year 2019	1,276
Fiscal year 2020	1,150
Fiscal year 2021	994
Thereafter	4,379
Total	$11,423
Rent expense under cancelable and non-cancelable leases was $479,000 and $531,000 for the thirteen weeks ended September 24, 2016 and September 26, 2015, respectively, and $1.4 million and $1.5 million for the thirty-nine weeks ended September 24, 2016 and September 26, 2015, respectively.
The Company is subject to legal proceedings, claims and liabilities, such as employment-related claims and premises-liability cases, which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of ultimate liability with respect to those actions should not have a material adverse impact on financial position, results of operations or cash flows.
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
(7)    Stock-Based Compensation
The following table summarizes stock option activity (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 26, 2015	1,177	$4.66	$21,059	7.7
Granted	36	$24.34
Exercised	(150)	$3.06
Canceled	(190)	$5.87
Outstanding - September 24, 2016	873	$5.10	$21,432	7.0
The total grant-date fair value of stock options vested during the thirty-nine weeks ended September 24, 2016 was $774,000. The total intrinsic value of stock options exercised during the thirty-nine weeks ended September 24, 2016 was $3.3 million.
The Company granted 11,724 shares of restricted stock awards during the thirty-nine weeks ended September 24, 2016 with a weighted average grant date fair value of $25.59. The fair value of the non-vested restricted stock awards is based on the closing

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

price on the date of grant. All of the outstanding restricted stock awards are non-vested and will be recognized over a weighted average period of approximately 3.2 years.
Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized $392,000 in stock compensation expense for the thirty-nine weeks ended September 24, 2016, with a corresponding increase to additional paid-in-capital. As of September 24, 2016, there was $2.9 million of total unrecognized stock compensation expense related to non-vested stock options and restricted stock awards, which will be recognized over a weighted average period of approximately 2.2 years. Stock compensation expense is included in SG&A in the Consolidated Statement of Operations.
(8)    Business Segments
The Franchise segment consists of domestic and international franchise restaurants, which represent the majority of our system-wide restaurants. As of September 24, 2016, the franchise operations segment consisted of 929 restaurants operated by Wingstop franchisees in the United States and five countries outside of the United States as compared to 788 franchised restaurants in operation as of September 26, 2015. Franchise operations revenue consists primarily of franchise royalty revenue, sales of franchise and development fees and international territory fees.
As of September 24, 2016, the Company segment consisted of 20 company-owned restaurants, located in the United States, as compared to 19 company-owned restaurants as of September 26, 2015. Company restaurant sales are for food and beverage sales at company-owned restaurants. Company restaurant expenses are operating expenses at company-owned restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.
Information on segments and a reconciliation to income before taxes are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Revenue:
Franchise segment	$13,660	$11,587	$41,463	$34,144
Company segment	8,150	7,547	25,144	23,248
Total segment revenue	$21,810	$19,134	$66,607	$57,392

Segment Profit:
Franchise segment	$6,199	$4,446	$18,794	$14,522
Company segment	1,236	1,407	4,211	4,236
Total segment profit	7,435	5,853	23,005	18,758
Corporate and other (1)	1,355	—	2,057	5,548
Interest expense, net	1,390	800	2,858	2,764
Other (income) expense, net	216	96	254	382
Income before taxes	$4,474	$4,957	$17,836	$10,064
(1) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of management fees, and expenses associated with the refinancings of our credit agreement and our public offerings.

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

Founded in 1994 in Garland, Texas, we have sold approximately 4 billion wings since our inception. Today, Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of September 24, 2016, we had a total 949 restaurants across 40 states and six countries in our system. Our restaurant base is 98% franchised, with 929 franchised locations (including 67 international locations) and 20 company-owned restaurants.
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
Follow-on Offerings. On March 9, 2016, we completed a follow-on offering of 6,612,500 shares of our common stock at a public offering price of $24.00 per share, which included 862,500 shares sold to the underwriters pursuant to their over-allotment option. All of these shares were offered by certain selling stockholders. We did not receive any proceeds from the offering.
On August 12, 2016, we completed a second follow-on offering of 6,000,000 shares of our common stock at a public offering price of $29.25 per share. All of these shares were offered by a certain selling stockholder, and we did not receive any proceeds from the offering.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Domestic Franchised Activity:
Beginning of period	831	714	767	652
Openings	31	24	96	87
Closures	—	(1)	(1)	(2)
Restaurants end of period	862	737	862	737

Domestic Company-Owned Activity:
Beginning of period	20	19	19	19
Openings	—	—	1	—
Closures	—	—	—	—
Restaurants end of period	20	19	20	19

Total Domestic Restaurants	882	756	882	756

International Franchised Activity:
Beginning of period	63	52	59	41
Openings	4	3	11	15
Closures	—	(4)	(3)	(5)
Restaurants end of period	67	51	67	51

Total System-wide Restaurants	949	807	949	807
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
The following table sets forth our key performance indicators as well as our total revenue and net income for the thirteen and thirty-nine weeks ended September 24, 2016 and September 26, 2015 (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Number of system-wide restaurants open at end of period	949	807	949	807
System-wide sales (1)	$235,975	$201,656	$707,077	$603,666
Domestic restaurant AUV	$1,126	$1,122	$1,126	$1,122
System-wide domestic same store sales growth	4.1%	6.3%	3.9%	8.7%
Company-owned domestic same store sales growth	4.8%	8.7%	6.9%	9.3%
Total revenue	$21,810	$19,134	$66,607	$57,392
Net income	$2,753	$3,173	$11,122	$6,311
Adjusted EBITDA (2)	$8,319	$6,543	$25,545	$20,984

(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.4% and 3.7% for the thirteen weeks ended September 24, 2016 and September 26, 2015, respectively, and was 3.5% and 3.9% for the thirty-nine weeks ended September 24, 2016 and September 26, 2015, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
We define “EBITDA” as net income before interest expense, net, income tax expense, and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for management fees and expense reimbursement, management agreement termination fees, transaction costs, gains and losses on the disposal of assets, and stock-based compensation expense. There were no gains and losses on disposal of assets during the thirteen and thirty-nine weeks ended September 24, 2016 and September 26, 2015. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations period over period and would ordinarily add back non-cash expenses such as depreciation and amortization, as well as items that are not part of normal day-to-day operations of our business.
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
The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 24, 2016 and September 26, 2015 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net income	$2,753	$3,173	$11,122	$6,311
Interest expense, net	1,390	800	2,858	2,764
Income tax expense	1,721	1,784	6,714	3,753
Depreciation and amortization	746	636	2,187	1,944
EBITDA	$6,610	$6,393	$22,881	$14,772
Additional adjustments:
Management agreement termination fee (a)	—	—	—	3,297
Management fees (b)	—	—	—	237
Transaction costs (c)	1,570	—	2,272	2,186
Stock-based compensation expense (d)	139	150	392	492
Adjusted EBITDA	$8,319	$6,543	$25,545	$20,984

(a) Represents a one-time fee of $3.3 million that was paid in consideration for the termination of our management agreement with Roark Capital Management, LLC during the thirty-nine weeks ended September 26, 2015.
(b) Includes management fees and other out-of-pocket expenses paid to Roark Capital Management, LLC.
(c) Represents costs and expenses related to refinancings of our credit agreement and our public offerings; all transaction costs are included in SG&A with the exception of $215,000 that is included in Other expense, net during the thirteen and thirty-nine weeks ended September 24, 2016 and $172,000 during the thirty-nine weeks ended September 26, 2015.
(d) Includes non-cash, stock-based compensation.

Results of Operations
Thirteen Weeks Ended September 24, 2016 compared to Thirteen Weeks Ended September 26, 2015
The following table sets forth our results of operations for the thirteen weeks ended September 24, 2016 and September 26, 2015 (in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	September 24, 2016	September 26, 2015	$	%
Revenue:
Royalty revenue and franchise fees	$13,660	$11,587	$2,073	17.9%
Company-owned restaurant sales	8,150	7,547	603	8.0%
Total revenue	21,810	19,134	2,676	14.0%
Costs and expenses:
Cost of sales (1)	6,091	5,328	763	14.3%
Selling, general and administrative	8,893	7,317	1,576	21.5%
Depreciation and amortization	746	636	110	17.3%
Total costs and expenses	15,730	13,281	2,449	18.4%
Operating income	6,080	5,853	227	3.9%
Interest expense, net	1,390	800	590	73.8%
Other expense, net	216	96	120	125.0%
Income before income tax expense	4,474	4,957	(483)	(9.7)%
Income tax expense	1,721	1,784	(63)	(3.5)%
Net income	$2,753	$3,173	$(420)	(13.2)%

(1) Exclusive of depreciation and amortization, shown separately.
Total revenue. During the thirteen weeks ended September 24, 2016, total revenue was $21.8 million, an increase of $2.7 million, or 14.0%, compared to $19.1 million in the comparable period in 2015.
Royalty revenue and franchise fees. During the thirteen weeks ended September 24, 2016, royalty revenue and franchise fees were $13.7 million, an increase of $2.1 million, or 17.9%, compared to $11.6 million in the comparable period in 2015. Royalty revenue increased $1.9 million primarily due to an increase in the number of franchised restaurants from 788 at September 26, 2015 to 929 at September 24, 2016 and domestic same store sales growth of 4.1%. Franchise fees increased $0.2 million driven by 35 franchised restaurant openings during the thirteen weeks ended September 24, 2016 compared to 27 franchise restaurant openings during the thirteen weeks ended September 26, 2015.
Company-owned restaurant sales. During the thirteen weeks ended September 24, 2016, company-owned restaurant sales were $8.2 million, an increase of $0.6 million, compared to $7.5 million in the comparable period in 2015. The increase is the result of company-owned domestic same store sales growth of 4.8% during the thirteen weeks ended September 24, 2016 and the addition of one company-owned restaurant opened during the second fiscal quarter of 2016.
Cost of sales. During the thirteen weeks ended September 24, 2016, cost of sales was $6.1 million, an increase of $0.8 million, or 14.3%, compared to $5.3 million in the comparable period in 2015. Cost of sales as a percentage of company-owned restaurant sales was 74.7% in the quarter ended September 24, 2016 compared to 70.7% in the prior year.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	September 24, 2016	As a % of company-owned restaurant sales	September 26, 2015	As a % of company-owned restaurant sales

Cost of sales:
Food, beverage and packaging costs	$2,932	36.0%	$2,701	35.8%
Labor costs	1,934	23.7%	1,559	20.7%
Other restaurant operating expenses	1,438	17.6%	1,244	16.5%
Vendor rebates	(213)	(2.6)%	(176)	(2.3)%
Total cost of sales	$6,091	74.7%	$5,328	70.7%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 36.0% in the thirteen weeks ended September 24, 2016 compared to 35.8% in the comparable period in 2015. The increase as a percentage of company-owned restaurant sales is primarily due to a shift in product mix during the thirteen weeks ended September 24, 2016. This was partially offset by a 1.9% decrease in commodities rates for bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 23.7% for the thirteen weeks ended September 24, 2016 compared to 20.7% in the comparable period in 2015. The increase as a percentage of company-owned restaurant sales is primarily due to investments in roster sizes and staffing to support the continued sales growth in our company-owned restaurants, as well as the ramp up of one company-owned restaurant that opened during the second fiscal quarter of 2016 as it gets to normal efficiency.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 17.6% for the thirteen weeks ended September 24, 2016 compared to 16.5% in the comparable period in 2015. The increase as a percentage of company-owned restaurant sales is primarily due to increased rent and repairs and maintenance expenses over the prior year associated with remodels as we continue to make investments for future growth.
For the thirteen weeks ended September 24, 2016 vendor rebates were $0.2 million, comparable to prior year.
 Selling, general and administrative. During the thirteen weeks ended September 24, 2016, SG&A expense was $8.9 million, an increase of $1.6 million compared to $7.3 million in the comparable period in 2015. The increase in SG&A expense is primarily due to nonrecurring costs of $1.4 million related to the refinancing of our credit agreement and subsequent dividend payout completed during the current fiscal quarter, compared to no nonrecurring expenses in the prior year period.
Depreciation and amortization. During the thirteen weeks ended September 24, 2016, depreciation expense was $0.7 million, an increase of $0.1 million, or 17.3%, compared to $0.6 million in the comparable period in 2015.
Interest expense, net. During the thirteen weeks ended September 24, 2016, interest expense was $1.4 million, an increase of $0.6 million, or 73.8%, compared to $0.8 million in the comparable period in 2015. The increase is primarily due to an increase in the principal amount of indebtedness and applicable interest rate related to the refinancing of our credit agreement in June 2016.
Other expense, net. During the thirteen weeks ended September 24, 2016, other expense, net increased $0.1 million, primarily attributable to $215,000 of previously capitalized financing costs which were expensed in the current period as a result of the refinancing of our credit agreement in June 2016. The increase was offset by a change in the fair value of the interest rate cap in the prior year period, which was terminated in June 2016.
Income tax expense. Income tax expense was $1.7 million in the thirteen weeks ended September 24, 2016, yielding an annual effective tax rate of 37.6%, comparable to an annual effective tax rate of 37.3% in the prior year.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	September 24, 2016	September 26, 2015	$	%
Revenue:
Franchise segment	$13,660	$11,587	$2,073	17.9%
Company segment	8,150	7,547	603	8.0%
Total segment revenue	$21,810	$19,134	$2,676	14.0%

Segment Profit:
Franchise segment	$6,199	$4,446	$1,753	39.4%
Company segment	1,236	1,407	(171)	(12.2)%
Total segment profit	$7,435	$5,853	$1,582	27.0%
Franchise segment. During the thirteen weeks ended September 24, 2016, franchise segment revenue was $13.7 million, an increase of $2.1 million, or 17.9%, compared to $11.6 million in the comparable period in 2015. The increase was due to 141 net franchise restaurant openings since September 26, 2015 and domestic same store sales growth of 4.1%.
During the thirteen weeks ended September 24, 2016, franchise segment profit was $6.2 million, an increase of $1.8 million, or 39.4%, compared to $4.4 million in the comparable period in 2015 primarily due to the growth in revenue.
Company segment. During the thirteen weeks ended September 24, 2016, company-owned restaurant sales were $8.2 million, an increase of $0.6 million, compared to $7.5 million in the comparable period in 2015. The increase is primarily due to company-owned domestic same store sales growth of 4.8% and the opening of one company-owned restaurant during the second fiscal quarter of 2016.
During the thirteen weeks ended September 24, 2016, company segment profit was $1.2 million, a decrease of $0.2 million, or 12.2%, compared to $1.4 million in the comparable period in 2015. The decrease was primarily due to investments in roster sizes and staffing to support the continued sales growth in our company-owned restaurants, and increases in rent and repairs and maintenance expenses as compared to the prior year period associated with remodels as we continue to make investments for future growth, offset by a 1.9% decrease in the commodities rates for bone-in chicken wings.

Thirty-Nine Weeks Ended September 24, 2016 compared to Thirty-Nine Weeks Ended September 26, 2015
The following table sets forth our results of operations for the thirty-nine weeks ended September 24, 2016 and September 26, 2015 (in thousands):

	Thirty-Nine Weeks Ended		Increase / (Decrease)
	September 24, 2016	September 26, 2015	$	%
Revenue:
Royalty revenue and franchise fees	$41,463	$34,144	$7,319	21.4%
Company-owned restaurant sales	25,144	23,248	1,896	8.2%
Total revenue	66,607	57,392	9,215	16.1%
Costs and expenses:
Cost of sales (1)	18,352	16,580	1,772	10.7%
Selling, general and administrative	25,120	25,658	(538)	(2.1)%
Depreciation and amortization	2,187	1,944	243	12.5%
Total costs and expenses	45,659	44,182	1,477	3.3%
Operating income	20,948	13,210	7,738	58.6%
Interest expense, net	2,858	2,764	94	3.4%
Other expense, net	254	382	(128)	(33.5)%
Income before income tax expense	17,836	10,064	7,772	77.2%
Income tax expense	6,714	3,753	2,961	78.9%
Net income	$11,122	$6,311	$4,811	76.2%

(1) Exclusive of depreciation and amortization, shown separately.
Total revenue. During the thirty-nine weeks ended September 24, 2016, total revenue was $66.6 million, an increase of $9.2 million, or 16.1%, compared to $57.4 million in the comparable period in 2015.
Royalty revenue and franchise fees. During the thirty-nine weeks ended September 24, 2016, royalty revenue and franchise fees were $41.5 million, an increase of $7.3 million, or 21.4%, compared to $34.1 million in the comparable period in 2015. Royalty revenue increased $5.7 million primarily due to an increase in the number of franchised restaurants from 788 at September 26, 2015 to 929 at September 24, 2016 and domestic same store sales growth of 3.9%. Franchise fees increased $0.5 million primarily due to fees recognized from the termination of franchise agreements, as well as an increase in store openings as compared to the prior year period. Other revenue increased $1.1 million due to vendor contributions received for the franchisee convention. The convention is held every 18 months, and there was no convention in 2015.
Company-owned restaurant sales. During the thirty-nine weeks ended September 24, 2016, company-owned restaurant sales were $25.1 million, an increase of $1.9 million, compared to $23.2 million in the comparable period in 2015. The increase is the result of company-owned domestic same store sales growth of 6.9% and the opening of one company-owned restaurant during the second fiscal quarter of 2016.
Cost of sales. During the thirty-nine weeks ended September 24, 2016, cost of sales was $18.4 million, an increase of $1.8 million, or 10.7%, compared to $16.6 million in the comparable period in 2015. Cost of sales as a percentage of company-owned restaurant sales was 73.0% in the quarter ended September 24, 2016 compared to 71.3% in the prior year.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirty-Nine Weeks Ended
	September 24, 2016	As a % of company-owned restaurant sales	September 26, 2015	As a % of company-owned restaurant sales

Cost of sales:
Food, beverage and packaging costs	$9,357	37.2%	$8,622	37.1%
Labor costs	5,541	22.0%	4,803	20.7%
Other restaurant operating expenses	4,194	16.7%	3,683	15.8%
Vendor rebates	(740)	(2.9)%	(528)	(2.3)%
Total cost of sales	$18,352	73.0%	$16,580	71.3%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 37.2% in the thirty-nine weeks ended September 24, 2016 compared to 37.1% in the comparable period in 2015. The increase is primarily due to a 1.4% increase in commodities rates for bone-in chicken wings.
Labor costs as a percentage of company-owned restaurant sales were 22.0% for the thirty-nine weeks ended September 24, 2016 compared to 20.7% in the comparable period in 2015. The increase as a percentage of company-owned restaurant sales is primarily due to investments in roster sizes and staffing to support the continued sales growth in our company-owned restaurants, as well as the ramp up of one company-owned restaurant that opened during the second fiscal quarter of 2016 as it gets to normal efficiency.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 16.7% for the thirty-nine weeks ended September 24, 2016 compared to 15.8% in the comparable period in 2015. The increase as a percentage of company-owned restaurant sales is primarily due to increased rent expense over the prior year, as well as pre-opening expenses associated with the opening of a new company-owned restaurant during the second fiscal quarter of 2016.
Vendor rebates increased $0.2 million primarily due to a vendor rebate received during the thirty-nine weeks ended September 24, 2016 related to the franchisee convention.
 Selling, general and administrative. During the thirty-nine weeks ended September 24, 2016, SG&A expense was $25.1 million, a decrease of $0.5 million compared to $25.7 million in the comparable period in 2015. SG&A expense in the current period included nonrecurring costs of $2.1 million related to the refinancing of our credit agreement and the follow-on offerings, compared to nonrecurring expenses of $5.5 million in the prior year period, which included a one-time fee of $3.3 million, paid in consideration for the termination of our management agreement with Roark Capital Management, $2.0 million of nonrecurring costs associated with our preparation to become a public company, and $0.2 million of management fees paid to Roark Capital Management. The decrease in non-recurring costs in the current period was partially offset by $1.1 million of expenses related to the 2016 franchisee convention and increases related to headcount additions and other recurring costs associated with being a public company incurred in the current fiscal year.
Depreciation and amortization. During the thirty-nine weeks ended September 24, 2016, depreciation expense was $2.2 million, an increase of $0.2 million, or 12.5%, compared to $1.9 million in the comparable period in 2015
Interest expense, net. During the thirty-nine weeks ended September 24, 2016, interest expense was $2.9 million, an increase of $0.1 million, or 3.4%, compared to $2.8 million in the comparable period in 2015. The increase is primarily due to an increase in the principal amount of indebtedness and an increase in the applicable interest rate related to the refinancing of our credit agreement in June 2016.
Other expense, net. During the thirty-nine weeks ended September 24, 2016, other expense, net decreased $0.1 million, primarily attributable to a change in the fair value of the interest rate cap, which was terminated in June 2016. The decrease was partially offset by $215,000 of previously capitalized financing costs which were expensed in the current period, compared to only $172,000 in the prior period.
Income tax expense. Income tax expense was $6.7 million in the thirty-nine weeks ended September 24, 2016, yielding an annual effective tax rate of 37.6%, comparable to an annual effective tax rate of 37.3% in the prior year.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (dollars in thousands):

	Thirty-Nine Weeks Ended		Increase / (Decrease)
	September 24, 2016	September 26, 2015	$	%
Revenue:
Franchise segment	$41,463	$34,144	$7,319	21.4%
Company segment	25,144	23,248	1,896	8.2%
Total segment revenue	$66,607	$57,392	$9,215	16.1%

Segment Profit:
Franchise segment	$18,794	$14,522	$4,272	29.4%
Company segment	4,211	4,236	(25)	(0.6)%
Total segment profit	$23,005	$18,758	$4,247	22.6%
Franchise segment. During the thirty-nine weeks ended September 24, 2016, franchise segment revenue was $41.5 million, an increase of $7.3 million, or 21.4%, compared to $34.1 million in the comparable period in 2015. The increase was due to 141 net franchise restaurant openings since September 26, 2015, domestic same store sales growth of 3.9%, and vendor contributions of $0.9 million received for the franchisee convention.
During the thirty-nine weeks ended September 24, 2016, franchise segment profit was $18.8 million, an increase of $4.3 million, or 29.4%, compared to $14.5 million in the comparable period in 2015 primarily due to the growth in revenue.
Company segment. During the thirty-nine weeks ended September 24, 2016, company-owned restaurant sales were $25.1 million, an increase of $1.9 million, compared to $23.2 million in the comparable period in 2015. The increase is primarily due to company-owned domestic same store sales growth of 6.9% and the opening of one company-owned restaurant during the thirty-nine weeks ended September 24, 2016.
During the thirty-nine weeks ended September 24, 2016, company segment profit was $4.2 million, comparable to prior year. An increase in company-owned same store sales of 6.9% was primarily offset by a 1.4% increase in commodities rates for bone-in chicken wings and investments in roster sizes and staffing to support the continued sales growth in our company-owned restaurants, as well as the ramp up of one company-owned restaurant that opened during the second fiscal quarter of 2016 as it gets to normal efficiency.
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
The following table shows summary cash flows information for the thirty-nine weeks ended September 24, 2016 and September 26, 2015 (in thousands):

	Thirty-Nine Weeks Ended
	September 24, 2016	September 26, 2015
Net cash provided by (used in):
Operating activities	$15,079	$7,881
Investing activities	(1,471)	(1,329)
Financing activities	(20,470)	(10,558)
Net change in cash and cash equivalents	$(6,862)	$(4,006)
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
Net cash provided by operating activities was $15.1 million in the thirty-nine weeks ended September 24, 2016, an increase of $7.2 million, from $7.9 million in 2015 primarily due to an increase in net income from the prior period and working capital changes.
Investing activities. Our net cash used in investing activities was $1.5 million in the thirty-nine weeks ended September 24, 2016, an increase of $0.1 million, from $1.3 million used in investing activities in 2015. The increase was due to an increase in capital expenditures over the comparable period.
Financing activities. Our net cash used in financing activities was $20.5 million in the thirty-nine weeks ended September 24, 2016, an increase of $9.9 million, from cash used in financing activities of $10.6 million in 2015. The increase was due to a dividend payout of $83.3 million to stockholders, compared to a dividend payout of $48.0 million in the prior period. This was partially offset by $35.0 million in net proceeds from the sale of common stock in our IPO in the prior period. Additionally, cash proceeds from net borrowings were $62.5 million in the thirty-nine weeks ended September 24, 2016, compared to net borrowings of $1.8 million in the comparable period in 2015.
Senior secured credit facility. In June 2016, the Company entered into a $180.0 million new senior secured credit facility, which replaced the Company’s second amended and restated credit facility dated March 18, 2015. In connection with the new senior secured credit facility, the facility size was increased to $180.0 million and is comprised of a $70.0 million term loan and a $110.0 million revolving credit facility. The previous credit facility included a term loan of $85.5 million and a revolving credit facility of $5.0 million. We used the proceeds from the new senior secured credit facility and cash on hand to refinance $85.5 million of indebtedness under the Company’s March 2015 credit facility and to pay a dividend of $83.3 million to our stockholders. Borrowings under the new senior secured credit facility bear interest, payable quarterly, at the base rate plus a margin (1.00% to 2.00%, dependent on our reported leverage ratio) or LIBOR plus a margin (2.00% to 3.00%, dependent on our reported leverage ratio), at the Company’s discretion. The new senior secured credit facility also extended the maturity date from March 2020 to June 2021. Subject to certain conditions, the Company has the ability to increase the size of the new senior secured credit facility by an additional $30.0 million.
We made principal prepayments of $10.0 million on our March 2015 credit facility and $7.0 million on our new senior secured credit facility in February 2016 and September 2016, respectively. As a result of the debt refinancing, principal installments for the new senior secured credit facility of $875,000 are due quarterly with all unpaid amounts due at maturity in June 2021.
The new senior secured credit facility is secured by substantially all of our assets and requires compliance with certain financial and non-financial covenants, including fixed charge coverage and leverage. We were in compliance with these covenants as of September 24, 2016. Failure to comply with these covenants in the future could cause an acceleration of outstanding amounts under the term loan and restrict us from borrowing under the revolving credit facility to fund our liquidity requirements.
Contractual Obligations
In connection with our new senior secured credit facility, principal payments of $875,000 are due quarterly with all unpaid amounts due at maturity in June 2021.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of September 24, 2016.
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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 28.8% and 29.2% of our company-owned restaurant cost of sales during the thirty-nine weeks ended September 24, 2016 and September 26, 2015, respectively, with an average price per pound of $1.85 and $1.83, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.5 million during the thirty-nine weeks ended September 24, 2016. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing agreements with our suppliers, these agreements cover our physical commodity needs, are not net-settled, and are accounted for as normal purchases.
Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under our senior secured credit facility, which bears interest at variable rates. As of September 24, 2016, we had $158.0 million outstanding under our credit facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. A hypothetical 1.0% percentage point increase or decrease in the interest rate associated with our credit facilities would have resulted in a $1.6 million impact on interest expense on an annualized basis.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 24, 2016, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

Wingstop Inc.
(Registrant)

Date:	November 2, 2016	By:	/s/ Charles R. Morrison
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2016	By:	/s/ Michael F. Mravle
Chief Financial Officer
(Principal Financial and Accounting Officer)