Form 10-K
period 2016-12-31
Wingstop Inc.
filed 2017-03-03
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of June 25, 2016, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $424.9 million, based on the closing price of the registrant’s common stock on such date, the last trading day of the registrant’s most recently completed second fiscal quarter.

As of March 3, 2017, there were 28,864,620 shares of common stock, par value of $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2017 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS
PART I
PART II
PART III
PART IV

Item 15.	Exhibits and Financial Statement Schedules	58
Signatures		59

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
We are the largest fast casual chicken wings-focused restaurant chain in the world, and have demonstrated strong, consistent growth on a national scale. Wings are our “center-of-the-plate” specialty. While other concepts include wings as add-on menu items or focus on wings in a bar or sports-centric setting, we are focused on wings, fries and sides, which generate approximately 92% of our sales.

We believe our simple and efficient restaurant operating model, low initial cash investment and compelling restaurant economics help drive continued system growth through both existing and new franchisees. Our focused restaurant operating model requires few ingredients and easy preparation within a small, flexible real estate footprint. During fiscal year 2016, carry-out orders constituted approximately 75% of our sales. We believe we offer an attractive investment opportunity for our franchisees as evidenced by our domestic average sales-to-investment ratio of 3.0x and the 88.9% increase in domestic restaurant count since the end of 2011. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating shareholder value through strong and consistent free cash flow and capital-efficient growth.
Our Industry
We operate in the rapidly growing, fast casual segment of the restaurant industry. According to Technomic, the fast casual segment generated approximately $43 billion of sales in 2015, representing an 11% increase from 2014. Technomic projects the fast casual segment will exceed $60 billion in annual sales by 2019. According to Technomic, 2015 total sales for restaurants categorized as limited service restaurants, or LSRs, which includes the fast casual segment, increased 5.2% to $255 billion. Fast casual concepts, such as Wingstop, attract customers away from other restaurant segments and, accordingly, are generating faster growth than the overall restaurant industry and increasing market share relative to other segments.

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

Compelling Unit Economics
We believe the growing popularity of the Wingstop experience and the operational simplicity of our restaurants translate into attractive economics at our franchised and company-owned locations. Existing franchisees accounted for approximately 79% of franchised restaurants opened in 2016 and 2015, which we believe further underscores our restaurant model’s financial appeal.
Upon opening, our restaurant volume builds year after year. Our domestic average unit volume (“AUV”) has grown consistently, achieving $1.1 million during fiscal year 2016. In addition, new restaurant sales volumes in the first year of operation have improved 45% since 2006, with the 2015 new restaurant openings in line with our target of $820,000 during their first 52 weeks of operations, improving our franchisees’ return on investment. Our restaurants are approximately 1,700 square feet on average and yield average sales per square foot of $655 based on 2016 domestic AUV due to the high average domestic carry-out mix of 75% in 2016. Our operational simplicity results in low labor costs, further improving the profitability of our concept. Our operating model targets a low average estimated initial investment of approximately $370,000, excluding real estate purchase or lease costs and pre-opening expenses. In year two of operation, we target a franchisee unlevered cash-on-cash return of approximately 35% to 40%. We believe low entry costs and high returns provide a compelling investment opportunity for our franchisees that has helped drive the continued growth of our system.

Proven Portability
Our concept is successful across the United States, with restaurants operating in 40 states across varying geographic regions, population densities and real estate settings. We have had positive same store sales growth across a wide variety of major markets over the last three years, and on average have closed three restaurants per year. Broad appeal and the simplicity of our restaurant operating model have supported our success across the country. While our concept has succeeded in a variety of real estate formats and locations, our preferred real estate site is an in-line or end-cap retail strip center location available in most shopping centers. The flexibility of our real estate model coupled with the broad appeal of our food has enabled us to profitably locate restaurants in both urban and suburban areas throughout the country. Accordingly, we believe our concept is well-positioned for continued system growth in both existing and new markets.

Strength In Numbers
We have demonstrated a consistent track record of strong financial performance:

•
Domestic same store sales increased 13.8% in 2012, 9.9% in 2013, 12.5% in 2014, 7.9% in 2015 and 3.2% in 2016, representing five year cumulative domestic same store sales growth of 47.3%, driven primarily by an increase in transactions, which demonstrates the growing awareness and popularity of our brand;

•	Our domestic same store sales growth is even more meaningful given that we have had 13 consecutive years of positive same store sales;

•	From 2013 to 2016, our system-wide sales increased from $550 million to $972 million, which represents growth of 76.7% over the period;

•	Total revenue increased from $59.0 million in 2013, to $67.4 million in 2014, to $78.0 million in 2015, to $91.4 million in 2016;

•	Since 2013 our net income has grown from $7.5 million to $15.4 million in 2016; and Adjusted EBITDA increased from $19.5 million in 2013, to $35.6 million in 2016; and

•
From 2013 to 2016, our net income margin increased from 12.8% in 2013 to 16.9% in 2016, while our capital expenditures declined from 3.6% in 2013 to 2.3% of revenue in 2016, leading to high cash flow conversion. Our Adjusted EBITDA margin increased from 33.0% in 2013 to 38.9% in 2016.

Experienced Management Team
Our strategic vision and results-driven culture are directed by our executive management team under the leadership of our President and Chief Executive Officer, Charlie Morrison. Charlie joined Wingstop in 2012, bringing more than 20 years of experience in the restaurant and multi-unit retail industry, including leadership positions at Pizza Hut, Boston Market, Kinko’s, Steak & Ale and, most recently, Rave Restaurant Group, where he served as Chief Executive Officer and led the creation of the award winning Pie Five restaurant concept. Charlie is supported by a strong executive team with significant retail and restaurant experience. Our Chief Financial Officer, Mike Mravle, came to us from Bloomin’ Brands, where he was the Chief Financial Officer of the U.S. segment. Our Chief Information Officer, Stacy Peterson, brought 15 years of information technology experience and came to us from multi-unit retailers, including Blockbuster and Kinko’s. Heading up our marketing efforts is Flynn Dekker, who has over 20 years of experience and was previously the Chief Marketing Officer of Fogo de Chao and Rave Restaurant Group. Dave Vernon, our Chief Development Officer, joined us from Sonic Corporation, where he was Vice President of Franchise Sales, and brings 25 years of experience in the restaurant industry to oversee our franchise development efforts. Larry Kruguer, President of International, joined us in June 2015 from Wendy’s International, where he served as Vice President, International Joint Ventures. Darryl Marsch, our General Counsel, joined us from Krispy Kreme Doughnuts, Inc., where he was Senior Vice President and General Counsel. We believe our management team is a key driver of our success and positions us well for long-term growth.
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
We intend to achieve our domestic restaurant potential by expanding in our existing markets where we believe we have the opportunity to more than double our current restaurant count. In addition, we will continue to expand into new markets. Our “inside out” domestic market expansion strategy focuses our initial development in urban centers where our core demographic is most densely populated and then builds outward into suburban areas as our brand awareness grows in the market. We have a robust domestic development pipeline including 518 total commitments to open new franchised restaurants as of December 31, 2016. Approximately 79% of our current domestic commitments are from existing franchisees, supporting the attractiveness of our restaurant business model as well as our positive franchisor / franchisee relationships. We believe that our highly-franchised business model provides a platform for continued growth as it allows us to focus on our core strengths of flavor innovation, marketing and guest engagement, and franchisee selection and support, while growing our restaurant presence and brand recognition with limited capital investment by us.

We also believe that there is significant international growth opportunity. We opened our first international location in Mexico in 2009. As of December 31, 2016, we had 76 international restaurants located in Indonesia, Mexico, the Philippines, Singapore and the United Arab Emirates, all of which are franchised. In 2016, we opened 20 international locations. We currently have 349 international restaurant commitments sold as of December 31, 2016. During 2016, we entered into international expansion agreements to open 100 locally operated franchise locations in Saudi Arabia over the next 10 years and 30 locations in Colombia and Panama over the next 5 years. We believe that our restaurant operating model will translate well internationally based on our small real estate footprint, our simplicity of operations, the universal and broad appeal of chicken, and our ability to customize our wide variety of flavors to local tastes.
Domestic Same Store Sales Growth

•	National Advertising
In 2017, we began transitioning to a national advertising program. This transition to national advertising from our advertising cooperatives, a more locally driven advertising approach, is expected to provide us with more reach and frequency in existing media markets in addition to coverage for smaller and newer markets where we did not previously leverage television advertising. In 2016, approximately half of our domestic restaurants experienced some benefit of TV advertising across 10 markets. In 2017, we will be on TV covering 100% of our domestic system with an improvement in reach and frequency with our targeted audience. We also utilize an extensive range of social media and digital marketing tools including search engine, programmatic, native, digital video and social media advertising. At a national level, we advertise on Google, Yahoo and Bing through search engine advertising and also in Facebook, Twitter, Instagram and Snapchat via paid social advertising.

•	Improve Efficiency to Drive Sales
We are making focused investments in technology and restaurant design to increase the efficiency of our model and drive increased revenue. As of December 31, 2016, we have substantially completed the roll out of a single integrated POS system. We also launched an updated online ordering system and mobile ordering application, or app, in 2014, that simplifies the ordering process and integrates into our POS system, uniting online and register ordering across our system. We believe that we can continue to grow sales through integration of orders through our website and app. As an example, since the implementation of our new online ordering platform and app in September 2014, online ordering increased from less than 7% of sales during the nine months preceding the launch of the new online ordering platform and app to 19.7% of sales during the fourth quarter of 2016. Additionally, average transaction size for online orders is approximately $4 higher than the average for all other orders. In 2016, we began the rollout of a new front counter design in our existing and new restaurants, creating a dedicated queuing area for guests to efficiently pick up their prepaid online orders.

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
Our Franchise
Franchise Overview
Our franchisees operated a total of 977 restaurants in 40 states, Latin America, the Middle East and Southeast Asia as of December 31, 2016. We have rigorous qualification criteria and training programs for our franchisees and require them to adhere to strict operating standards. We work hard to ensure that every Wingstop franchise location meets the same quality and customer service benchmarks in order to preserve the consistency and reliability of the Wingstop brand.
We have a broad and diversified domestic franchisee base. Since 2014, the number of franchisees who own more than ten restaurants has doubled. This is consistent with our strategy to grow with our existing franchisees. Our domestic franchise base has an average restaurant ownership of approximately 3.1 restaurants per franchisee.

Franchise Agreements. Our franchisees execute a separate franchise agreement for each restaurant opened, typically providing for a 10-year initial term, with an opportunity to enter into one or more renewal franchise agreements subject to certain conditions. Our standard franchise agreement changes from time to time, and terms may vary among franchisees. We generally update and/or revise our franchise agreement on an annual basis and, as a result, the agreements we enter into with individual franchisees may vary. Through 2016, our franchise documents provide that franchisees must pay a franchise fee of $20,000 for the first restaurant opened under a development agreement and $12,500 for each additional restaurant opened. If a franchisee has entered into an area development agreement with us (which occurs, in most cases, even if a franchisee wants to develop only one restaurant), the aggregate initial fee currently is $30,000 for the first restaurant and $22,500 for each subsequent restaurant under such development agreement, in each case including a $10,000 development fee per restaurant. The $10,000 development fee per restaurant to-be-developed is paid in full at the time a development agreement is signed for the grant of development rights and is not refundable. Effective March 1, 2017, we have eliminated the franchise fee discount for all new development agreements. This will require franchisees to pay a franchise fee of $20,000 for each restaurant opened. The majority of our existing franchise agreements require our franchisees to pay us a royalty of 5% of their gross sales net of discounts. New franchise agreements signed pursuant to development agreements entered into on or after July 1, 2014 require our franchisees to pay us a royalty of 6% of their gross sales net of discounts. Our franchise agreements allow us to assess franchisees an advertising fund contribution based on their gross sales net of discounts. Through 2016, we charged a national advertising fund contribution equal to 2% of gross sales under all existing franchise agreements. In addition, franchisees may vote to increase their required advertising fund contribution. Our current form of franchise agreement also requires franchisees to spend at least 1% of their gross sales on local advertising and promotions. Franchisees operating under pre-2014 forms of franchise agreement were not contractually required to spend any minimum amount on local advertising, although we recommended that they spend at least 4% of their restaurants’ gross sales on advertising and marketing.
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
We also have an internal operations infrastructure that provides ongoing support to our franchisees. We utilize a field-based team of franchise business consultants who act as local resources to assist our franchisees to run their restaurants in accordance with Wingstop standards and who also assist with efforts to grow restaurant sales. The main responsibilities of our franchise business consultants include communicating and conveying certain initiatives and process enhancements to our franchisees and conducting business reviews in order to assist franchisees to operate more efficiently, with a focus on increasing restaurant sales and profits. Additionally, we maintain programs to monitor and evaluate the adherence of franchised restaurants to our quality, service and cleanliness standards. For example, we have a group of field alignment managers who conduct standardized quarterly reviews of each of our franchised restaurants’ operations to help ensure that our brand standards are maintained. We also employ a third-party customer survey program to monitor guest experience and quality standards at franchised restaurants in the United States.
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

Point-of-Sale System. We require that our franchisees utilize a uniform POS system. As of December 31, 2016, we have substantially completed upgrading to a more robust POS system from prior legacy systems. Our POS system, in conjunction with our Intranet system, allow us to track sales at each restaurant location. Our restaurant operations require no other computers for a restaurant location. Our POS system integrates with our new online ordering app, allowing for seamless recording and tracking of sales. Furthermore, our POS system provides our franchisees with additional back office tools that we believe will assist in cost control, create operational efficiencies and drive sales.
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
Marketing and Advertising Support
We utilize three levels of advertising: (1) system-wide advertising, which is coordinated through our ad fund; (2) local advertising, which franchisees handle with materials we create or approve; and (3) cooperative advertising among multiple franchisees in a given market.

Ad Fund. We created a not-for-profit advertising fund in July 1999, which we refer to as the ad fund. All restaurants, including our company-owned restaurants, must contribute to the ad fund. Our franchise agreements allow us to assess domestic franchisees an ad fund contribution based on their gross sales net of discounts. Through fiscal year 2016, we charged 2% of gross sales under all existing domestic franchise agreements.
We direct and retain sole control over all advertising and promotions that the ad fund finances. We use a national advertising agency to create our advertising and promotional materials. We use another agency to create localized versions of our advertising and promotional materials.
Digital Advertising. We currently utilize an extensive range of social media and digital marketing tools including, search engine, programmatic, native, digital video and social media advertising. We also maintain website hosting and manage the development and maintenance of the mobile Wingstop app. We market Wingstop products, services and restaurants through our website that we maintain at www.wingstop.com. It features a site locator page on the website showing the addresses, telephone numbers and ability to online order for each restaurant. At a national level, we advertise on Google, Yahoo and Bing through search engine advertising and also in Facebook, Twitter, Instagram and Snapchat via paid social advertising. Additionally, we assist franchisees in planning and executing localized geo-targeted digital marketing for their restaurants, including internet and mobile marketing.

Franchisees may not use electronic media to advertise their restaurants, including the Internet or mobile, without first obtaining our written consent and complying with any conditions and restrictions we wish to impose. We may assess franchisees a fee of up to $100 per month to pay for our Website’s and Intranet’s maintenance and improvement costs.
Social Media. Wingstop has a strong brand presence in both emerging and well-established social media platforms for digital collaboration, including smartphone apps and native sites including Facebook, Twitter, Instagram, and Snapchat. We adhere to social media guidelines that embody our strategic vision and apply to both company-owned and franchised restaurants. These guidelines will continually evolve as new technologies and social networking tools emerge.
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
Advertising Cooperatives. When a franchisee and at least one other restaurant operator have opened restaurants in the same designated market area (“DMA”), we may require the franchisee and the other operator(s) to form a cooperative advertising association. Each cooperative’s members will set their cooperative’s required contribution rate, but we retain the right to disapprove a rate lower than 1% of gross sales. Contributions to advertising cooperatives are credited toward a franchisee’s 1% local advertising obligation. Currently, the members of an advertising cooperative administer the cooperative, and we step in only to resolve disputes. In that event, our decision is binding.
As of December 31, 2016, advertising cooperatives have been formed in the following DMAs: Phoenix, Arizona; Los Angeles, California; Sacramento-Stockton-Modesto, California; San Diego, California; San Francisco, California; Denver, Colorado; Miami-Ft. Lauderdale, Florida; Chicago, Illinois; Austin, Texas; Dallas / Ft. Worth, Texas; Houston, Texas; and San Antonio, Texas.
National Advertising. In 2017, we began transitioning to a national advertising program. Under this new program, franchisees will contribute 3% of gross sales to the ad fund which will be utilized to create advertising content and purchase digital and television advertising at a national level. This change is not an increase in the 4% of the restaurants’ gross sales that has historically been spent on advertising, but rather a reallocation of the 4%. Franchisees will spend the remaining 1% of gross sales on local advertising. This transition to national advertising from our advertising cooperatives, a more locally driven advertising approach, is expected to provide us with more reach and frequency in existing media markets in addition to coverage for smaller and newer markets where we did not previously leverage television.
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
The principal raw materials for a Wingstop restaurant operation are bone-in and boneless chicken wings. Therefore, chicken is our largest product cost item and represented 67% of all purchases for 2016. Company-owned and franchised restaurants purchase their bone-in and boneless chicken wings from suppliers that we designate and approve. We designate sources for potatoes to ensure that they are grown to our specifications. We also require franchisees to use our proprietary sauces, seasonings and spice blends and purchase them and other proprietary products only from designated sources.
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
Management Information / Technology Systems
We have our core management information systems in place and believe they are scalable to support our future growth plans. We specify a standard POS system in all of our company-owned restaurants and many franchised restaurants that helps facilitate the operation of the restaurants by recording sales, cost of sales and labor and other operating metrics and allows managers to create various reports to assess performance. Our POS system is configured to record and store financial information in a manner that we specify, and we require franchisees to provide us with continual and unlimited independent access to all information on each POS system. As noted above, we have substantially completed upgrading our POS system and believe our current information systems are sufficient to support our planned expansion for the foreseeable future.
In September 2014, we rolled out an updated online ordering system and mobile ordering application with a new look and feel. Our updated system and app make it easy for our guests to order-ahead, which we believe will increase the frequency of their visits and lead to higher check averages. Since the beginning of this rollout, we have seen significant increases in our online sales as a percentage of domestic sales.
We require that our franchisees’ electronic information systems, including POS systems, comply with and maintain established network security standards, including applicable Payment Card Industry (PCI) standards.
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
 Seasonality
Our restaurants have not experienced significant revenue fluctuations that can be attributed to seasonal factors.

Employees
As of December 31, 2016, we employed 479 persons, of whom 145 were full-time corporate-based and regional personnel. The remainder was part-time or restaurant-level employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we believe that we have good relations with our employees. Our franchise owners are independent business owners, so they and their employees are not included in our employee count.
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
International. Our franchised restaurants in Mexico, the Middle East and Southeast Asia are subject to national and local laws and regulations. We believe that our international franchised restaurants and procedures comply in all material respects with the laws of the applicable foreign jurisdiction.
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
Our growth strategy relies substantially upon new restaurant development by existing and new franchisees. While we believe there is opportunity for our brand to grow to up to approximately 2,500 domestic restaurants over the long term, we do not currently target a specific number of annual new restaurant openings over a multi-year period. Therefore, we cannot predict the time period over which we can achieve this level of domestic restaurant growth or whether we will achieve this level of growth at all. In addition, we and our franchisees face many challenges in opening new restaurants, including:

•	availability of financing;

•	selection and availability of suitable restaurant locations;

•	competition for restaurant sites;

•	negotiation of acceptable lease and financing terms;

•	securing required governmental permits and approvals;

•	expansion into new markets, consumer tastes in new markets and acceptance of our products;

•	employment and training of qualified personnel;

•	impact of inclement weather, natural disasters, and other acts of nature;

•	general economic and business conditions; and

•	the general legal and regulatory landscape in which we and our restaurants operate.
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
Our business and results of operations are significantly dependent upon the success of our franchisees and our company-owned restaurants. We and our franchisees may be adversely affected by:

•	declining economic conditions;

•	increased competition in the restaurant industry;

•	changes in consumer tastes and preferences;

•	demographic trends;

•	customers’ budgeting constraints;

•	customers’ willingness to accept menu price increases;

•	adverse weather conditions;

•

•	our reputation and consumer perception of our concepts’ offerings in terms of quality, price, value and service;

•	customers’ experiences in our restaurants; and

•	customers’ experiences with third-party delivery from our restaurants.
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
A substantial portion of our revenue comes from royalties generated by our franchised restaurants. We anticipate that franchise royalties will represent a substantial part of our revenue in the future. As of December 31, 2016, we had 291 domestic franchisees operating 901 domestic restaurants and 6 international franchisees operating 76 international restaurants. Our largest franchisee operated 63 restaurants and our top 10 franchisees operated a total of 248 restaurants as of December 31, 2016. Accordingly, we are reliant on the performance of our franchisees in successfully operating their restaurants and paying royalties to us on a timely basis. Our franchise system subjects us to a number of risks, any one of which may impact our ability to collect royalty payments from our franchisees, may harm the goodwill associated with our franchise, and may materially adversely affect our business and results of operations.
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

Our expansion into new markets may present increased risks.
Some of our new restaurants are planned for markets where there may be limited or no market recognition of our brand. Those markets may have competitive conditions, consumer tastes and discretionary spending patterns that are different from those in our existing markets. As a result, those new restaurants may be less successful than restaurants in our existing markets. We may need to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned. Our franchisees may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. Restaurants opened in new markets may also have lower average restaurant sales than restaurants opened in existing markets. Sales at restaurants opened in new markets may take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby affecting our overall profitability. Additionally, new markets may have higher rents and labor rates as compared to existing markets that negatively affect unit economics.
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
In addition, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple restaurants would be affected rather than a single restaurant. We cannot assure that all food items are properly maintained during transport throughout the supply chain and that our employees and our franchisees and their employees will identify all products that may be spoiled and should not be used in our restaurants. In addition, our industry has long been subject to the threat of food tampering by suppliers, employees, and others such as the addition of foreign objects in the food that we sell. Reports, whether or not true, of injuries caused by food tampering have in the past severely injured the reputations and brands of restaurant chains in the quick service restaurant segment and could affect us in the future as well. If our customers become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants. Furthermore, any instances of food contamination, whether or not at our restaurants, could subject our restaurants or our suppliers to a food recall pursuant to the Food and Drug Administration Food Safety Modernization Act.
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
In order to maintain quality-control standards and consistency among restaurants, we require through our franchise agreements that our franchisees obtain food and other supplies from preferred suppliers approved in advance. In this regard, we and our franchisees depend on a group of suppliers for food ingredients, beverages, paper goods, and distribution, including, but not limited to, four primary chicken suppliers, The Sygma Network for distribution, The Coca-Cola Company, and other suppliers. In 2016, we and our franchisees purchased products from approximately 114 approved suppliers, with approximately 10 of such suppliers providing 84%, based on dollar volume, of all products purchased. We look to approve multiple suppliers for most products, and require any single sourced supplier, such as The Coca-Cola Company, to have contingency plans in place to ensure continuity of supply. In addition, we believe that, if necessary, we could obtain readily available alternative sources of supply for each product that we currently source through a single supplier. To facilitate the efficiency of our franchisees’ supply chain, we have historically entered into several preferred-supplier arrangements for particular food or beverage items. In addition, our restaurants bear risks associated with the timeliness, solvency, reputation, labor relations, freight costs, price of raw materials, and compliance with health and safety standards of each supplier, including, but not limited to, risks associated with contamination to food and beverage products. We have little control over such suppliers. Disruptions in these relationships may reduce franchisee sales and, in turn, our royalty income. Overall difficulty of suppliers meeting restaurant product demand, interruptions in the supply chain, obstacles or delays in the process of renegotiating or renewing agreements with preferred suppliers, financial difficulties experienced by suppliers, or the deficiency, lack, or poor quality of alternative suppliers could adversely impact franchisee sales and our company-owned restaurant sales, which, in turn, would reduce our royalty income and revenue and could materially and adversely affect our business and operating results.

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
The profitability of our company-owned restaurants depends in part on our ability to anticipate and react to changes in food and supply costs. Any increase in the prices of the ingredients most critical to our menu, particularly chicken, could adversely affect our operating results. Bone-in chicken wing prices in our company-owned restaurants in 2016 averaged 4% higher than in 2015 as the average price per pound increased. If there is a significant rise in the price or size of bone-in chicken wings, and we are unable to successfully adjust menu prices or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. For example, bone-in chicken wings accounted for approximately 29% of our costs of sales in fiscal 2016 and 2015. A hypothetical 10% increase in the bone-in chicken wing costs for fiscal 2016 would have increased cost of sales by approximately $0.7 million for fiscal 2016.
Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, product recalls and government regulations. Additionally, avian influenza, or similar poultry-related diseases, may negatively affect the supply chain by increasing costs and limiting availability of chicken. As a result, we may not be able to anticipate or react to changing food costs by adjusting our purchasing practices or menu prices, which could cause our operating results to deteriorate. In addition, because we provide moderately-priced food, we may choose not to, or be unable to, pass along commodity price increases to our customers.
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
As of December 31, 2016, 61% of our 922 domestic restaurants were spread across Texas (32%), California (23%) and Illinois (6%). Given our geographic concentrations, negative publicity regarding any of our restaurants in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, or natural or man-made disasters and more stringent state and local laws and regulations. In particular, adverse weather conditions, such as regional winter storms, floods, severe thunderstorms, earthquakes, tornadoes and hurricanes, could negatively impact our results of operations.
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
We are subject to state franchise registration requirements, the rules and regulations of the Federal Trade Commission (“FTC”) various state laws regulating the offer and sale of franchises in the United States through the provision of franchise disclosure documents containing certain mandatory disclosures, various state laws regulating the franchise relationship, and certain rules and requirements regulating franchising arrangements in foreign countries. Although we believe that our franchise disclosure documents, together with any applicable state-specific versions or supplements, and franchising procedures that we use comply in all material respects with both the FTC guidelines and all applicable state laws regulating franchising in those states in which we offer and grant new franchise arrangements, noncompliance could reduce anticipated royalty income, which in turn could materially and adversely affect our business and operating results.
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
We and our franchisees may also have a substantial number of hourly employees who are required to be paid pursuant to applicable federal or state minimum wage laws. The federal minimum wage has been $7.25 per hour since July 24, 2009. From time to time, various federal and state legislators have proposed changes to the minimum wage requirements, especially for fast-food workers. Certain regions such as Los Angeles, Seattle, San Francisco and New York, have approved phased-in increases that eventually will take their minimum wage to as high as $15 an hour. These and any future similar increases in other regions in states in which our restaurants operate may negatively affect our and our franchisees profit margins as we and our franchisees may be unable to increase our menu prices in order to pass future increased labor costs on to our guests. Also, reduced margins of franchisees could make it more difficult to sell franchises. If menu prices are increased by us and our franchisees to cover increased labor costs, the higher prices could adversely affect transactions which could lower sales and thereby reduce our margins and the royalties that we receive from franchisees.
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
As of December 31, 2016, we have franchised restaurants in Mexico, Singapore, Indonesia, the Philippines and the United Arab Emirates and plan to continue to grow internationally. However, international operations are in early stages. Expansion in international markets may be affected by local economic and market conditions. Therefore, as we expand internationally, our franchisees may not experience the operating margins we expect, and our results of operations and growth may be materially and adversely affected. Our financial condition and results of operations may be adversely affected if the global markets in which our franchised restaurants compete are affected by changes in political, economic or other factors. These factors, over which neither our franchisees nor we have control, may include:

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
Regulations and consumer eating habits may continue to change as a result of new information and attitudes regarding diet and health. These changes may include regulations that impact the ingredients and nutritional content of our menu items. The federal government, as well as a number of states, counties and cities, have enacted menu labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to customers or have enacted legislation prohibiting the sales of certain types of ingredients in restaurants. For example, the PPACA establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus, which must be implemented upon the promulgation of regulations by the Food and Drug Administration. California, a state in which 23% of our domestic restaurants are located, has also enacted menu labeling laws. Altering our recipes in response to such legislation could increase our costs and/or change the flavor profile of our menu offerings which could have an adverse impact on our results of operations. Additionally, if our customers perceive our menu items to contain unhealthy caloric, sugar, sodium, or fat content, our results of operations could be adversely affected. The success of our restaurant operations depends, in part, upon our ability to effectively respond to changes in consumer health and disclosure regulations and to adapt our menu offerings to fit the dietary needs and eating habits of our customers without sacrificing flavor. To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially affect customer traffic and our results of operations. Furthermore, a change in our menu could result in a decrease in customer traffic.
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

Our stated sales to investment ratio and target unlevered cash-on-cash return may not be indicative of future results of any new franchised restaurant.
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
The lenders’ obligation to extend credit under our existing senior secured credit facility depends upon our maintaining certain financial covenants. In particular, our senior secured credit facility requires us to maintain a consolidated leverage ratio and a consolidated fixed charge coverage ratio. Failure to maintain these ratios could result in an acceleration of outstanding amounts under the term loan and revolver and restrict us from borrowing amounts under the revolving credit facility to fund our future liquidity requirements. In addition, our senior secured credit facility contains certain negative covenants, which, among other things, limit our ability to:

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
As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to maintain effective internal controls over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.
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
In connection with the audit of our financial statements for the year ended December 27, 2014, we identified material weaknesses related to a lack of sufficient information technology controls. A “material weakness” is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected in a timely basis. As of December 31, 2016, we had remediated the material weaknesses in internal control described above. If there are any future material weaknesses that impact our ability to prepare timely and accurate financial statements, this may cause a default under our senior secured credit facility, which could result in our inability to access funds or result in an acceleration of such facility.
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
The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock in the market. The sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.
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
Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, up to 15,000,000 shares of undesignated preferred stock;

•	require that, any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only upon the request of a majority of our board of directors;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms; and

•	prohibit cumulative voting in the election of directors.
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
We may not pay any cash dividends for the foreseeable future.
The continued operation and expansion of our business may require substantial funding. In July 2016, we paid a cash dividend of $2.90 per share in connection with the refinancing of our credit facilities. There is no guaranty that we will be able to pay a dividend in the future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including our senior secured credit facility and other indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
Due to lower square footage requirements, our restaurants can be located in a variety of locations. They tend to be located primarily in shopping centers, as in-line and end-cap locations. Our restaurants tend to occupy between 1,300 and 2,900 square feet (average 1,700 square feet) of leased retail space. As of December 31, 2016, we and our franchisees operated 998 restaurants in 40 states and 6 countries.
The chart below shows the locations of our restaurants as of December 31, 2016:

State	Franchise restaurants	Company-owned restaurants	Total restaurants
Alabama	3	—	3
Arizona	26	—	26
Arkansas	8	—	8
California	215	—	215
Colorado	22	—	22
Connecticut	3	—	3
Florida	41	—	41
Georgia	22	—	22
Hawaii	2	—	2
Idaho	3	—	3
Illinois	56	—	56
Indiana	8	—	8
Iowa	2	—	2
Kansas	3	—	3
Kentucky	4	—	4
Louisiana	20	—	20
Maryland	12	—	12
Massachusetts	3	—	3
Michigan	6	—	6
Minnesota	2	—	2
Mississippi	11	—	11
Missouri	14	—	14
Nebraska	2	—	2
Nevada	7	5	12
New Jersey	6	—	6
New Mexico	8	—	8
New York	9	—	9
North Carolina	7	—	7
Ohio	15	—	15
Oklahoma	12	—	12
Oregon	3	—	3
Pennsylvania	6	—	6
South Carolina	7	—	7
South Dakota	1	—	1
Tennessee	13	—	13
Texas	283	16	299
Utah	2	—	2
Virginia	12	—	12
Washington	11	—	11
Wisconsin	11	—	11
Domestic Total	901	21	922

International
Indonesia	15	—	15
Mexico	44	—	44
Philippines	11	—	11
Singapore	4	—	4
United Arab Emirates	2	—	2
International Total	76	—	76
Worldwide Total	977	21	998

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

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock:

	Common Stock Price Range
	High	Low
Fiscal Year 2015
Second quarter (June 12, 2015 - June 27, 2015)	$31.99	$27.00
Third quarter (June 28, 2015 - September 26, 2015)	$35.96	$24.72
Fourth quarter (September 27, 2015 - December 26, 2015)	$28.98	$20.31

Fiscal Year 2016
First quarter (December 27, 2015 - March 26, 2016)	$26.42	$20.73
Second quarter (March 27, 2016 - June 25, 2016)	$28.67	$22.01
Third quarter (June 26, 2016 - September 24, 2016)	$33.10	$25.24
Fourth quarter (September 25, 2016 - December 31, 2016)	$33.42	$26.06

As of March 3, 2017, there were approximately 15 shareholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Performance Graph

The following performance graph compares the dollar change in the cumulative shareholder return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the S&P 600 Restaurants Index. This graph assumes a $100 investment in our common stock on June 12, 2015 (the date when our common stock first started trading) and in each for the forgoing indices on June 12, 2015, and assumes the reinvestment of dividends, if any. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is furnished and not “filed” with the Securities and Exchange Commission and it is not “soliciting material”, and should not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Dividends

On June 30, 2016, the Board of Directors of the Company declared a special cash dividend of $2.90 per share payable on July 15, 2016 to its holders of common stock of record as of July 12, 2016.
There is no guaranty that we will be able to pay a dividend in the future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including our senior secured credit facility and other indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with covenants in current and future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our financial condition.

Item 6. Selected Historical Consolidated Financial and Other Data
The selected historical consolidated financial and other data presented below, with the exception of restaurant counts, same store sales, AUVs, system-wide sales and adjusted EBITDA, for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014 has been derived from our audited consolidated financial statements included elsewhere in this report.
Wingstop utilizes a 52- or 53-week fiscal year that ends on the last Saturday of the calendar year. The fiscal year ended December 31, 2016 included 53 weeks, and the fiscal years ended on December 26, 2015 and December 27, 2014 included 52 weeks. The first three quarters of our fiscal year consist of 13 weeks and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.
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

	Year ended
(in thousands)	December 31, 2016	December 26, 2015	December 27, 2014

Consolidated Statements of Income Data:
Revenue:
Royalty revenue and franchise fees	$57,071	$46,688	$38,032
Company-owned restaurant sales	34,288	31,281	29,417
Total revenue	91,359	77,969	67,449
Cost and expenses:
Cost of sales	25,308	22,219	20,473
Selling, general and administrative	33,840	33,350	26,006
Depreciation and amortization	3,008	2,682	2,904
Total costs and expenses	62,156	58,251	49,383
Operating income	29,203	19,718	18,066
Interest expense, net	4,396	3,477	3,684
Other expense (income), net	254	396	84
Income before income taxes	24,553	15,845	14,298
Income tax expense	9,119	5,739	5,312
Net income	$15,434	$10,106	$8,986

Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$22,166	$13,047	$14,370
Net cash provided by (used in) investing activities	(2,056)	(1,915)	(363)
Net cash provided by (used in) financing activities	(27,050)	(10,165)	(7,457)
Net increase (decrease) in cash and cash equivalents	$(6,940)	$967	$6,550

	Year ended
(in thousands)	December 31, 2016	December 26, 2015	December 27, 2014

Per Share data:
Earnings per share
Basic	$0.54	$0.37	$0.35
Diluted	$0.53	$0.36	$0.34
Weighted average shares outstanding
Basic	28,637	27,497	25,846
Diluted	28,983	27,816	26,204

Selected Other Data (1):
Number of system-wide restaurants open at end of period	998	845	712
Number of domestic company restaurants open at end of period	21	19	19
Number of domestic franchise restaurants open at end of period	901	767	652
Number of international franchise restaurants open at end of period	76	59	41
System-wide sales(2)	$972,270	$821,248	$678,771
Domestic restaurant AUV(3)	$1,113	$1,126	$1,073
Company-owned domestic AUV(3)	$1,729	$1,646	$1,504
Number of restaurants opened (during period)	159	142	102
Number of restaurants closed (during period)	6	9	4
Company-owned restaurants refranchised (during period)	—	—	5
EBITDA (4)	$31,957	$22,004	$20,886
Adjusted EBITDA(4)	$35,576	$28,879	$24,378
Adjusted EBITDA margin(5)	38.9%	37.0%	36.1%
Same Store Sales Data(6):
System-wide domestic same store sales base (end of period)	779	667	589
System-wide domestic same store sales growth	3.2%	7.9%	12.5%

	As of
(in thousands)	December 31, 2016	December 26, 2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,750	$10,690
Working capital	(5,616)	7,050
Total assets	111,800	120,650
Total debt	151,250	95,500
Total shareholders’ deficit	(74,628)	(9,673)

(1)	See the definitions of key performance indicators under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Indicators.”

(2)
The percentage of system-wide sales attributable to company-owned restaurants was 3.5%, 3.8% and 4.3% for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.

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
Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments for transaction costs, gains and losses on disposal of assets and stock-based compensation, among other items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our restaurants and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record, such as transaction costs, management fees and expense reimbursement. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable U.S. GAAP financial performance measure, which is net income:

	Year ended
(in thousands)	December 31, 2016	December 26, 2015	December 27, 2014
Net income	$15,434	$10,106	$8,986
Interest expense, net	4,396	3,477	3,684
Income tax expense	9,119	5,739	5,312
Depreciation and amortization	3,008	2,682	2,904
EBITDA	$31,957	$22,004	$20,886
Adjustments:
Management fees (a)	—	237	449
Management agreement termination fee (b)	—	3,297	—
Transaction costs (c)	2,388	2,186	2,169
Gains and losses on disposal of assets (d)	—	—	(86)
Stock-based compensation expense (e)	1,231	1,155	960
Adjusted EBITDA	$35,576	$28,879	$24,378

(a)	Includes management fees and other out-of-pocket expenses paid to Roark Capital Management, LLC.

(b)
Represents a one-time fee of $3.3 million that was paid in consideration for the termination of our management agreement with Roark Capital Management during the second quarter of 2015 in connection with our initial public offering. There are no further obligations related to management fees paid to Roark Capital Management.

(c)
Represents costs and expenses related to refinancings of our credit agreement and our public offerings; all transaction costs are included in SG&A with the exception of $215,000 during the year ended December 31, 2016 and $172,000 during the year ended December 26, 2015 that is included in Other expense, net.

(d)	Represents non-cash gains and losses resulting from disposal of company-owned restaurants and associated goodwill write-off.

(e)	Includes non-cash, stock-based compensation.

(5)
Adjusted EBITDA margin is defined as the ratio of Adjusted EBITDA to total revenue. We present Adjusted EBITDA margin because it is used by management as a performance measurement of Adjusted EBITDA generated from total revenue.

(6)
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
We operate on a 52 or 53 week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Fiscal year 2016 contains 53 weeks, and fiscal year 2015 contains 52 weeks.
Overview
Wingstop is a high-growth franchisor and operator of restaurants that offer cooked-to-order, hand-sauced and tossed chicken wings.
We believe we pioneered the concept of wings as a “center-of-the-plate” item for all of our meal occasions. While other concepts include wings as add-on menu items or focus on wings in a bar or sports-centric setting, we are focused on wings, fries and sides, which generate approximately 92% of our system-wide sales.
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
Founded in 1994 in Garland, Texas, we have sold approximately 4 billion wings since our inception. Today, Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of December 31, 2016, we had a total 998 restaurants across 40 states and six countries in our system. Our restaurant base is 98% franchised, with 977 franchised locations (including 76 international locations) and 21 company-owned restaurants.
 We plan to grow our business by opening new franchised restaurants and increasing our same store sales, while leveraging our franchise model to create shareholder value.

•	Domestic restaurant count has increased 89% since the end of 2011, with the pace of restaurant openings increasing each year. We believe our domestic unit potential is approximately 2,500 units.

•
We had 153 net unit openings in 2016 and ended the year with a domestic development pipeline of 518 total commitments to open new franchised restaurants with 79% of our current domestic commitments from existing franchisees.

•
Domestic same store sales have increased for 13 consecutive years beginning in 2004, which includes 5-year cumulative domestic same stores sales growth of 47.3% since 2012. We anticipate further increases in domestic same store sales through improvements in brand awareness, flavor innovation, increases in online ordering and improved advertising media efficiency.

•
We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating shareholder value through strong and consistent free cash flow and capital-efficient growth.

Highlights for Fiscal Year 2016:

During fiscal year 2016 we completed a series of three secondary offerings of shares of our common stock sold by certain selling stockholders. On March 9, 2016, we completed a secondary offering of 6,612,500 shares of our common stock at a public offering price of $24.00 per share, which included 862,500 shares sold to the underwriters pursuant to their over-allotment option; on August 12, 2016, we completed an additional follow-on offering of 6,000,000 shares of our common stock at a public offering price of $29.25 per share; and on November 8, 2016, we completed our third secondary offering of 6,765,858 shares of our common stock at a public offering price of $26.26 per share. We did not receive proceeds from any of the secondary offerings.
On July 15, 2016 we paid a special cash dividend of $2.90 per share to shareholders, which represented approximately 10% of our market capitalization at that time.

Fiscal Year 2016 financial performance includes:

•	System-wide restaurant count increased 18.1% to 998 worldwide locations, driven by 153 net unit openings

•	Domestic same store sales increased 3.2% over the prior year

•	Company-owned restaurant same store sales increased 5.4% over the prior year

•	System-wide sales increased 18.4% to $972 million

•	Total revenue increased 17.2% over the prior year to $91.4 million

•	Net income increased 52.7% over the prior year to $15.4 million

•	Adjusted EBITDA increased 23.2% over the prior year to $35.6 million
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

	Year Ended
	December 31, 2016	December 26, 2015
Domestic Franchised Activity:
Beginning of period	767	652
Openings	137	118
Closures	(3)	(3)
Restaurants end of period	901	767

Domestic Company-Owned Activity:
Beginning of period	19	19
Openings	2	—
Closures	—	—
Restaurants end of period	21	19

Total Domestic Restaurants	922	786

International Franchised Activity:
Beginning of period	59	41
Openings	20	24
Closures	(3)	(6)
Restaurants end of period	76	59

Total System-wide Restaurants	998	845
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
The following table sets forth our key performance indicators for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014 (in thousands, except unit data):

	Year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Number of system-wide restaurants at period end	998	845	712
System-wide sales	$972,270	$821,248	$678,771
Domestic restaurant AUV	$1,113	$1,126	$1,073
System-wide domestic same store sales growth	3.2%	7.9%	12.5%
Company-owned domestic same store sales growth	5.4%	9.4%	16.0%
Total revenue	$91,359	$77,969	$67,449
Net income	$15,434	$10,106	$8,986
Adjusted EBITDA	$35,576	$28,879	$24,378
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
The Pre-IPO Reorganization
Wingstop Inc. was incorporated in Delaware on March 18, 2015. Until the completion of the merger with Wing Stop Holding Corporation, which occurred on May 28, 2015, Wingstop Inc. was a direct wholly-owned subsidiary of Wing Stop Holding Corporation and had no material assets. As a result of the reorganization, the consolidated financial statements of Wingstop Inc. reflect the assets, liabilities and results of operations of Wing Stop Holding Corporation, but for historical periods, the consolidated financial statements are those of Wing Stop Holding Corporation. Accordingly, the following discussion relates to the consolidated financial and other data of Wing Stop Holding Corporation as of and for the fiscal year ended December 27, 2014 and relates to the consolidated financial and other data of Wingstop Inc. as of and for the fiscal years ended December 31, 2016 and December 26, 2015 following the reorganization.
Results of Operations
The following table presents the Consolidated Statement of Operations for the past three fiscal years expressed as a percentage of revenue.

	Fiscal Year
	December 31, 2016	December 26, 2015	December 27, 2014
Revenue:
Royalty revenue and franchise fees	62.5%	59.9%	56.4%
Company-owned restaurant sales	37.5%	40.1%	43.6%
Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (*)	73.8%	71.0%	69.6%
Selling, general and administrative	37.0%	42.8%	38.6%
Depreciation and amortization	3.3%	3.4%	4.3%
Total costs and expenses	68.0%	74.7%	73.2%
Operating income	32.0%	25.3%	26.8%
Interest expense, net	4.8%	4.5%	5.5%
Other (income) expense, net	0.3%	0.5%	0.1%
Income before income taxes	26.9%	20.3%	21.2%
Income tax expense	10.0%	7.4%	7.9%
Net income	16.9%	13.0%	13.3%

(*) As a percentage of company-owned restaurant sales. Exclusive of depreciation and amortization, shown separately. The percentages reflected have been subject to rounding adjustments. Accordingly, figures expressed as percentages when aggregated may not be the arithmetic aggregation of the percentages that precede them.

Year ended December 31, 2016 compared to year ended December 26, 2015
The following table sets forth information comparing the components of net income in fiscal year 2016 and fiscal year 2015 (in thousands):

	Year ended		Increase / (Decrease)
	December 31, 2016	December 26, 2015	$	%
Revenue:
Royalty revenue and franchise fees	$57,071	$46,688	$10,383	22.2%
Company-owned restaurant sales	34,288	31,281	3,007	9.6%
Total revenue	91,359	77,969	13,390	17.2%
Costs and expenses:
Cost of sales (1)	25,308	22,219	3,089	13.9%
Selling, general and administrative	33,840	33,350	490	1.5%
Depreciation and amortization	3,008	2,682	326	12.2%
Total costs and expenses	62,156	58,251	3,905	6.7%
Operating income	29,203	19,718	9,485	48.1%
Interest expense, net	4,396	3,477	919	26.4%
Other expense, net	254	396	(142)	(35.9)%
Income before income tax expense	24,553	15,845	8,708	55.0%
Income tax expense	9,119	5,739	3,380	58.9%
Net income	$15,434	$10,106	$5,328	52.7%

(1) Exclusive of depreciation and amortization, shown separately.
Total revenue. Total revenue was $91.4 million in fiscal year 2016, an increase of $13.4 million, or 17.2%, compared to $78.0 million in the prior fiscal year.
Royalty revenue and franchise fees. Royalty revenue and franchise fees were $57.1 million in fiscal year 2016, an increase of $10.4 million, or 22.2%, compared to $46.7 million in the prior fiscal year. Royalty revenue increased by $8.3 million primarily due to 157 franchise restaurant openings, domestic same store sales growth of 3.2%, and approximately $0.9 million of additional revenue from the 53rd week. Franchise fees increased by $0.7 million driven by 15 additional franchise restaurant openings in 2016 compared to restaurant openings in 2015. Other revenue increased $1.4 million primarily due to contributions received for our franchisee convention. The convention is held every 18 months, and there was no convention in 2015.
Company-owned restaurant sales. Company-owned restaurant sales were $34.3 million in fiscal year 2016, an increase of $3.0 million, or 9.6%, compared to $31.3 million in the prior fiscal year. The increase is the result of company-owned domestic same store sales growth of 5.4%, the addition of two company-owned restaurants during 2016, and approximately $0.6 million of additional revenue from the 53rd week.
Cost of sales. Cost of sales was $25.3 million in fiscal year 2016, an increase of $3.1 million, or 13.9%, compared to $22.2 million in the prior fiscal year. Cost of sales as a percentage of company-owned restaurant sales was 73.8% in fiscal year 2016 compared to 71.0% in the prior fiscal year.

The table below presents the major components of Cost of sales (in thousands):

	Year ended	As a % of company-owned restaurant sales	Year ended	As a % of company-owned restaurant sales
	December 31, 2016		December 26, 2015
Cost of sales:
Food, beverage and packaging costs	12,827	37.4%	11,504	36.8%
Labor costs	7,680	22.4%	6,493	20.8%
Other restaurant operating expenses	5,760	16.8%	4,956	15.8%
Vendor rebates	(959)	(2.8)%	(734)	(2.3)%
Total cost of sales	$25,308	73.8%	$22,219	71.0%

Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 37.4% in fiscal year 2016 compared to 36.8% in the prior fiscal year. The increase is primarily due to a 4.4% increase in commodities rates for bone-in chicken wings compared to the prior fiscal year and an increase in the average size of chicken wings.
Labor costs as a percentage of company-owned restaurant sales were 22.4% in fiscal year 2016 compared to 20.8% in the prior fiscal year. The increase as a percentage of company-owned restaurant sales is primarily due to investments in roster sizes and staffing to support the continued sales growth in our company-owned restaurants, as well as the ramp up of two company-owned restaurants that opened during 2016 as they achieve normal efficiency.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 16.8% in fiscal year 2016 compared to 15.8% in the prior fiscal year. The increase as a percentage of company-owned restaurant sales is primarily due to increased rent expense and pre-opening expenses associated with the opening of two company-owned restaurants.
Vendor rebates increased $0.2 million primarily due to contributions received from vendors during the second quarter of 2016 related to the franchisee convention.

Selling, general and administrative. SG&A expense was $33.8 million in fiscal year 2016, an increase of $0.5 million, or 1.5%, compared to $33.4 million in the prior fiscal year. The increase is primarily due to $1.1 million in expenses related to the franchisee convention, incremental costs of $0.6 million related to the 53rd week, and increases related to headcount additions and other recurring costs associated with being a public company incurred in the current fiscal year. These increases in SG&A are offset by a one-time fee of $3.3 million, paid in consideration for the termination of our management agreement with Roark Capital Management in the prior fiscal year.
Depreciation and amortization. Depreciation and amortization was $3.0 million in fiscal year 2016, an increase of $0.3 million, or 12.2%, compared to $2.7 million in the prior fiscal year. The increase in depreciation is primarily due to capital expenditures during the period.
Interest expense, net. Interest expense was $4.4 million in fiscal year 2016, an increase of $0.9 million, or 26.4%, from $3.5 million in the prior fiscal year. The increase is primarily due to an increase in the principal amount of indebtedness and applicable interest rate related to the refinancing of our credit agreement in June 2016.
Income tax expense. Income tax expense was $9.1 million in fiscal year 2016, yielding an effective tax rate of 37.1%, compared to an effective tax rate of 36.2% in prior fiscal year. The increase in the rate is largely driven by an increase in the effective state rate, driven by a shift in state apportionment rates and total revenue mix.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (in thousands):

	Year Ended		Increase / (Decrease)
	December 31, 2016	December 26, 2015	$	%
Revenue:
Franchise segment	$57,071	$46,688	$10,383	22.2%
Company segment	34,288	31,281	3,007	9.6%
Total segment revenue	$91,359	$77,969	$13,390	17.2%

Segment Profit:
Franchise segment	$25,850	$19,701	$6,149	31.2%
Company segment	5,526	5,737	(211)	(3.7)%
Total segment profit	$31,376	$25,438	$5,938	23.3%

Franchise segment. Franchise segment revenue was $57.1 million in fiscal year 2016, an increase of $10.4 million, or 22.2%, from $46.7 million in the prior fiscal year. The increase is primarily due to 157 franchise restaurant openings and domestic same store sales growth of 3.2% during the current fiscal year, as well as approximately $0.9 million of additional revenue from the 53rd week.

Franchise segment profit was $25.9 million in fiscal year 2016, an increase of $6.1 million, or 31.2%, from $19.7 million in the prior fiscal year due to the growth in revenue offset by increases in SG&A, including $1.1 million in expenses related to the franchisee convention, expenses related to the 53rd week, and increases related to headcount additions and other recurring costs associated with being a public company incurred in the current fiscal year.

Company Segment. Company-owned restaurant sales were $34.3 million in fiscal year 2016, an increase of $3.0 million, or 9.6%, compared to $31.3 million in the prior fiscal year. The increase is primarily due to company-owned domestic same store sales growth of 5.4% and the opening of two company-owned restaurants during the current fiscal year, as well as approximately $0.6 million of additional revenue from the 53rd week.

Company segment profit was $5.5 million in fiscal year 2016, a decrease of $0.2 million, or 3.7%, compared to $5.7 million in the prior fiscal year. The decrease is primarily due to an increase in the average size of wings as well as a 4.4% increase in commodities rates for bone-in chicken wings and investments in roster sizes and staffing to support the continued sales growth in our company-owned restaurants, as well as pre-opening costs and the ramp up of two company-owned restaurants that opened during 2016 as they achieve normal efficiency. The decrease is partially offset by the company-owned comparable same store sales increase of 5.4%.

Year ended December 26, 2015 compared to year ended December 27, 2014
The following table sets forth information comparing the components of net income in fiscal year 2015 and fiscal year 2014 (in thousands).

	Year ended		Increase / (Decrease)
	December 26, 2015	December 27, 2014	$	%

Revenue:
Royalty revenue and franchise fees	$46,688	$38,032	$8,656	22.8%
Company-owned restaurant sales	31,281	29,417	1,864	6.3%
Total revenue	77,969	67,449	10,520	15.6%
Costs and expenses:
Cost of sales (1)	22,219	20,473	1,746	8.5%
Selling, general and administrative	33,350	26,006	7,344	28.2%
Depreciation and amortization	2,682	2,904	(222)	(7.6)%
Total costs and expenses	58,251	49,383	8,868	18.0%
Operating income	19,718	18,066	1,652	9.1%
Interest expense, net	3,477	3,684	(207)	(5.6)%
Other expense, net	396	84	312	371.4%
Income before income tax expense	15,845	14,298	1,547	10.8%
Income tax expense	5,739	5,312	427	8.0%
Net income	$10,106	$8,986	$1,120	12.5%

(1) Exclusive of depreciation and amortization, shown separately.
Total revenue. Total revenue was $78.0 million in fiscal year 2015, an increase of $10.5 million, or 15.6%, compared to $67.4 million in the prior fiscal year.
Royalty revenue and franchise fees. Royalty revenue and franchise fees were $46.7 million in fiscal year 2015, an increase of $8.7 million, or 22.8%, compared to $38.0 million in the prior fiscal year. Royalty revenue increased by $7.2 million primarily due to 142 franchise restaurant openings and domestic same store sales growth of 7.9% in 2015. Franchise fees increased by $1.3 million driven by 40 additional franchise restaurant openings in 2015 compared to restaurant openings in 2014.
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

Selling, general and administrative. SG&A expense was $33.4 million in fiscal year 2015, an increase of $7.3 million, or 28.2%, compared to $26.0 million in the prior fiscal year. The increase in SG&A compare to the prior year is primarily due to a one-time fee paid of $3.3 million in consideration for the termination of our management agreement with Roark Capital Management, as well as headcount additions and consulting/professional fees.
Depreciation and amortization. Depreciation and amortization was $2.7 million in fiscal year 2015, a decrease of $0.2 million, or 7.6%, compared to $2.9 million in the prior fiscal year. The refranchising of five restaurants in fiscal year 2014 caused a reduction in depreciation of $0.3 million which was mostly offset by additional capital expenditures.
Interest expense, net. Interest expense was $3.5 million in fiscal year 2015, a decrease of $0.2 million, or 5.6%, from $3.7 million in the prior fiscal year. The decrease was attributable to a decrease in the applicable interest rate associated with the credit facility as a result of our improved leverage ratio.
Income tax expense. Income tax expense was $5.7 million in fiscal year 2015, yielding an effective tax rate of 36.2%, compared to an effective tax rate of 37.2% in the prior fiscal year. The reduction in the rate is largely driven by a decrease in the effective state rate, driven by a shift in apportionment rates and total revenue mix.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (in thousands):

	Year Ended		Increase / (Decrease)
	December 26, 2015	December 27, 2014	$	%
Revenue:
Franchise segment	$46,688	$38,032	$8,656	22.8%
Company segment	31,281	29,417	1,864	6.3%
Total segment revenue	$77,969	$67,449	$10,520	15.6%

Segment Profit:
Franchise segment	$19,701	$15,213	$4,488	29.5%
Company segment	5,737	5,471	266	4.9%
Total segment profit	$25,438	$20,684	$4,754	23.0%

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

Company segment profit was $5.7 million in fiscal year 2015, an increase of $0.3 million, or 4.9%, compared to $5.5 million in the prior fiscal year. The improvement is due to the leveraging of fixed costs due to the company-owned comparable same store sales increase of 9.4%, offset by a 17.1% increase in commodities rates for bone-in chicken wings.
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
The following table shows summary cash flows information for the fiscal years 2016, 2015 and 2014 (in thousands):

	Year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Net cash provided by (used in):
Operating activities	22,166	13,047	14,370
Investing activities	(2,056)	(1,915)	(363)
Financing activities	(27,050)	(10,165)	(7,457)
Net change in cash and cash equivalents	$(6,940)	$967	$6,550
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

Net cash provided by operating activities was $22.2 million in fiscal year 2016, an increase of $9.1 million, from $13.0 million in fiscal year 2015 primarily due to increased net income over the prior year, and the timing of changes in working capital.
Net cash provided by operating activities was $13.0 million in fiscal year 2015, a decrease of $1.3 million, from $14.4 million in fiscal year 2014 primarily due the timing of changes in working capital, specifically, the timing of cash collected related to deferred revenue from franchise and development agreements and restaurant openings, offset by an increase in net income.
Investing activities. Our net cash used in investing activities was $2.1 million in fiscal year 2016, an increase of $0.1 million, from $1.9 million in fiscal year 2015. The increase in the use of cash was due to an increase in capital expenditures over the comparable period primarily driven by opening two corporate restaurants.
Net cash used in investing activities was $1.9 million in fiscal year 2015, an increase of $1.6 million, from $0.4 million in fiscal year 2014. The increase in the use of cash was primarily due to the proceeds of $1.1 million from the refranchising of five corporate restaurants during the first fiscal quarter of 2014, which was partially offset by an increase in capital expenditures over the comparable period.
Financing activities. Our net cash used in financing activities was $27.1 million in fiscal year 2016, an increase of $16.9 million, from $10.2 million in fiscal year 2015. The increase was due to increased dividend payments to stockholders of $35.3 million over the prior year amount paid. This was partially offset by an increase in net borrowings of $54.0 million in 2016, compared to $34.7 million in net proceeds from the sale of common stock in our IPO in 2015.
 Our net cash used in financing activities was $10.2 million in fiscal year 2015, an increase of $2.7 million, from $7.5 million in fiscal year 2014. The increase was due to a dividend payout of $48.0 million to stockholders, which was partially offset by $34.7 million in net proceeds from the sale of common stock in our IPO. No dividends were paid during the comparable period in 2014. Additionally, cash proceeds from net borrowings were $1.8 million in 2015, compared to net principal payments of $8.8 million in 2014.
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
We made principal prepayments of $10.0 million on our March 2015 credit facility and $13.8 million on our new senior secured credit facility in 2016. As a result of the debt refinancing, principal installments for the new senior secured credit facility of $875,000 are due quarterly with all unpaid amounts due at maturity in June 2021.
The senior secured credit facility is secured by substantially all of our assets and requires compliance with certain financial and non-financial covenants, including fixed charge coverage and leverage. We were in compliance with these covenants as of December 31, 2016. Failure to comply with these covenants in the future could cause an acceleration of outstanding amounts under the term loan and revolver and restrict us from borrowing under the revolving credit facility to fund our liquidity requirements.

Contractual Obligations
The following table sets forth our contractual obligations and commercial commitments as of December 31, 2016 (in thousands):

	Payments due by period
	Fiscal year 2017	Fiscal years 2018-2019	Fiscal years 2020-2021	Thereafter
Senior credit facility	$3,500	$6,125	$141,625	$—
Operating leases (a)	1,725	2,854	2,213	4,385
Interest payments	4,969	8,359	6,897	—
Total	$10,194	$17,338	$150,735	$4,385
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
Off-Balance Sheet Arrangements
At December 31, 2016, we did not have any off-balance sheet arrangements, except for leases.
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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for bone-in chicken wings so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 29.1% and 28.9% of our company-owned restaurant costs of sales in fiscal years 2016 and 2015, respectively, with an annual average price per pound of $1.89 and $1.81, respectively. A hypothetical 10.0% increase in the bone-in chicken wing costs in fiscal year 2016 would have increased costs of sales by approximately $0.7 million during the year. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing agreements with our suppliers, these agreements cover our physical commodity needs, are not net-settled, and are accounted for as normal purchases.
Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under our senior secured credit facility, which bear interest at variable rates. At December 31, 2016, we had $151.3 million outstanding under our credit facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. A hypothetical 1.0% percentage point increase or decrease in the interest rate associated with our credit facilities would have resulted in a $1.5 million impact on interest expense for the year ended December 31, 2016.
Item 8. Financial Statements and Supplementary Data
Information with respect to this Item is set forth beginning on page F-1. See “Item 15 - Exhibits and Financial Schedule” below.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit emerging growth companies, which we are, to provide only management's report in this annual report.
Changes in Internal Control over Financial Reporting
Remediation of Previously Reported Material Weakness
For the fiscal year ended December 27, 2014, it was concluded that a material weakness existed in our internal controls over financial reporting. This weakness related to a lack of sufficient information technology controls. We have subsequently completed remediation steps to address the material weakness in internal control, including:

•
We have created and implemented information technology policies and procedures to govern information security, new and terminated user administration, privileged access, periodic user access reviews, change control and computer operations.

•	We have implemented access management controls, programmatic change controls, computer operations controls and system development life cycle controls.

Management has tested the newly implemented control activities and found them to be effective and has concluded that this material weakness has been remediated as of December 31, 2016.
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

Item 9B. Other Information
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, executive officers, audit committee and our audit committee financial expert required by this Item 10 will be included in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information regarding executive compensation required by this Item 11 will be included in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12 will be included in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence required by this Item 13 will be included in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Ernst & Young LLP. Information regarding principal accountant fees and services required by this Item 14 will be included in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

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

Wingstop Inc.

Name	Title	Date
/s/ Charles R. Morrison		March 3, 2017
Charles R. Morrison	President and Chief Executive Officer (Principal Executive Officer)
/s/ Michael F. Mravle		March 3, 2017
Michael F. Mravle	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Neal K. Aronson		March 3, 2017
Neal K. Aronson	Director, Chairman of the Board
/s/ Lynn Crump-Caine		March 3, 2017
Lynn Crump-Caine	Director
/s/ Sidney J. Feltenstein		March 3, 2017
Sidney J. Feltenstein	Director
/s/ Michael J. Hislop		March 3, 2017
Michael J. Hislop	Director
/s/ Wesley S. McDonald		March 3, 2017
Wesley S. McDonald	Director
/s/ Erik O. Morris		March 3, 2017
Erik O. Morris	Director
/s/ Steven M. Romaniello		March 3, 2017
Steven M. Romaniello	Director

Index to exhibits

Exhibit No.	Description
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

10.14†	Employment Agreement, dated May 29, 2015, by and between Wingstop Restaurants Inc. and Larry D. Kruguer
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

10.17†
Form of Indemnification Agreement (RC II WS LLC affiliated directors) filed as exhibit 10.17 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.18†
Wingstop Inc. 2015 Omnibus Incentive Compensation Plan filed as exhibit 10.18 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.19
Form of Stock Transfer Restriction Agreement by and among Wing Stop Holding Corporation, Wingstop Inc., RC II WS LLC and certain stockholders party thereto filed as exhibit 10.11 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.20†
Amendment One to Wingstop Inc. 2015 Omnibus Incentive Compensation Plan filed as exhibit 10.1 to the Form 10-Q of the Company for the quarter ended June 27, 2015 on August 7, 2015 and incorporated herein by reference

10.21†
Form of Option Award Agreement for Wingstop Inc. 2015 Omnibus Incentive Compensation Plan filed as exhibit 10.1 to the Form 10-Q of the Company for the quarter ended June 27, 2015 on August 7, 2015 and incorporated herein by reference

10.22
Credit Agreement dated June 30, 2016, by and among Wingstop, Inc., as borrower and guarantor, Wells Fargo Bank, National Association, as administrative agent and issuing lender, and Wells Fargo Securities, LLC and Citizens Bank, National Association as joint lead arrangers and joint book runners filed as Exhibit 10.1 to the Current Report of the Company on Form 8-K on June 30, 2016 and incorporated herein by reference

10.23†
Employment Agreement, dated December 22, 2016, between the Company and Charles R. Morrison filed as Exhibit 10.1 to the Current Report of the Company on Form 8-K on December 23, 2016 and incorporated herein by reference

21.1*	List of subsidiaries of Wingstop Inc.
23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
† Indicates management agreement

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Wingstop Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Wingstop Inc. and Subsidiaries as of December 31, 2016 and December 26, 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three fiscal years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wingstop Inc. and Subsidiaries at December 31, 2016 and December 26, 2015, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
Dallas, Texas
March 3, 2017

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value data)

	December 31, 2016	December 26, 2015

Assets
Current assets
Cash and cash equivalents	$3,750	$10,690
Accounts receivable, net	3,199	3,404
Prepaid expenses and other current assets	1,634	1,752
Advertising fund assets, restricted	2,533	3,774
Total current assets	11,116	19,620
Property and equipment, net	4,999	4,593
Goodwill	45,128	45,128
Trademarks	32,700	32,700
Customer relationships, net	16,914	18,296
Other non-current assets	943	313
Total assets	$111,800	$120,650
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$1,458	$1,252
Other current liabilities	9,241	7,544
Current portion of debt	3,500	—
Advertising fund liabilities, restricted	2,533	3,774
Total current liabilities	16,732	12,570
Long-term debt, net	147,217	95,008
Deferred revenues, net of current	7,868	7,623
Deferred income tax liabilities, net	12,304	13,018
Other non-current liabilities	2,307	2,104
Total liabilities	186,428	130,323
Commitments and contingencies (see note 11)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,747,392 and 28,581,182 shares issued and outstanding as of December 31, 2016 and December 26, 2015, respectively	287	286
Additional paid-in-capital	1,194	36,870
Accumulated deficit	(76,109)	(46,829)
Total stockholders' deficit	(74,628)	(9,673)
Total liabilities and stockholders' deficit	$111,800	$120,650

See accompanying notes to consolidated financial statements

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014

Revenue:
Royalty revenue and franchise fees	$57,071	$46,688	$38,032
Company-owned restaurant sales	34,288	31,281	29,417
Total revenue	91,359	77,969	67,449
Costs and expenses:
Cost of sales (1)	25,308	22,219	20,473
Selling, general and administrative	33,840	33,350	26,006
Depreciation and amortization	3,008	2,682	2,904
Total costs and expenses	62,156	58,251	49,383
Operating income	29,203	19,718	18,066
Interest expense, net	4,396	3,477	3,684
Other expense, net	254	396	84
Income before income tax expense	24,553	15,845	14,298
Income tax expense	9,119	5,739	5,312
Net income	$15,434	$10,106	$8,986

Earnings per share
Basic	$0.54	$0.37	$0.35
Diluted	$0.53	$0.36	$0.34

Weighted average shares outstanding
Basic	28,637	27,497	25,846
Diluted	28,983	27,816	26,204

Dividends per share	$2.90	$1.83	$—

(1) exclusive of depreciation and amortization, shown separately
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 28, 2013	25,607,302	$256	$36	$(20,554)	$(20,262)
Net income	—	—	—	8,986	8,986
Exercise of stock options	494,453	5	568	—	573
Stock-based compensation expense	—	—	960	—	960
Excess tax benefit of stock-based compensation	—	—	749	—	749
Balance at December 27, 2014	26,101,755	261	2,313	(11,568)	(8,994)
Net income	—	—	—	10,106	10,106
Issuance of common stock in connection with the IPO, net of transaction expenses	2,150,000	21	34,967	—	34,988
Exercise of stock options	329,427	4	474	—	478
Stock-based compensation expense	—	—	1,155	—	1,155
Excess tax benefit of stock-based compensation	—	—	593	—	593
Dividends paid	—	—	(2,632)	(45,367)	(47,999)
Balance at December 26, 2015	28,581,182	286	36,870	(46,829)	(9,673)
Net income	—	—	—	15,434	15,434
Exercise of stock options	166,210	1	484	—	485
Stock-based compensation expense	—	—	1,231	—	1,231
Excess tax benefit of stock-based compensation	—	—	1,163	—	1,163
Dividends paid	—	—	(38,554)	(44,714)	(83,268)
Balance at December 31, 2016	28,747,392	$287	$1,194	$(76,109)	$(74,628)

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014

Operating activities
Net income	$15,434	$10,106	$8,986
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,008	2,682	2,904
Excess tax benefit of stock-based compensation	(1,163)	(813)	(749)
Deferred income taxes	(714)	(1,046)	(1,530)
Stock-based compensation expense	1,231	1,155	960
Amortization of debt issuance costs	437	330	185
Changes in operating assets and liabilities:
Accounts receivable	205	(1,004)	(616)
Prepaid expenses and other assets	(171)	(196)	(901)
Accounts payable and other current liabilities	3,648	1,169	2,681
Deferred revenue	48	450	2,128
Other non-current liabilities (attributable to deferred rent and lease incentives)	203	214	322
Cash provided by operating activities	22,166	13,047	14,370

Investing activities
Purchases of property and equipment	(2,056)	(1,915)	(1,510)
Proceeds from sales of assets	—	—	1,147
Cash used in investing activities	(2,056)	(1,915)	(363)

Financing activities
Proceeds from issuance of common stock, net of expenses	—	34,988	—
Proceeds from exercise of stock options	485	478	573
Borrowings of long-term debt	165,000	40,000	—
Repayments of long-term debt	(109,250)	(38,218)	(8,779)
Payment of deferred financing costs	(1,180)	(227)	—
Excess tax benefit of stock-based compensation	1,163	813	749
Dividends paid	(83,268)	(47,999)	—
Cash used in financing activities	(27,050)	(10,165)	(7,457)

Net change in cash and cash equivalents	(6,940)	967	6,550
Cash and cash equivalents at beginning of period	10,690	9,723	3,173
Cash and cash equivalents at end of period	$3,750	$10,690	$9,723

Supplemental information:
Cash paid for interest	$4,775	$3,409	$3,406
Cash paid for taxes	$7,230	$5,362	$6,158
See accompanying notes to consolidated financial statements.

(1)    Basis of Presentation and Summary of Significant Accounting Policies
Overview
Wingstop Inc. was incorporated in Delaware on March 18, 2015 (“Wingstop” or the “Company”). Wing Stop Holding Corporation was merged with and into Wingstop Inc. pursuant to the reorganization that occurred on May 18, 2015 as described below. Wing Stop Holding Corporation was originally formed on March 16, 2010 to purchase 100% of the equity interests of Wingstop Holdings, Inc. (“WHI”). WHI owns 100% of the common stock of Wingstop Restaurants Inc. (“WRI”). Wingstop, through its primary operating subsidiary, WRI, collectively referred to as the “Company”, is in the business of franchising and operating Wingstop restaurants. As of December 31, 2016, 901 franchised restaurants were in operation domestically and 76 international franchised restaurants were in operation across five countries. As of December 31, 2016, WRI owned and operated 21 restaurants.
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
(b)    Fiscal Year End
The Company uses a 52/53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal year 2016 consisted of 53 weeks, and fiscal years 2015 and 2014 each consisted of 52 weeks.
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

(f)    Accounts Receivable
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
(g)    Inventories
Inventories, which consist of food and beverage products, paper goods and supplies, are valued at the lower of cost (first-in, first-out) or market.
(h)    Property and Equipment
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
(i)    Impairment or Disposal of Long-Lived Assets
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
(j)    Goodwill and Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of goodwill and trademarks, which are not subject to amortization. On an annual basis (October 1st of the fiscal year) and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, the Company reviews the recoverability of goodwill and indefinite-lived intangible assets.
The impairment test for goodwill involves comparing the fair value of the reporting units to their carrying amounts. We estimate fair value based on a combination of a guideline public companies market approach and discounted cash flow techniques using a risk adjusted discount rate that is commensurate with the risk inherent in our current business model. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure a goodwill impairment loss, if any. This step requires an estimation of fair value of all assets and liabilities of the reporting unit and then compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. No indications of impairment were identified during fiscal years 2016, 2015 or 2014.
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
(k)    Revenue Recognition
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
The Company records a liability in the period in which a gift card is sold and recognizes costs associated with our administration of the gift card program as prepaid assets when the costs are incurred. As gift cards are redeemed, the liability and prepaid asset are reduced. When gift cards are redeemed at a franchisee-operated restaurant, the revenue and related administrative costs are recognized by the franchisee. The Company recognizes revenue and related administrative costs when gift cards are redeemed at company-operated restaurants.
(l)    Consideration from Vendors
The Company has entered into food and beverage supply agreements with certain major vendors. Pursuant to the terms of these arrangements, rebates are provided to the Company from the vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants. Additionally, the Company receives certain incentives from vendors to sponsor its annual franchisee convention. These incentives are recognized as earned throughout the year and are classified as a reduction in Cost of sales with any consideration received in excess of the total expense of the vendor’s products included within Royalty revenue and franchise fees within the Consolidated Statements of Operations. The incentives recognized were approximately $6.5 million, $4.8 million and $4.7 million, during fiscal years 2016, 2015 and 2014, respectively, of which $1.0 million, $0.7 million and $1.2 million was classified as a reduction in Cost of sales during fiscal years 2016, 2015 and 2014, respectively.
(m)    Advertising Expenses
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
Effective in June 2015, WRI changed its calculation of the marketing administrative costs incurred by WRI on behalf of the Ad Fund, which has lowered the marketing administrative costs to replace its discretionary contributions to the Ad Fund. The net result of these changes in the cash flows between WRI and the Ad Fund have minimal impact on the Company’s operating costs and no impact to the funds available to the Ad Fund. This change will also not impact historical trends of the Company’s net marketing costs. Prior to the change, WRI made discretionary contributions to the advertising fund for the purpose of supplementing national and regional advertising in certain markets of $0.9 million and $1.5 million for the fiscal years ended December 26, 2015 and December 27, 2014, respectively, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Company operated restaurants incurred advertising expense in fiscal years 2016, 2015 and 2014 of $1.5 million, $1.4 million, and $1.2 million respectively, which are included in cost of sales in the Consolidated Statements of Operations and include the company-operated restaurants’ advertising fund contributions that are equal to 2% of gross sales for each respective year.
In addition to the above, the Company incurred advertising expenses related to franchise sales for fiscal years 2016, 2015 and 2014 of $0.1 million, $0.2 million and $0.3 million respectively, which are included in Selling, general and administrative costs in the Consolidated Statements of Operations.
(n)    Leases
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
(o)    Stock-Based Compensation
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
(p)    Income Taxes
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
(q)    Business Segments
The Company identifies its reporting segments based on the organizational units used by management to monitor performance and make operating decisions. These reporting segments are as follows: franchise operations and company restaurant operations.

Franchise segment
The Franchise segment consists of our domestic and international franchise restaurants, which represent the majority of our system-wide restaurants. As of December 31, 2016, the franchise operations segment consisted of 977 restaurants operated by Wingstop franchisees in the United States and five countries outside of the United States as compared to 826 franchised restaurants in operation as of December 26, 2015. Franchise operations revenue consists primarily of franchise royalty revenue, sales of franchise and development fees and international territory fees. Additionally, vendor rebates received for system-wide volume purchases in excess of the total expense of the vendor’s products are recognized as revenue of franchise operations.
Company Segment
As of December 31, 2016, the Company segment consisted of 21 company-owned restaurants, located in the United States, as compared to 19 company-owned restaurants as of December 26, 2015. Company restaurant sales are for food and beverage sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.
Certain corporate related items are not allocated to the reportable segments and consist primarily of expenses associated with the Company’s initial public offering and management fees. The Company allocates selling, general and administrative expenses based on the relative support provided to each reportable segment.
(r)    Recent Accounting Pronouncements
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted in fiscal year 2017. The Company expects to adopt this new guidance in fiscal year 2018, and has not yet selected a transition method. Based on a preliminary assessment, the Company expects the adoption of the new guidance to change the timing of recognition of initial franchise fees, including development and territory fees for our international business, and renewal fees. Currently, these fees are generally recognized upfront upon either opening of the respective restaurant or when a renewal agreement becomes effective. The new guidance will generally require these fees to be recognized over the term of the related franchise license for the respective restaurant. The Company is continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions, as well as the presentation of advertising fund revenues and expenses, in addition to the impact on accounting policies and related disclosures.
In August 2014, the FASB issued ASU No 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The pronouncement is effective for annual periods ending after December 15, 2016. The Company adopted this pronouncement during the current fiscal year, and the adoption did not have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU No 2015-3, Simplifying the Presentation of Debt Issuance Costs. This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU clarified guidance in ASC 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015. The Company adopted this pronouncement during the first quarter of 2016 and applied the update on a retrospective basis, wherein the balance sheet of each period presented was adjusted to reflect the effects of applying the new guidance. The Company reclassed deferred financing costs of $492,000 for the period ended December 26, 2015 from other non-current assets to long-term debt on the Consolidated Balance Sheets.
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
(2)    Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards, determined using the treasury stock method. We had approximately 4,000, 11,000 and 83,000 stock options outstanding at December 31, 2016, December 26, 2015, and December 27, 2014, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Fiscal Year
	December 31, 2016	December 26, 2015	December 27, 2014
Basic weighted average shares outstanding	28,637	27,497	25,846
Dilutive stock options	346	319	358
Diluted weighted average shares outstanding	28,983	27,816	26,204
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	December 31, 2016		December 26, 2015
		Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Credit Facility:
Term loan facility (1)	Level 2	$68,250	$68,250	$95,500	$95,500
Revolving credit facility (1)	Level 2	$83,000	$83,000	$—	$—
(1) The fair value of long-term debt was estimated using available market information.
The Company also measures certain non-financial assets at fair value on a non-recurring basis, primarily long-lived assets, intangible assets and goodwill, in connection with our periodic evaluations of such assets for potential impairment.
(4)    Divestures
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
(5)    Accounts Receivable, net
Accounts receivables, net, consist of the following (in thousands):

	December 31, 2016	December 26, 2015
Vendor rebates receivable	$1,459	$2,484
Royalties receivable	883	710
Gift card receivable	672	—
Other receivables, net	185	210
Accounts receivable, net	$3,199	$3,404
(6)    Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 31, 2016	December 26, 2015
Equipment, furniture and fixtures	$7,682	$7,245
Leasehold improvements	6,081	5,457
Construction in progress	201	12
Property and equipment, gross	13,964	12,714
Less: accumulated deprecation	(8,965)	(8,121)
Property and equipment, net	$4,999	$4,593
Depreciation expense was $1.6 million, $1.3 million and $1.5 million for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014, respectively.

(7)    Intangible Assets and Goodwill
The Company’s goodwill and other intangible assets arose from Wingstop’s acquisition of the equity interests of WHI in April 2010. Goodwill has been allocated to two reporting units, company-owned restaurants and franchised restaurants and represents the excess of purchase consideration transferred for the respective reporting unit over the fair value of the business at the time of the acquisition. As of December 31, 2016 and December 26, 2015, the goodwill balance was $45.1 million. See Note 15 for the allocation of goodwill among the two reporting units.

Intangible assets, excluding goodwill, consisted of the following (in thousands):

	December 31, 2016	December 26, 2015	Weighted Average Amortization Period (in years)
Intangible assets:
Trademarks	$32,700	$32,700
Indefinite-lived assets	32,700	32,700
Customer relationships	26,300	26,300	20.0
Proprietary software (1)	115	115	5.0
Noncompete agreements (1)	250	250	2.8
Less: accumulated amortization	(9,751)	(8,369)
Definite-lived assets	16,914	18,296	19.8
Intangible assets, net	$49,614	$50,996
(1) Included within Other non-current assets net of associated accumulated amortization within the Consolidated Balance Sheets.

Amortization expense for definite-lived intangibles was $1.4 million for fiscal years 2016, 2015 and 2014. Estimated amortization expense, principally related to customer relationships, for the five succeeding years and the aggregate thereafter is (in thousands):

Fiscal year 2017	$1,347
Fiscal year 2018	1,334
Fiscal year 2019	1,322
Fiscal year 2020	1,310
Fiscal year 2021	1,298
Thereafter	10,303
Total	$16,914
(8)    Prepaid Expenses and Other Current Assets and Other Current Liabilities
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2016	December 26, 2015
Prepaid expenses	$1,021	$1,185
Prepaid gift card expenses	387	—
Inventories	226	182
Other current assets	—	385
Total	$1,634	$1,752

Other current liabilities consisted of the following (in thousands):

	December 31, 2016	December 26, 2015
Accrued payroll and bonuses	$3,880	$2,812
Current portion of deferred revenues	1,547	1,744
Gift card liability	936	108
Taxes payable	895	161
Accrued interest	29	660
Other accrued liabilities	1,954	2,059
Total	$9,241	$7,544
(9)    Income Taxes
Income tax expense (benefit) for the fiscal years 2016, 2015 and 2014 consists of the following (in thousands):

	Fiscal Year
	December 31, 2016	December 26, 2015	December 27, 2014
Current expense
Federal	$8,854	$5,813	$6,068
State	847	736	606
Foreign	132	236	168
Deferred expense (benefit)
Federal	(662)	(802)	(1,430)
State	(52)	(244)	(100)
Income tax expense	$9,119	$5,739	$5,312

A reconciliation of income tax at the United States federal statutory tax rate (using a statutory tax rate of 34% and 35% as appropriate) to income tax expense for fiscal years 2016, 2015 and 2014 in dollars is as follows (in thousands):

	Fiscal Year
	December 31, 2016	December 26, 2015	December 27, 2014
Expected income tax expense at statutory rate	$8,594	$5,546	$4,943
Permanent differences	92	64	53
State tax expense, net of federal benefit	395	544	15
Foreign tax expense	132	236	168
Foreign tax credits	(132)	(236)	(168)
Increase in unrecognized tax benefit	185	104	28
Valuation allowance	—	(317)	306
Other	(147)	(202)	(33)
Income tax expense	$9,119	$5,739	$5,312

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2016	December 26, 2015
Deferred tax assets:
Deferred revenue	$3,394	$3,383
Accrued bonus	706	424
Property and equipment	136	66
Equity compensation	818	569
Deferred rent	453	397
Intangible assets	593	788
Other	248	458
NOL/credits	443	443
Valuation allowance	(482)	(482)
	6,309	6,046
Deferred tax liabilities:
Intangible assets	(18,613)	(19,064)
	(18,613)	(19,064)
Net deferred tax liability	$(12,304)	$(13,018)
The Company had a state net operating loss carry-forward of $23.3 million at December 31, 2016 and December 26, 2015. The state net operating loss carry forwards begin to expire in 2030.
As of December 31, 2016, the Company had a valuation allowance of $482,000 against its deferred tax assets. In assessing whether a deferred tax asset will be realized, the Company considers whether it is more likely than not that some portion, or all of the deferred tax assets will not be realized. The Company considers the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not we will realize a portion of the benefits of the federal and state deductible differences with the exception of $39,000 and $443,000, respectively.
We have not recognized a deferred tax asset for excess tax benefits of $4.3 million that arose directly from tax deductions related to equity compensation greater than amounts recognized for financial reporting. These excess stock compensation benefits will be credited to additional paid-in capital if realized. We use the “with-and-without” method for purposes of determining when excess tax benefits have been realized. In fiscal years 2016, 2015 and 2014, we recognized excess stock compensation benefits of $1,163,000, $593,000, and $749,000, respectively, which was recorded as additional paid-in capital and offset a portion of our current tax liability.

The Company files income tax returns, which are periodically audited by various federal and state jurisdictions. The Company was not subject to federal or state tax examinations prior to 2009. In fiscal 2013 the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for fiscal 2010 and 2011, which was subsequently settled and closed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 28, 2013	$94
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	—
Additions for tax positions of current year	35
Subtractions for tax positions of current year	—
Balance as of December 27, 2014	129
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	—
Additions for tax positions of current year	336
Subtractions for tax positions of current year	—
Balance as of December 26, 2015	465
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	—
Additions for tax positions of current year	137
Subtractions for tax positions of current year	—
Balance as of December 31, 2016	$602
The Company currently anticipates that $23,000 of the $602,000 of unrecognized tax benefits will be recognized as of December 31, 2016.
As of December 31, 2016 and December 26, 2015, the accrued interest and penalties on the unrecognized tax benefits were $116,000 and $68,000, respectively, excluding any related income tax benefits. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statement of Operations.
(10)    Debt Obligations
Long-term debt consists of the following components (in thousands):

	December 31, 2016	December 26, 2015
Term loan	$68,250	$95,500
Revolving credit facility	83,000	—
Debt issuance costs	(533)	(492)
Less: current portion of debt	(3,500)	—
Long-term debt, net	$147,217	$95,008
On June 30, 2016, the Company entered into a $180.0 million new senior secured credit facility (the “New Credit Facility”), which replaced the Company’s Second Amended and Restated Credit Facility dated March 18, 2015. The New Credit Facility includes a term loan facility in an aggregate amount of $70.0 million and a revolving credit facility up to an aggregate amount of $110.0 million. The Company used the proceeds from the New Credit Facility and cash on hand to refinance $85.5 million of indebtedness under the Company’s March 2015 debt facility and to pay a dividend of $83.3 million to its shareholders. Borrowings under the term loan facility bear interest, payable quarterly, at our option, at the base rate plus a margin (1.00% to 2.00%, dependent on the Company’s reported leverage ratio) or LIBOR plus a margin (2.00% to 3.00%, dependent on the Company’s reported leverage ratio). The New Credit Facility matures in June 2021. As of December 31, 2016, the term loan facility had an outstanding balance of $68.3 million that bears interest at 3.27%.
The revolving credit facility bears interest, payable quarterly, at our option, at the base rate plus a margin or LIBOR plus a margin, with all unpaid amounts due at maturity in June 2021. Any unused portion of the revolving credit facility bears a commitment fee (0.375% to 0.50%, dependent on the Company’s reported leverage ratio). As of December 31, 2016, the revolving credit facility had an outstanding balance of $83.0 million, which bears interest at 3.27%. During the fiscal year ended December 31, 2016, the Company made payments on the revolving credit facility totaling $12.0 million.

In conjunction with the New Credit Facility, the Company evaluated the refinancing of the March 2015 Second Amended and Restated Credit Facility and determined $90.0 million was accounted for as a debt modification and $90.0 million was new debt issuance. The Company incurred $1.3 million in financing costs of which $0.1 million was expensed and $1.2 million was capitalized and is being amortized using the effective interest rate method. Previously capitalized financing costs of $0.2 million were expensed as a result of the refinancing during the current period.
In March 2015, the Company amended and restated the senior secured credit facility (the “Second Amended and Restated Credit Facility”). In connection with the Second Amended and Restated Credit Facility, the facility size was increased from $107.5 million to $137.5 million and was comprised of a $132.5 million term loan and a $5.0 million revolving credit facility. The Company used a portion of the proceeds from the Second Amended and Restated Credit Facility and cash on hand to pay a dividend of $48.0 million to its shareholders. Borrowings under the facility bore interest, payable quarterly, at our option, at the base rate plus a margin (1.50% to 2.25%, dependent on the Company’s reported leverage ratio) or LIBOR plus a margin (2.50% to 3.25%, dependent on our reported leverage ratio). The Second Amended and Restated Credit Facility had a maturity date of March 2020.
In conjunction with the Second Amended and Restated Credit Facility, the Company evaluated the refinancing of the amended facility and determined substantially all of the $132.5 million was accounted for as a debt modification. The Company incurred $728,000 in financing costs of which $528,000 was expensed and $200,000 was capitalized and is being amortized using the effective interest rate method.
In June 2015, in connection with the IPO, the Company used a portion of the IPO proceeds to make a $32.0 million prepayment of the outstanding principle balance of the Second Amended and Restated Credit Facility. As a result of the prepayment, the Company expensed $172,000 of previously capitalized financing costs, which are included in Other (income) expense in the Consolidated Statements of Operations. As of December 26, 2015, the amended and restated credit facility had an outstanding balance of $95.5 million that bore interest at 2.83%.
The Second Amended and Restated Credit Facility included a $5.0 million revolver. At December 26, 2015, there were no amounts outstanding on the line of credit. The Second Amended and Restated Credit Facility also included a $3.0 million line of credit which the Company may utilize to issue letters of credit. The letter of credit facility matures in March 2020. At December 26, 2015, there were no letters of credit outstanding.
The credit facility is secured by substantially all assets of the Company and requires compliance with certain financial and non-financial covenants. As of December 31, 2016, the Company was in compliance with all financial covenants.
As of December 31, 2016, the scheduled principle payments on debt were as follows (in thousands):

Fiscal year 2017	$3,500
Fiscal year 2018	3,500
Fiscal year 2019	2,625
Fiscal year 2020	3,500
Fiscal year 2021	138,125
Total	$151,250
(11)    Commitments and Contingencies
WRI leases certain office and retail space and equipment under non-cancelable operating leases with terms expiring at various dates through July 2031.
A schedule of future minimum rental payments required under our operating leases, excluding contingent rent, that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 2016, is as follows (in thousands):

Fiscal year 2017	$1,725
Fiscal year 2018	1,544
Fiscal year 2019	1,310
Fiscal year 2020	1,185
Fiscal year 2021	1,028
Thereafter	4,385
Total	$11,177

Rent expense under cancelable and non-cancelable leases was $1.9 million, $2.0 million, and $1.9 million for the fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014, respectively.
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
(12)    Employee Benefit Plan
The Company sponsors a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. The Company made matching contributions of approximately $425,000, $332,000 and $84,000 for fiscal years 2016, 2015 and 2014, respectively.
(13)    Stock-Based Compensation
In connection with the IPO, the Wingstop Inc. 2015 Omnibus Equity Incentive Plan, or the 2015 Plan, was adopted and became effective upon completion of the offering. The 2015 Plan provides for the grant or award of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards and other stock-based awards to employees, directors, and other eligible persons. Under the 2015 Plan, Wingstop had 2,143,589 shares authorized for issuance, 96,435 shares of common stock issuable upon exercise of currently outstanding options, and 2,047,154 shares available for future grants as of December 31, 2016.
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
Under the 2010 Plan, Wingstop had 3,304,115 shares authorized for issuance. There are 758,612 shares of common stock issuable upon exercise of currently outstanding options, and 358,306 shares available for future grants at December 31, 2016.

The following table summarizes stock option activity (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 26, 2015	1,177	$4.66	$21,059	7.7
Granted	36	$24.34
Exercised	(166)	$2.92
Canceled	(192)	$5.99
Outstanding - December 31, 2016	855	$5.14	$20,905	6.8
The total grant-date fair value of stock options vested during each of the fiscal years 2016, 2015 and 2014 was $1.0 million, $0.7 million and $0.9 million, respectively. The total intrinsic value of stock options exercised was $3.8 million, $3.0 million and $2.7 million for fiscal years 2016, 2015 and 2014, respectively.
Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized approximately $1.2 million, $1.2 million and $1.0 million in stock compensation expense for fiscal years 2016, 2015 and 2014, respectively, with a corresponding increase to additional paid-in-capital. Stock compensation expense is included in Selling, general and administrative expenses in the Consolidated Statement of Operations.
A summary of the status of non-vested shares as of December 31, 2016 and the changes during the period then ended is presented below:

	December 31, 2016
	Shares	Weighted average grant-date fair value
Non-vested shares at beginning of year	955	$4.88
Granted	36	$24.34
Vested	(299)	$2.64
Forfeited	(192)	$5.99
Non-vested shares at end of year	500	$7.19

The Company granted 11,724 shares of restricted stock awards during 2016 with a weighted average grant date fair value of $25.59. The fair value of the non-vested restricted stock awards is based on the closing price on the date of grant. All of the outstanding restricted stock awards are non-vested as of December 31, 2016 and will be recognized over a weighted average remaining term of approximately 2.9 years.
As of December 31, 2016, there was $2.0 million of total unrecognized stock compensation expense related to non-vested stock options and restricted stock awards, which will be recognized over a weighted average period of approximately 2.1 years.
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

	2016	2015	2014
Risk-free interest	1.44%	1.96%	1.96%
Expected life (years)	6.2	6.5	6.5
Expected dividend yield	0%	0%	0%
Volatility	52.0%	52.0%	50.8%
Weighted-average Black-Scholes fair value per share at date of grant	$13.74	$8.87	$3.87

The Company used the simplified method for determining the expected life of the options. In addition, assumptions made regarding forfeitures in determining the remaining unamortized share-based compensation are re-evaluated periodically.
During 2016, the Board of Directors authorized a dividend in the amount of $2.90 per share, or $83.3 million. In connection with the declaration and payment of the dividend, the exercise price of some of the outstanding options on July 12, 2016 was reduced by an amount of $2.90 per share. During 2015, the Board of Directors authorized a dividend in the amount of $1.83 per share or $48.0 million. In connection with the declaration and payment of the dividend, the exercise price of some of the outstanding options on March 27, 2015 was reduced by an amount of $1.83 per share. At each dividend date, management evaluated the option modification for incremental compensation expense and calculated $94,000 and $537,000 of total incremental compensation for the modifications during fiscal years 2016 and 2015, respectively.
(14)    Related Party Transactions
The Company was party to a management agreement with Roark Capital Management, LLC, or Roark Capital Management, an affiliate of Wingstop’s former majority shareholder (prior to the secondary offering completed in March, 2016). Pursuant to this management agreement, Roark Capital Management agreed to provide the Company with advice concerning finance, strategic planning and other services. In June 2015, the Company paid a one-time fee to Roark Capital Management in consideration for the termination of our management agreement of $3.3 million. The Company paid Roark Capital Management fees and expense reimbursement totaling $3.5 million and $0.4 million for the fiscal years ended December 26, 2015 and December 27, 2014, respectively, inclusive of the termination fee. As of December 31, 2016, three of the Company’s board members were employed by Roark Capital Management.
(15)    Business Segments
Information on segments and a reconciliation to income (loss) before taxes are as follows (in thousands):

	Fiscal Year
	December 31, 2016	December 26, 2015	December 27, 2014
Revenue:
Franchise segment	$57,071	$46,688	$38,032
Company segment	34,288	31,281	29,417
Total segment revenue	$91,359	$77,969	$67,449

Segment Profit:
Franchise segment	$25,850	$19,701	$15,213
Company segment	5,526	5,737	5,471
Total segment profit	31,376	25,438	20,684
Corporate and other (1)	2,173	5,720	2,618
Interest expense, net	4,396	3,477	3,684
Other (income) expense, net	254	396	84
Income before taxes	$24,553	$15,845	$14,298

Depreciation and amortization:
Franchise segment	$2,092	$1,812	$1,868
Company segment	916	870	1,036
Total depreciation and amortization	3,008	2,682	2,904

Capital expenditures:
Franchise segment	$387	$1,308	$1,159
Company segment	1,669	607	351
Total capital expenditures	$2,056	$1,915	$1,510
(1) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of transaction costs associated with the refinancings of our credit agreement and our public offerings, and management fees (discussed in Note 14).

Information on segment assets and a reconciliation to consolidated assets are as follows (in thousands):

	As of
	December 31, 2016	December 26, 2015
Segment assets:
Franchise segment	$94,889	$97,412
Company segment	9,864	8,715
Total segment assets	104,753	106,127
Corporate and other (2)	7,047	14,523
Total assets	$111,800	$120,650
(2) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of cash and cash equivalents, advertising fund restricted assets and capitalized costs associated with the issuance of indebtedness.

Segment goodwill:
Franchise segment	$39,930	$39,930
Company segment	5,198	5,198
Total goodwill	$45,128	$45,128
(16)    Quarterly Financial Data (unaudited)
The following tables set forth certain unaudited consolidated financial information for each of the four quarters in 2016 and 2015 (in thousands, except per share data):

	Quarter Ended
	December 31, 2016 (1)	September 24, 2016	June 25, 2016	March 26, 2016	December 26, 2015	September 26, 2015	June 27, 2015	March 28, 2015
Total revenue	$24,752	$21,810	$22,723	$22,074	$20,577	$19,134	$19,232	$19,026
Operating income	8,255	6,080	7,240	7,628	6,508	5,853	2,406	4,951
Net income	4,312	2,753	4,079	4,290	3,795	3,173	584	2,554

Earnings per share
Basic	$0.15	$0.10	$0.14	$0.15	$0.13	$0.11	$0.02	$0.10
Diluted	$0.15	$0.09	$0.14	$0.15	$0.13	$0.11	$0.02	$0.10

Weighted average shares outstanding
Basic	28,745	28,725	28,646	28,586	28,581	28,581	26,689	26,290
Diluted	29,114	29,014	28,989	28,967	28,951	28,891	26,970	26,607

(1) Fiscal 2016 consisted of 53 calendar weeks, with the fourth quarter containing 14 calendar weeks.