Form 10-Q
period 2017-04-01
Wingstop Inc.
filed 2017-05-05
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On May 5, 2017 there were 28,977,030 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	April 1, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,436	$3,750
Accounts receivable, net	3,259	3,199
Prepaid expenses and other current assets	1,566	1,634
Advertising fund assets, restricted	4,596	2,533
Total current assets	12,857	11,116
Property and equipment, net	4,993	4,999
Goodwill	45,128	45,128
Trademarks	32,700	32,700
Customer relationships, net	16,577	16,914
Other non-current assets	900	943
Total assets	$113,155	$111,800
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$1,797	$1,458
Other current liabilities	6,468	9,241
Current portion of debt	3,500	3,500
Advertising fund liabilities, restricted	4,596	2,533
Total current liabilities	16,361	16,732
Long-term debt, net	141,373	147,217
Deferred revenues, net of current	8,043	7,868
Deferred income tax liabilities, net	12,373	12,304
Other non-current liabilities	2,266	2,307
Total liabilities	180,416	186,428
Commitments and contingencies (see note 6)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,977,030 and 28,747,392 shares issued and outstanding as of April 1, 2017 and December 31, 2016, respectively	290	287
Additional paid-in-capital	2,028	1,194
Accumulated deficit	(69,579)	(76,109)
Total stockholders' deficit	(67,261)	(74,628)
Total liabilities and stockholders' deficit	$113,155	$111,800

See accompanying notes to consolidated financial statements

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 1, 2017	March 26, 2016

Revenue:
Royalty revenue and franchise fees	$18,023	$13,498
Company-owned restaurant sales	8,546	8,576
Total revenue	26,569	22,074
Costs and expenses:
Cost of sales (1)	6,600	6,077
Selling, general and administrative	10,262	7,655
Depreciation and amortization	755	714
Total costs and expenses	17,617	14,446
Operating income	8,952	7,628
Interest expense, net	1,299	761
Other expense, net	—	28
Income before income tax expense	7,653	6,839
Income tax expense	1,123	2,549
Net income	$6,530	$4,290

Earnings per share
Basic	$0.23	$0.15
Diluted	$0.22	$0.15

Weighted average shares outstanding
Basic	28,895	28,586
Diluted	29,336	28,967

(1) exclusive of depreciation and amortization, shown separately
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 1, 2017	March 26, 2016

Operating activities
Net income	$6,530	$4,290
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	755	714
Deferred income taxes	69	7
Stock-based compensation expense	255	153
Amortization of debt issuance costs	73	38
Changes in operating assets and liabilities:
Accounts receivable	(60)	848
Prepaid expenses and other assets	76	537
Accounts payable and other current liabilities	(2,379)	1,589
Deferred revenue	120	(441)
Other non-current liabilities (attributable to deferred rent and lease incentives)	(41)	136
Cash provided by operating activities	5,398	7,871

Investing activities
Purchases of property and equipment	(419)	(309)
Cash used in investing activities	(419)	(309)

Financing activities
Proceeds from exercise of stock options	582	64
Repayments of long-term debt	(5,875)	(10,000)
Cash used in financing activities	(5,293)	(9,936)

Net change in cash and cash equivalents	(314)	(2,374)
Cash and cash equivalents at beginning of period	3,750	10,690
Cash and cash equivalents at end of period	$3,436	$8,316

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation
Basis of Presentation
Wingstop Inc. (“Wingstop” or the “Company”) is in the business of franchising and operating Wingstop restaurants. As of April 1, 2017, 927 franchised restaurants were in operation domestically and 83 international franchised restaurants were in operation across five countries. As of April 1, 2017, the Company owned and operated 21 restaurants.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of April 1, 2017 and December 31, 2016 and operating results are for the thirteen weeks ended April 1, 2017 and March 26, 2016.
In the Company’s opinion, all necessary adjustments have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016.
The Company uses a 52/53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2017 and 2016 have 52 weeks and 53 weeks, respectively.
Advertising Fund
WRI administers the Wingstop Restaurants Advertising Fund (“Ad Fund”), which is used for various forms of advertising for the Wingstop brand. The revenues, expenses and cash flows of the Ad Fund are not included in the Consolidated Statements of Operations or Consolidated Statements of Cash Flows because the Company does not have complete discretion over the usage of the funds. Beginning in fiscal year 2017, in conjunction with the launch of national advertising, the advertising fund contribution collected from Wingstop restaurant franchisees and WRI-owned restaurants increased from 2% to 3% of gross sales. This change is not an increase in the 4% of the restaurants’ gross sales that has historically been required to be spent on advertising according to our franchise agreement, but rather a reallocation of the 4%. For the thirteen weeks ended April 1, 2017 and March 26, 2016 the Company made discretionary contributions to the Ad Fund totaling $2.9 million and $0.6 million, respectively, for the purpose of supplementing the national advertising campaign.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted in fiscal year 2017. The Company will adopt this new guidance in fiscal year 2018, and has not yet selected a transition method. Based on a preliminary assessment, the Company expects the adoption of the new guidance to change the timing of recognition of initial franchise fees, including development and territory fees for our international business, and renewal fees. Currently, these fees are generally recognized upfront upon either opening of the respective restaurant or when a renewal agreement becomes effective. The new guidance will generally require these fees to be recognized over the term of the related franchise license for the respective restaurant. The Company is continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions, as well as the presentation of advertising fund revenues and expenses, in addition to the impact on accounting policies and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. This new guidance requires a modified retrospective transition approach for all leases existing at, or entered

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which was issued to simplify accounting for several aspects of share-based payment transactions, including the income tax impact, classification on the statement of cash flows and forfeitures.
We adopted this new standard on January 1, 2017.

As a result, the recognition of excess tax benefits are reflected in our provision for income taxes in the Consolidated Statement of Operations rather than Stockholders’ deficit in the Consolidated Balance Sheet for all periods after fiscal year 2016. This provision was required to be applied prospectively. For the quarter ended April 1, 2017, we recognized $1.7 million of excess tax benefits in income tax expense in the Statement of Operations.

Excess tax benefits are now reported in cash flows from operating activities rather than cash flows from financing activities in the Consolidated Statement of Cash Flows. We elected to apply this change in presentation retrospectively, and thus, prior periods have been adjusted, resulting in an increase to cash provided by operating activities and cash used in financing activities of $0.4 million for the quarter ended March 26, 2016.
This new standard allows entities to make an accounting policy election to either estimate the number of awards that are expected to vest, as previously required, or account for forfeitures when they occur. We have elected to recognize forfeitures in the period they occur. This change in accounting policy did not result in a material impact to the Consolidated Statement of Operations.
(2)    Earnings per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted stock units, determined using the treasury stock method. For the thirteen weeks ended April 1, 2017, approximately 6,000 stock options and 56,000 restricted stock units were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive. For the thirteen weeks ended March 26, 2016, approximately 3,000 stock options were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2017	March 26, 2016
Basic weighted average shares outstanding	28,895	28,586
Dilutive shares	441	381
Diluted weighted average shares outstanding	29,336	28,967
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	April 1, 2017		December 31, 2016
		Carrying Value (2)	Fair Value	Carrying Value (2)	Fair Value
Senior Secured Credit Facility:
Term loan facility (1)	Level 2	$67,375	$67,375	$68,250	$68,250
Revolving credit facility (1)	Level 2	$78,000	$78,000	$83,000	$83,000
(1) The fair value of long-term debt was estimated using available market information.
(2) Excluding issuance costs netted on the face of the Balance Sheet.
The Company also measures certain non-financial assets at fair value on a non-recurring basis, primarily long-lived assets, intangible assets and goodwill, in connection with our periodic evaluations of such assets for potential impairment.
(4)    Income Taxes
Income tax expense and the effective tax rate were $1.1 million and 14.7%, respectively, for the thirteen weeks ended April 1, 2017, and $2.5 million and 37.3%, respectively, for the thirteen weeks ended March 26, 2016. Income tax expense for the thirteen weeks ended April 1, 2017 includes $1.7 million in tax benefits resulting from the recognition of excess tax benefits from share-based compensation in income tax expense rather than paid-in capital due to the adoption of ASU 2016-09, which resulted in a lower effective tax rate for the thirteen weeks ended April 1, 2017 compared to the prior year period.
(5)    Debt Obligations
The senior secured credit facility consists of a term loan facility in an aggregate amount of $70.0 million and a revolving credit facility up to an aggregate amount of $110.0 million. As of April 1, 2017, the term loan facility and the revolving credit facility had outstanding balances of $67.4 million and $78.0 million, respectively, bearing interest at 3.40%.
In 2017, the Company made payments of $5.0 million on the outstanding principal balance of its revolving credit facility.
The senior secured credit facility is secured by substantially all assets of the Company and requires compliance with certain financial and non-financial covenants. As of April 1, 2017, the Company was in compliance with all covenants.
As of April 1, 2017, the scheduled principal payments on debt were as follows (in thousands):

Remainder of fiscal year 2017	$2,625
Fiscal year 2018	3,500
Fiscal year 2019	2,625
Fiscal year 2020	3,500
Fiscal year 2021	133,125
Total	$145,375
(6)    Commitments and Contingencies
Wingstop Restaurants Inc. (“WRI”) leases certain office and retail space and equipment under non-cancelable operating leases with terms expiring at various dates through July 2031.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A schedule of future minimum rental payments required under our operating leases, excluding contingent rent, that have initial or remaining non-cancelable lease terms in excess of one year, as of April 1, 2017, is as follows (in thousands):

Remainder of fiscal year 2017	$1,295
Fiscal year 2018	1,544
Fiscal year 2019	1,310
Fiscal year 2020	1,184
Fiscal year 2021	1,028
Fiscal year 2022	971
Thereafter	3,414
Total	$10,746
Rent expense under cancelable and non-cancelable leases was $491,000 and $464,000 for the thirteen weeks ended April 1, 2017 and March 26, 2016, respectively.
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
(7)    Stock-Based Compensation
Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized $255,000 in stock compensation expense for the thirteen weeks ended April 1, 2017, with a corresponding increase to additional paid-in-capital. Stock compensation expense is included in Selling, general & administrative expense (SG&A) in the Consolidated Statement of Operations.
Stock Options
The following table summarizes stock option activity (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 31, 2016	855	$5.14	$20,905	6.8
Granted	—	$—
Exercised	(217)	$2.67
Canceled	(1)	$23.26
Outstanding - April 1, 2017	637	$5.96	$14,217	6.8
The total grant-date fair value of stock options vested during the thirteen weeks ended April 1, 2017 was $873,000. The total intrinsic value of stock options exercised during the thirteen weeks ended April 1, 2017 was $5.5 million. As of April 1, 2017, total unrecognized compensation expense related to unvested stock options was $1.8 million, which is expected to be recognized over a weighted-average period of 2.4 years.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Restricted Stock Units and Performance Stock Units
The following table summarizes activity related to restricted stock units and performance stock units (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2016	—	$—	—	$—
Granted	96	26.68	84	27.18
Released	—	—	—	—
Canceled	(1)	26.30	—	—
Outstanding - April 1, 2017	95	$26.68	84	$27.18
The fair value of restricted stock units and performance stock units are based on the closing market price of the stock on the date of grant. The restricted stock units granted during the thirteen weeks ended April 1, 2017 vest over a three year service period. As of April 1, 2017, total unrecognized compensation expense related to unvested restricted stock units was $2.4 million which is expected to be recognized over a weighted-average period of 2.9 years.
The performance stock units vest based on the outcome of certain performance criteria. For performance stock units granted during the thirteen weeks ended April 1, 2017, the amount of units that can be earned range from 0% to 100% of the number of performance awards granted, based on the achievement of certain adjusted EBITDA targets, as defined by the plan, over a performance period of one to three years. The compensation expense related to the performance stock units is recognized over the vesting period when the achievement of the performance conditions become probable. As of April 1, 2017, total unrecognized compensation expense related to unvested performance stock units was $1.8 million which is expected to be recognized over a weighted-average period of 2.9 years.
(8)    Business Segments
The Franchise segment consists of domestic and international franchise restaurants, which represent the majority of our system-wide restaurants. As of April 1, 2017, the franchise operations segment consisted of 1,010 restaurants operated by Wingstop franchisees in the United States and five countries outside of the United States as compared to 854 franchised restaurants in operation as of March 26, 2016. Franchise operations revenue consists primarily of franchise royalty revenue, sales of franchise and development fees, international territory fees, and other revenue.
As of April 1, 2017, the Company segment consisted of 21 company-owned restaurants, located in the United States, as compared to 19 company-owned restaurants as of March 26, 2016. Company restaurant sales are for food and beverage sales at company-owned restaurants. Company restaurant expenses are operating expenses at company-owned restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Information on segments and a reconciliation to income before taxes are as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2017	March 26, 2016
Revenue:
Franchise segment	$18,023	$13,498
Company segment	8,546	8,576
Total segment revenue	$26,569	$22,074

Segment Profit:
Franchise segment	$7,873	$6,372
Company segment	1,079	1,706
Total segment profit	8,952	8,078
Corporate and other (1)	—	450
Interest expense, net	1,299	761
Other (income) expense, net	—	28
Income before taxes	$7,653	$6,839
(1) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of expenses associated with our public offerings.

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
We operate on a 52 or 53 week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Fiscal years 2017 and 2016 contain 52 weeks and 53 weeks, respectively.
Overview
Wingstop is a high-growth franchisor and operator of restaurants that offer cooked-to-order, hand-sauced and tossed chicken wings.

We believe we pioneered the concept of wings as a “center-of-the-plate” item for all of our meal occasions. While other concepts include wings as add-on menu items or focus on wings in a bar or sports-centric setting, we are singularly focused on wings, fries and sides, which generate approximately 92% of our system-wide sales.

We offer 11 bold, distinctive and craveable flavors on our bone-in and boneless chicken wings paired with fresh-cut, seasoned fries and sides made fresh daily. Our menu is highly-customizable for different dining occasions, and we believe it delivers a compelling value proposition for groups, families, and individuals. We have broad and growing consumer appeal anchored by a sought after core demographic of 18-34 year old Millennials, which we believe is a loyal consumer group that dines at fast casual restaurants more frequently.

Founded in 1994 in Garland, Texas, we have sold approximately 4 billion wings since our inception. Today, Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of April 1, 2017, we had a total 1,031 restaurants across 41 states and six countries in our system. Our restaurant base is 98% franchised, with 1,010 franchised locations (including 83 international locations) and 21 company-owned restaurants.

In 2017, we began transitioning to a national advertising program. This change is not an increase in the 4% of the restaurants’ gross sales that has historically been spent on advertising, but rather a reallocation of the 4%. This transition to national advertising from our advertising cooperatives, a more locally driven advertising approach, is expected to provide us with more reach and frequency in existing media markets in addition to coverage for smaller and newer markets where we did not previously leverage television advertising.

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

	Thirteen Weeks Ended
	April 1, 2017	March 26, 2016
Domestic Franchised Activity:
Beginning of period	901	767
Openings	28	29
Closures	(2)	—
Restaurants end of period	927	796

Domestic Company-Owned Activity:
Beginning of period	21	19
Openings	—	—
Closures	—	—
Restaurants end of period	21	19

Total Domestic Restaurants	948	815

International Franchised Activity:
Beginning of period	76	59
Openings	7	2
Closures	—	(3)
Restaurants end of period	83	58

Total System-wide Restaurants	1,031	873
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
The following table sets forth our key performance indicators as well as our total revenue and net income for the thirteen weeks ended April 1, 2017 and March 26, 2016 (dollars in thousands):

	Thirteen Weeks Ended
	April 1, 2017	March 26, 2016
Number of system-wide restaurants open at end of period	1,031	873
System-wide sales (1)	$259,925	$235,821
Domestic restaurant AUV	$1,101	$1,122
System-wide domestic same store sales growth	(1.1)%	4.6%
Company-owned domestic same store sales growth	(5.1)%	9.0%
Total revenue	$26,569	$22,074
Net income	$6,530	$4,290
Adjusted EBITDA (2)	$9,962	$8,917

(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.3% and 3.6% for the thirteen weeks ended April 1, 2017 and March 26, 2016, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
We define “EBITDA” as net income before interest expense, net, income tax expense, and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for management fees and expense reimbursement, transaction costs, gains and losses on the disposal of assets, stock-based compensation expense and management agreement termination fees. There were no management fees or gains and losses on disposal of assets during the thirteen weeks ended April 1, 2017 and March 26, 2016. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations period over period and would ordinarily add back non-cash expenses such as depreciation and amortization, as well as items that are not part of normal day-to-day operations of our business.
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
The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen weeks ended April 1, 2017 and March 26, 2016 (in thousands):

	Thirteen Weeks Ended
	April 1, 2017	March 26, 2016
Net income	$6,530	$4,290
Interest expense, net	1,299	761
Income tax expense	1,123	2,549
Depreciation and amortization	755	714
EBITDA	$9,707	$8,314
Additional adjustments:
Transaction costs (a)	—	450
Stock-based compensation expense (b)	255	153
Adjusted EBITDA	$9,962	$8,917

(a) Represents costs and expenses related to our public offerings; all transaction costs are included in SG&A.
(b) Includes non-cash, stock-based compensation.

Results of Operations
Thirteen Weeks Ended April 1, 2017 compared to Thirteen Weeks Ended March 26, 2016
The following table sets forth our results of operations for the thirteen weeks ended April 1, 2017 and March 26, 2016 (in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	April 1, 2017	March 26, 2016	$	%
Revenue:
Royalty revenue and franchise fees	$18,023	$13,498	$4,525	33.5%
Company-owned restaurant sales	8,546	8,576	(30)	(0.3)%
Total revenue	26,569	22,074	4,495	20.4%
Costs and expenses:
Cost of sales (1)	6,600	6,077	523	8.6%
Selling, general and administrative	10,262	7,655	2,607	34.1%
Depreciation and amortization	755	714	41	5.7%
Total costs and expenses	17,617	14,446	3,171	22.0%
Operating income	8,952	7,628	1,324	17.4%
Interest expense, net	1,299	761	538	70.7%
Other expense, net	—	28	(28)	(100.0)%
Income before income tax expense	7,653	6,839	814	11.9%
Income tax expense	1,123	2,549	(1,426)	(55.9)%
Net income	$6,530	$4,290	$2,240	52.2%

(1) Exclusive of depreciation and amortization, shown separately.
Total revenue. During the thirteen weeks ended April 1, 2017, total revenue was $26.6 million, an increase of $4.5 million, or 20.4%, compared to $22.1 million in the comparable period in 2016.
Royalty revenue and franchise fees. During the thirteen weeks ended April 1, 2017, royalty revenue and franchise fees were $18.0 million, an increase of $4.5 million, or 33.5%, compared to $13.5 million in the comparable period in 2016. Royalty revenue increased $1.4 million due to an increase in the number of franchised restaurants from 854 at March 26, 2016 to 1,010 at April 1, 2017, partially offset by a decline in domestic same store sales of 1.1%. Other revenue increased $3.1 million, primarily due to a one-time payment, based on system-wide volumes purchased in the prior year, received in conjunction with a new vendor agreement that was executed during the period ended April 1, 2017. The funding from this agreement will primarily be used to support our national advertising campaign.
Company-owned restaurant sales. During the thirteen weeks ended April 1, 2017, company-owned restaurant sales were $8.5 million, comparable to the prior year period. The addition of two company-owned restaurants opened during the second and fourth fiscal quarters of 2016 largely offset the decline in company-owned domestic same store sales of 5.1%. Key factors contributing to the decline include a temporary closure of one company-owned restaurant, which negatively impacted company-owned domestic same store sales by 1.2% and sales cannibalization of six existing restaurants that negatively impacted company-owned domestic same store sales by 3.4%.
Cost of sales. During the thirteen weeks ended April 1, 2017, cost of sales was $6.6 million, an increase of $0.5 million, or 8.6%, compared to $6.1 million in the comparable period in 2016. Cost of sales as a percentage of company-owned restaurant sales was 77.2% in the quarter ended April 1, 2017 compared to 70.8% in the prior year.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	April 1, 2017	As a % of company-owned restaurant sales	March 26, 2016	As a % of company-owned restaurant sales

Cost of sales:
Food, beverage and packaging costs	$3,354	39.2%	$3,211	37.4%
Labor costs	2,116	24.8%	1,738	20.3%
Other restaurant operating expenses	1,338	15.7%	1,316	15.3%
Vendor rebates	(208)	(2.4)%	(188)	(2.2)%
Total cost of sales	$6,600	77.2%	$6,077	70.8%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 39.2% in the thirteen weeks ended April 1, 2017 compared to 37.4% in the comparable period in 2016. The increase is primarily due to an 11.0% increase in commodities rates for bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 24.8% for the thirteen weeks ended April 1, 2017 compared to 20.3% in the comparable period in 2016. The increase as a percentage of company-owned restaurant sales is primarily due to an increase in wage rates and labor due to the investments in roster sizes and staffing we made in the third and fourth quarters of fiscal year 2016 and deleveraging associated with the decline in same store sales and the impact of our two 2016 openings which perform at lower volumes than our average AUV.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 15.7% for the thirteen weeks ended April 1, 2017 compared to 15.3% in the comparable period in 2016. The increase as a percentage of company-owned restaurant sales is primarily due to sales deleveraging and increased rent and repairs and maintenance expenses over the prior year associated with remodels as we continue to make investments for future growth.
For the thirteen weeks ended April 1, 2017 vendor rebates were $0.2 million, comparable to prior year.
 Selling, general and administrative. During the thirteen weeks ended April 1, 2017, SG&A expense was $10.3 million, an increase of $2.6 million compared to $7.7 million in the comparable period in 2016. The increase in SG&A expense is primarily due to a $2.9 million voluntary contribution the Company made to its advertising fund, which was an increase of $2.3 million over the prior year period. This increase was associated with the one-time payment recorded in royalty revenue and franchise fees in conjunction with a new vendor agreement executed during the thirteen weeks ended April 1, 2017 and is intended to provide support for the Company’s national advertising campaign.
Depreciation and amortization. During the thirteen weeks ended April 1, 2017, depreciation expense was $0.8 million, comparable to prior year.
Interest expense, net. During the thirteen weeks ended April 1, 2017, interest expense was $1.3 million, an increase of $0.5 million, or 70.7%, compared to $0.8 million in the comparable period in 2016. The increase is primarily due to an increase in the principal amount of indebtedness and applicable interest rate related to the refinancing of our credit agreement in June 2016.
Income tax expense. Income tax expense was $1.1 million in the thirteen weeks ended April 1, 2017, yielding an effective tax rate of 14.7%, compared to an effective tax rate of 37.3% in the prior year. The decrease in the effective tax rate is due to tax benefits of $1.7 million resulting from the recognition of excess tax benefits from share-based compensation in income tax expense rather than paid-in capital as a result of the adoption of a new accounting standard.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	April 1, 2017	March 26, 2016	$	%
Revenue:
Franchise segment	$18,023	$13,498	$4,525	33.5%
Company segment	8,546	8,576	(30)	(0.3)%
Total segment revenue	$26,569	$22,074	$4,495	20.4%

Segment Profit:
Franchise segment	$7,873	$6,372	$1,501	23.6%
Company segment	1,079	1,706	(627)	(36.8)%
Total segment profit	$8,952	$8,078	$874	10.8%
Franchise segment. During the thirteen weeks ended April 1, 2017, franchise segment revenue was $18.0 million, an increase of $4.5 million, or 33.5%, compared to $13.5 million in the comparable period in 2016. Royalty revenue increased $1.4 million due to 156 net franchise restaurant openings since March 26, 2016, partially offset by a decline in domestic same store sales of 1.1%. Other revenue increased $3.1 million, primarily due to a one-time payment, based on system-wide volumes purchased in the prior year, received under a new vendor agreement executed during the thirteen weeks ended April 1, 2017.
During the thirteen weeks ended April 1, 2017, franchise segment profit was $7.9 million, an increase of $1.5 million, or 23.6%, compared to $6.4 million in the comparable period in 2016 primarily due to the growth in revenue, offset by an increase of $2.3 million in voluntary contributions to the advertising fund over the prior year period. The increase in voluntary contributions was due to a one-time payment recorded in royalty revenue and franchise fees that was received under a new vendor agreement executed during the thirteen weeks ended April 1, 2017 and is intended to provide support for the Company’s national advertising campaign.
Company segment. During the thirteen weeks ended April 1, 2017, company-owned restaurant sales were $8.5 million, comparable to the prior year period. The addition of two company-owned restaurants opened during the second and fourth fiscal quarters of 2016 largely offset the decline in company-owned domestic same store sales of 5.1%. Key factors contributing to the decline include a temporary closure of one company-owned restaurant, which negatively impacted company-owned domestic same store sales by 1.2% and sales cannibalization of six existing restaurants that negatively impacted company-owned domestic same store sales by 3.4%.
During the thirteen weeks ended April 1, 2017, company segment profit was $1.1 million, a decrease of $0.6 million, or 36.8%, compared to $1.7 million in the comparable period in 2016. The decrease was primarily due to an 11.0% increase in the commodities rates for bone-in chicken wings, an increase in wage rates and labor due to the investments in roster sizes and staffing we made in the third and fourth quarters of fiscal year 2016 and deleveraging associated with the decline in same store sales.

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
The following table shows summary cash flows information for the thirteen weeks ended April 1, 2017 and March 26, 2016 (in thousands):

	Thirteen Weeks Ended
	April 1, 2017	March 26, 2016
Net cash provided by (used in):
Operating activities	$5,398	$7,871
Investing activities	(419)	(309)
Financing activities	(5,293)	(9,936)
Net change in cash and cash equivalents	$(314)	$(2,374)
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
Net cash provided by operating activities was $5.4 million in the thirteen weeks ended April 1, 2017, a decrease of $2.5 million from $7.9 million in 2016. The decrease was primarily due to the timing of changes in working capital, specifically the timing of interest and tax payments, offset by an increase in net income.
Investing activities. Our net cash used in investing activities was $0.4 million in the thirteen weeks ended April 1, 2017, an increase of $0.1 million from $0.3 million used in investing activities in 2016. The increase was due to an increase in capital expenditures over the comparable period.
Financing activities. Our net cash used in financing activities was $5.3 million in the thirteen weeks ended April 1, 2017, a decrease of $4.6 million from cash used in financing activities of $9.9 million in 2016. The decrease in cash used for financing activities is due to debt repayments of $5.9 million in the thirteen weeks ended April 1, 2017, compared to repayments of $10.0 million in the comparable period in 2016.
Senior secured credit facility. In June 2016, we entered into a $180.0 million new senior secured credit facility, which replaced the second amended and restated credit facility dated March 18, 2015. In connection with the new senior secured credit facility, the facility size was increased to $180.0 million and is comprised of a $70.0 million term loan and a $110.0 million revolving credit facility. The previous credit facility included a term loan of $132.5 million and a revolving credit facility of $5.0 million. We used the proceeds from the new senior secured credit facility and cash on hand to refinance $85.5 million of indebtedness under the Company’s March 2015 credit facility and to pay a dividend of $83.3 million to our stockholders. Borrowings under the new senior secured credit facility bear interest, payable quarterly, at the base rate plus a margin (1.00% to 2.00%, dependent on our reported leverage ratio) or LIBOR plus a margin (2.00% to 3.00%, dependent on our reported leverage ratio), at the Company’s discretion. The new senior secured credit facility also extended the maturity date from March 2020 to June 2021. Subject to certain conditions, the Company has the ability to increase the size of the new senior secured credit facility by an additional $30.0 million.
In the current year, we made principal prepayments of $5.9 million on our new senior secured credit facility. Under the new senior secured credit facility, principal installments for the term loan of $875,000 are due quarterly with all unpaid amounts due at maturity in June 2021.
The new senior secured credit facility is secured by substantially all of our assets and requires compliance with certain financial and non-financial covenants, including fixed charge coverage and leverage. We were in compliance with these covenants as of April 1, 2017. Failure to comply with these covenants in the future could cause an acceleration of outstanding amounts under the term loan and restrict us from borrowing under the revolving credit facility to fund our liquidity requirements.

Contractual Obligations
In connection with our new senior secured credit facility, principal payments of $875,000 are due quarterly with all unpaid amounts due at maturity in June 2021.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations, except for leases, as of April 1, 2017.
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

•
the costs and time requirements as a result of operating as a public company, including our ability to maintain adequate internal control over financial reporting in order to comply with applicable reporting obligations;

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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 31.1% and 30.2% of our company-owned restaurant cost of sales during the thirteen weeks ended April 1, 2017 and March 26, 2016, respectively, with an average price per pound of $2.12 and $1.91, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.2 million during the thirteen weeks ended April 1, 2017. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing agreements with our suppliers, these agreements cover our physical commodity needs, are not net-settled, and are accounted for as normal purchases.
Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under our senior secured credit facility, which bears interest at variable rates. As of April 1, 2017, we had $145.4 million outstanding under our credit facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. A hypothetical 1.0% percentage point increase or decrease in the interest rate associated with our credit facilities would have resulted in a $1.5 million impact on interest expense on an annualized basis.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2017, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Item 1A.     Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes to our Risk Factors as previously reported.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.    Exhibits
Index to Exhibits

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Wingstop Inc. filed as exhibit 3.1 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

3.2
Amended and Restated Bylaws of Wingstop Inc. filed as exhibit 3.2 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.1
Form of Performance-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan filed as exhibit 10.1 to the Form 8-K of the Company on January 31, 2017 and incorporated herein by reference

10.2
Form of Service-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan filed as exhibit 10.2 to the Form 8-K of the Company on January 31, 2017 and incorporated herein by reference

10.3
Form of Restricted Stock Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan filed as exhibit 10.3 to the Form 8-K of the Company on January 31, 2017 and incorporated herein by reference

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

Wingstop Inc.
(Registrant)

Date:	May 5, 2017	By:	/s/ Charles R. Morrison
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2017	By:	/s/ Michael F. Mravle
Chief Financial Officer
(Principal Financial and Accounting Officer)