Form 10-Q
period 2017-07-01
Wingstop Inc.
filed 2017-08-04
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On August 4, 2017 there were 29,072,401 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	July 1, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,447	$3,750
Accounts receivable, net	3,818	3,199
Prepaid expenses and other current assets	3,505	1,634
Advertising fund assets, restricted	2,445	2,533
Total current assets	14,215	11,116
Property and equipment, net	5,441	4,999
Goodwill	45,128	45,128
Trademarks	32,700	32,700
Customer relationships, net	16,240	16,914
Other non-current assets	857	943
Total assets	$114,581	$111,800
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$1,778	$1,458
Other current liabilities	8,156	9,241
Current portion of debt	3,500	3,500
Advertising fund liabilities, restricted	2,445	2,533
Total current liabilities	15,879	16,732
Long-term debt, net	137,529	147,217
Deferred revenues, net of current	8,024	7,868
Deferred income tax liabilities, net	12,155	12,304
Other non-current liabilities	2,224	2,307
Total liabilities	175,811	186,428
Commitments and contingencies (see note 6)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,072,401 and 28,747,392 shares issued and outstanding as of July 1, 2017 and December 31, 2016, respectively	291	287
Additional paid-in-capital	2,793	1,194
Accumulated deficit	(64,314)	(76,109)
Total stockholders' deficit	(61,230)	(74,628)
Total liabilities and stockholders' deficit	$114,581	$111,800

See accompanying notes to consolidated financial statements

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016

Revenue:
Royalty revenue and franchise fees	$15,827	$14,305	$33,850	$27,803
Company-owned restaurant sales	8,845	8,418	17,391	16,994
Total revenue	24,672	22,723	51,241	44,797
Costs and expenses:
Cost of sales (1)	6,867	6,184	13,467	12,261
Selling, general and administrative	8,288	8,572	18,550	16,227
Depreciation and amortization	771	727	1,526	1,441
Total costs and expenses	15,926	15,483	33,543	29,929
Operating income	8,746	7,240	17,698	14,868
Interest expense, net	1,307	707	2,606	1,468
Other expense, net	—	10	—	38
Income before income tax expense	7,439	6,523	15,092	13,362
Income tax expense	2,174	2,444	3,297	4,993
Net income	$5,265	$4,079	$11,795	$8,369

Earnings per share
Basic	$0.18	$0.14	$0.41	$0.29
Diluted	$0.18	$0.14	$0.40	$0.29

Weighted average shares outstanding
Basic	29,032	28,646	28,964	28,616
Diluted	29,394	28,989	29,361	28,979

(1) exclusive of depreciation and amortization, shown separately
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 1, 2017	June 25, 2016

Operating activities
Net income	$11,795	$8,369
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,526	1,441
Deferred income taxes	(149)	(131)
Stock-based compensation expense	541	253
Amortization of debt issuance costs	146	69
Changes in operating assets and liabilities:
Accounts receivable	(619)	823
Prepaid expenses and other assets	(568)	(220)
Accounts payable and other current liabilities	(2,281)	(315)
Deferred revenue	378	(440)
Other non-current liabilities	(83)	165
Cash provided by operating activities	10,686	10,014

Investing activities
Purchases of property and equipment	(1,301)	(975)
Cash used in investing activities	(1,301)	(975)

Financing activities
Proceeds from exercise of stock options	1,062	285
Repayments of long-term debt	(9,750)	(10,000)
Cash used in financing activities	(8,688)	(9,715)

Net change in cash and cash equivalents	697	(676)
Cash and cash equivalents at beginning of period	3,750	10,690
Cash and cash equivalents at end of period	$4,447	$10,014

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation
Basis of Presentation
Wingstop Inc. (“Wingstop” or the “Company”), through its primary operating subsidiary, Wingstop Restaurants Inc. (“WRI”), collectively referred to as the “Company”, is in the business of franchising and operating Wingstop restaurants. As of July 1, 2017, 946 franchised restaurants were in operation domestically and 89 international franchised restaurants were in operation across six countries. As of July 1, 2017, the Company owned and operated 21 restaurants.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of July 1, 2017 and December 31, 2016 and operating results are for the thirteen and twenty-six weeks ended July 1, 2017 and June 25, 2016.
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
Advertising Fund
The Company administers the Wingstop Restaurants Advertising Fund (“Ad Fund”), which is used for various forms of advertising for the Wingstop brand. The revenues, expenses and cash flows of the Ad Fund are not included in the Consolidated Statements of Operations or Consolidated Statements of Cash Flows because the Company does not have complete discretion over the usage of the funds. Beginning in fiscal year 2017, in conjunction with the launch of national advertising, the advertising fund contribution collected from Wingstop restaurant franchisees and WRI-owned restaurants increased from 2% to 3% of gross sales. This change is not an increase to the existing 4% of the restaurants’ gross sales that has historically been required to be spent on advertising according to our franchise agreement, but rather a reallocation of the types of advertising for which the 4% ad fee will be spent. For the twenty-six weeks ended July 1, 2017 and June 25, 2016 the Company made discretionary contributions to the Ad Fund totaling $3.8 million and $1.1 million, respectively, for the purpose of supplementing the national advertising campaign, which were included in Selling, general & administrative (“SG&A”) expense in the Statement of Operations.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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
The Company adopted this new standard on January 1, 2017.

As a result, the recognition of excess tax benefits are reflected in our provision for income taxes in the Consolidated Statement of Operations rather than Stockholders’ deficit in the Consolidated Balance Sheet for all periods after fiscal year 2016. This provision was required to be applied prospectively. For the thirteen and twenty-six weeks ended July 1, 2017, we recognized $0.7 million and $2.4 million, respectively, of excess tax benefits in income tax expense in the Statement of Operations.

Excess tax benefits are now reported in cash flows from operating activities rather than cash flows from financing activities in the Consolidated Statement of Cash Flows. We elected to apply this change in presentation retrospectively, and thus, prior periods have been adjusted, resulting in an increase to cash provided by operating activities and cash used in financing activities of $0.7 million for the twenty-six weeks ended June 25, 2016.
This new standard allows entities to make an accounting policy election to either estimate the number of equity awards that are expected to vest, as previously required, or account for forfeitures when they occur. We have elected to recognize forfeitures in the period they occur. This change in accounting policy did not result in a material impact to the Consolidated Statements of Operations.
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
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Basic weighted average shares outstanding	29,032	28,646	28,964	28,616
Dilutive shares	362	343	397	363
Diluted weighted average shares outstanding	29,394	28,989	29,361	28,979
For the thirteen weeks ended July 1, 2017 and June 25, 2016, respectively, approximately 3,000 and 7,000 equity awards were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
For the twenty-six weeks ended July 1, 2017 and June 25, 2016, respectively, approximately 20,000 and 5,000 equity awards were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	July 1, 2017		December 31, 2016
		Carrying Value (2)	Fair Value	Carrying Value (2)	Fair Value
Senior Secured Credit Facility:
Term loan facility (1)	Level 2	$66,500	$66,500	$68,250	$68,250
Revolving credit facility (1)	Level 2	$75,000	$75,000	$83,000	$83,000
(1) The fair value of long-term debt was estimated using available market information.
(2) Excluding issuance costs netted on the Balance Sheet.
The Company also measures certain non-financial assets at fair value on a non-recurring basis, primarily long-lived assets, intangible assets and goodwill, in connection with our periodic evaluations of such assets for potential impairment.
(4)    Income Taxes
Income tax expense and the effective tax rate were $2.2 million and 29.2%, respectively, for the thirteen weeks ended July 1, 2017, and $2.4 million and 37.5%, respectively, for the thirteen weeks ended June 25, 2016. Income tax expense and the effective tax rate were $3.3 million and 21.8%, respectively, for the twenty-six weeks ended July 1, 2017, and $5.0 million and 37.4%, respectively, for the twenty-six weeks ended June 25, 2016.
Income tax expense for the thirteen and twenty-six weeks ended July 1, 2017 includes $0.7 million and $2.4 million in tax benefits, respectively, resulting from the recognition of excess tax benefits from share-based compensation in income tax expense rather than paid-in capital due to the adoption of ASU 2016-09, which resulted in a lower effective tax rate for the thirteen and twenty-six weeks ended July 1, 2017 compared to the prior year period.
(5)    Debt Obligations
The senior secured credit facility consists of a term loan facility in an aggregate amount of $70.0 million and a revolving credit facility up to an aggregate amount of $110.0 million. As of July 1, 2017, the term loan facility and the revolving credit facility had outstanding balances of $66.5 million and $75.0 million, respectively, bearing interest at 3.55%.
In 2017, the Company made payments of $8.0 million and $1.8 million on the outstanding principal balance of its revolving credit facility and term loan facility, respectively.
The senior secured credit facility is secured by substantially all assets of the Company and requires compliance with certain financial and non-financial covenants. As of July 1, 2017, the Company was in compliance with all covenants.
As of July 1, 2017, the scheduled principal payments on debt were as follows (in thousands):

Remainder of fiscal year 2017	$1,750
Fiscal year 2018	3,500
Fiscal year 2019	2,625
Fiscal year 2020	3,500
Fiscal year 2021	130,125
Total	$141,500
(6)    Commitments and Contingencies
WRI leases certain office and retail space and equipment under non-cancelable operating leases with terms expiring at various dates through July 2031.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A schedule of future minimum rental payments required under our operating leases, excluding contingent rent, that have initial or remaining non-cancelable lease terms in excess of one year, as of July 1, 2017, is as follows (in thousands):

Remainder of fiscal year 2017	$864
Fiscal year 2018	1,544
Fiscal year 2019	1,310
Fiscal year 2020	1,184
Fiscal year 2021	1,028
Fiscal year 2022	971
Thereafter	3,414
Total	$10,315
Rent expense under cancelable and non-cancelable leases was $489,000 and $456,000 for the thirteen weeks ended July 1, 2017 and June 25, 2016, respectively, and $980,000 and $921,000 for the twenty-six weeks ended July 1, 2017 and June 25, 2016, respectively.
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
(7)    Stock-Based Compensation
Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized $0.5 million in stock compensation expense for the twenty-six weeks ended July 1, 2017, with a corresponding increase to additional paid-in-capital. Stock compensation expense is included in SG&A in the Consolidated Statement of Operations.
Stock Options
The following table summarizes stock option activity (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 31, 2016	855	$5.14	$20,905	6.8
Granted	—	$—
Exercised	(304)	$3.49
Canceled	(107)	$6.89
Outstanding - July 1, 2017	444	$5.85	$11,120	6.2
The total grant-date fair value of stock options vested during the twenty-six weeks ended July 1, 2017 was $1.0 million. The total intrinsic value of stock options exercised during the twenty-six weeks ended July 1, 2017 was $7.7 million. As of July 1, 2017, total unrecognized compensation expense related to unvested stock options was $1.2 million, which is expected to be recognized over a weighted-average period of 1.9 years.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Restricted Stock Units and Performance Stock Units
The following table summarizes activity related to restricted stock units and performance stock units (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2016	—	$—	—	$—
Granted	96	26.68	84	27.18
Released	—	—	—	—
Canceled	(9)	26.30	(8)	26.30
Outstanding - July 1, 2017	87	$26.72	76	$27.28
The fair value of restricted stock units and performance stock units are based on the closing market price of the stock on the date of grant. The restricted stock units granted during the twenty-six weeks ended July 1, 2017 vest over a three year service period. As of July 1, 2017, total unrecognized compensation expense related to unvested restricted stock units was $2.0 million which is expected to be recognized over a weighted-average period of 2.6 years.
The performance stock units vest based on the outcome of certain performance criteria. For performance stock units granted during the twenty-six weeks ended July 1, 2017, the amount of units that can be earned range from 0% to 100% of the number of performance awards granted, based on the achievement of certain adjusted EBITDA targets, as defined by the plan, over a performance period of one to three years. The compensation expense related to the performance stock units is recognized over the vesting period when the achievement of the performance conditions become probable. As of July 1, 2017, total unrecognized compensation expense related to unvested performance stock units was $1.5 million which is expected to be recognized over a weighted-average period of 2.6 years.
Restricted Stock Awards
The Company granted 9,000 shares of restricted stock awards during the twenty-six weeks ended July 1, 2017 with a weighted average grant date fair value of $29.12. The fair value of the non-vested restricted stock awards is based on the closing price on the date of grant. As of July 1, 2017, total unrecognized compensation expense related to unvested restricted stock awards was $0.4 million, which will be recognized over a weighted average period of approximately 2.6 years.
(8)    Business Segments
The Franchise segment consists of domestic and international franchise restaurants, which represent the majority of our system-wide restaurants. As of July 1, 2017, the franchise operations segment consisted of 1,035 restaurants operated by Wingstop franchisees in the United States and six countries outside of the United States as compared to 894 franchised restaurants in operation as of June 25, 2016. Franchise operations revenue consists primarily of franchise royalty revenue, sales of franchise and development fees, international territory fees, and other revenue.
As of July 1, 2017, the Company segment consisted of 21 company-owned restaurants, located in the United States, as compared to 20 company-owned restaurants as of June 25, 2016. Company restaurant sales are for food and beverage sales at company-owned restaurants. Company restaurant expenses are operating expenses at company-owned restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Information on segments and a reconciliation to income before taxes are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Revenue:
Franchise segment	$15,827	$14,305	$33,850	$27,803
Company segment	8,845	8,418	17,391	16,994
Total segment revenue	$24,672	$22,723	$51,241	$44,797

Segment Profit:
Franchise segment	$7,668	$6,223	$15,541	$12,595
Company segment	1,078	1,269	2,157	2,975
Total segment profit	8,746	7,492	17,698	15,570
Corporate and other (1)	—	252	—	702
Interest expense, net	1,307	707	2,606	1,468
Other (income) expense, net	—	10	—	38
Income before taxes	$7,439	$6,523	$15,092	$13,362
(1) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of expenses associated with the refinancings of our credit agreement and our public offerings.
(9)    Subsequent Events
Restaurant Acquisition
On July 16, 2017, the Company acquired two existing restaurants from a franchisee. The total purchase price was $3.9 million and was paid in cash funded by operations and proceeds from our revolving credit facility. The acquisition will be accounted for as a business combination.
We estimate the fair value of the acquired assets at the time of the acquisition as detailed below (in thousands):

As of
July 16, 2017
Property and equipment	$190
Goodwill	2,323
Reacquired franchise rights	1,436
Total purchase price	$3,949

The estimates of fair value are preliminary, and are therefore subject to further refinement. The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill. The results of operations of these locations will be included in our consolidated statements of earnings as of the date of acquisition.
The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a Level 3 fair value measurement. Fair value measurements for reacquired franchise rights were determined using the income approach. Fair value measurements for property and equipment were determined using the cost approach.
Declaration of Regular Dividend
On August 3, 2017 the Company announced the Board of Directors approved a quarterly dividend of $0.07 per share of common stock. This dividend will be paid on September 18, 2017 to shareholders of record as of close of business on September 3, 2017 and will total approximately $2.0 million.

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

Founded in 1994 in Garland, Texas, we have sold approximately 4 billion wings since our inception. Today, Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of July 1, 2017, we had a total 1,056 restaurants across 42 states and seven countries in our system. Our restaurant base is 98% franchised, with 1,035 franchised locations (including 89 international locations) and 21 company-owned restaurants.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Domestic Franchised Activity:
Beginning of period	927	796	901	767
Openings	23	36	51	65
Closures	(4)	(1)	(6)	(1)
Restaurants end of period	946	831	946	831

Domestic Company-Owned Activity:
Beginning of period	21	19	21	19
Openings	—	1	—	1
Closures	—	—	—	—
Restaurants end of period	21	20	21	20

Total Domestic Restaurants	967	851	967	851

International Franchised Activity:
Beginning of period	83	58	76	59
Openings	8	5	15	7
Closures	(2)	—	(2)	(3)
Restaurants end of period	89	63	89	63

Total System-wide Restaurants	1,056	914	1,056	914
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

Adjusted EBITDA. We define Adjusted EBITDA as net income before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for transaction costs, gains and losses on the disposal of assets, and stock-based compensation expense. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in methods of calculation. For a reconciliation of net income to EBITDA and Adjusted EBITDA see the table below. For further discussion of EBITDA and Adjusted EBITDA as non-GAAP measures and how we utilize them see footnote 2 below.
The following table sets forth our key performance indicators as well as our total revenue and net income for the thirteen and twenty-six weeks ended July 1, 2017 and June 25, 2016 (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Number of system-wide restaurants open at end of period	1,056	914	1,056	914
System-wide sales (1)	$268,504	$235,285	$528,420	$471,090
Domestic restaurant AUV	$1,095	$1,123	$1,095	$1,123
System-wide domestic same store sales growth	2.0%	3.1%	0.5%	3.8%
Company-owned domestic same store sales growth	0.8%	6.8%	(2.1)%	7.9%
Total revenue	$24,672	$22,723	$51,241	$44,797
Net income	$5,265	$4,079	$11,795	$8,369
Adjusted EBITDA (2)	$9,803	$8,309	$19,765	$17,226

(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.3% and 3.6% for both the thirteen and twenty-six weeks ended July 1, 2017 and June 25, 2016, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
We define “EBITDA” as net income before interest expense, net, income tax expense, and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for transaction costs, gains and losses on the disposal of assets and stock-based compensation expense. There were no gains and losses on disposal of assets during the thirteen and twenty-six weeks ended July 1, 2017 and June 25, 2016. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations period over period and would ordinarily add back non-cash expenses such as depreciation and amortization, as well as items that are not part of normal day-to-day operations of our business.
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
The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and twenty-six weeks ended July 1, 2017 and June 25, 2016 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net income	$5,265	$4,079	$11,795	$8,369
Interest expense, net	1,307	707	2,606	1,468
Income tax expense	2,174	2,444	3,297	4,993
Depreciation and amortization	771	727	1,526	1,441
EBITDA	$9,517	$7,957	$19,224	$16,271
Additional adjustments:
Transaction costs (a)	—	252	—	702
Stock-based compensation expense (b)	286	100	541	253
Adjusted EBITDA	$9,803	$8,309	$19,765	$17,226

(a) Represents costs and expenses related to the refinancings of our credit agreement and our public offerings; all transaction costs are included in SG&A.
(b) Includes non-cash, stock-based compensation.

Results of Operations
Thirteen Weeks Ended July 1, 2017 compared to Thirteen Weeks Ended June 25, 2016
The following table sets forth our results of operations for the thirteen weeks ended July 1, 2017 and June 25, 2016 (in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	July 1, 2017	June 25, 2016	$	%
Revenue:
Royalty revenue and franchise fees	$15,827	$14,305	$1,522	10.6%
Company-owned restaurant sales	8,845	8,418	427	5.1%
Total revenue	24,672	22,723	1,949	8.6%
Costs and expenses:
Cost of sales (1)	6,867	6,184	683	11.0%
Selling, general and administrative	8,288	8,572	(284)	(3.3)%
Depreciation and amortization	771	727	44	6.1%
Total costs and expenses	15,926	15,483	443	2.9%
Operating income	8,746	7,240	1,506	20.8%
Interest expense, net	1,307	707	600	84.9%
Other expense, net	—	10	(10)	(100.0)%
Income before income tax expense	7,439	6,523	916	14.0%
Income tax expense	2,174	2,444	(270)	(11.0)%
Net income	$5,265	$4,079	$1,186	29.1%

(1) Exclusive of depreciation and amortization, shown separately.
Total revenue. During the thirteen weeks ended July 1, 2017, total revenue was $24.7 million, an increase of $1.9 million, or 8.6%, compared to $22.7 million in the comparable period in 2016.
Royalty revenue and franchise fees. During the thirteen weeks ended July 1, 2017, royalty revenue and franchise fees were $15.8 million, an increase of $1.5 million, or 10.6%, compared to $14.3 million in the comparable period in 2016. Royalty revenue increased $1.8 million due to an increase in the number of franchised restaurants from 894 at June 25, 2016 to 1,035 at July 1, 2017 and domestic same store sales growth of 2.0%. Other revenue decreased $0.4 million, primarily due to $0.9 million in vendor contributions received in the prior year period for the franchisee convention, which is held every 18 months, and the next convention will be in the fourth quarter of 2017. This decrease was partially offset by an increase in vendor rebates.
Company-owned restaurant sales. During the thirteen weeks ended July 1, 2017, company-owned restaurant sales were $8.8 million, an increase of $0.4 million, or 5.1%, compared to $8.4 million in the comparable period in 2016. The increase is the result of company-owned domestic same store sales growth of 0.8% and the opening of two company-owned restaurants during June and December of 2016.
Cost of sales. During the thirteen weeks ended July 1, 2017, cost of sales was $6.9 million, an increase of $0.7 million, or 11.0%, compared to $6.2 million in the comparable period in 2016. Cost of sales as a percentage of company-owned restaurant sales was 77.6% in the quarter ended July 1, 2017 compared to 73.5% in the prior year.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	July 1, 2017	As a % of company-owned restaurant sales	June 25, 2016	As a % of company-owned restaurant sales

Cost of sales:
Food, beverage and packaging costs	$3,512	39.7%	$3,213	38.2%
Labor costs	2,124	24.0%	1,869	22.2%
Other restaurant operating expenses	1,459	16.5%	1,440	17.1%
Vendor rebates	(228)	(2.6)%	(338)	(4.0)%
Total cost of sales	$6,867	77.6%	$6,184	73.5%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 39.7% in the thirteen weeks ended July 1, 2017 compared to 38.2% in the comparable period in 2016. The increase is primarily due to a 10.9% increase in commodities rates for bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 24.0% for the thirteen weeks ended July 1, 2017 compared to 22.2% in the comparable period in 2016. The increase as a percentage of company-owned restaurant sales is primarily due to an increase in wage rates and labor due to the investments in roster sizes and staffing we made in the third and fourth quarters of fiscal year 2016 and the impact of our two 2016 openings which perform at lower volumes than the average AUV for our company-owned restaurants.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 16.5% for the thirteen weeks ended July 1, 2017 compared to 17.1% in the comparable period in 2016. The decrease as a percentage of company-owned restaurant sales is primarily due to a decline in pre-opening expenses associated with the opening of a new company-owned restaurant during the thirteen weeks ended June 25, 2016.
Vendor rebates decreased $0.1 million primarily due to contributions received from vendors during the thirteen weeks ended June 25, 2016 related to the 2016 franchisee convention.
 Selling, general and administrative. During the thirteen weeks ended July 1, 2017, SG&A expense was $8.3 million, a decrease of $0.3 million compared to $8.6 million in the comparable period in 2016. The decrease in SG&A expense is primarily due to $1.1 million of expenses incurred in the prior year period associated with our 2016 franchisee convention, as well as a decrease in nonrecurring costs of $0.3 million related to the refinancing of our credit agreement, which occurred in the third quarter of 2016. These decreases were partially offset by an increase in voluntary contributions made to the Company’s advertising fund of $0.4 million, as well as planned headcount additions and an increase in stock based compensation, as compared to the prior quarter.
Depreciation and amortization. During the thirteen weeks ended July 1, 2017, depreciation expense was $0.8 million, comparable to prior year.
Interest expense, net. During the thirteen weeks ended July 1, 2017, interest expense was $1.3 million, an increase of $0.6 million compared to $0.7 million in the comparable period in 2016. The increase is primarily due to an increase in the principal amount of indebtedness and applicable interest rate related to the refinancing of our credit agreement, which occurred in the third quarter of 2016.
Income tax expense. Income tax expense was $2.2 million in the thirteen weeks ended July 1, 2017, yielding an effective tax rate of 29.2%, compared to an effective tax rate of 37.5% in the prior year. The decrease in the effective tax rate is due to tax benefits of $0.7 million resulting from the recognition of excess tax benefits from share-based compensation in income tax expense rather than paid-in capital as a result of the adoption of a new accounting standard.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	July 1, 2017	June 25, 2016	$	%
Revenue:
Franchise segment	$15,827	$14,305	$1,522	10.6%
Company segment	8,845	8,418	427	5.1%
Total segment revenue	$24,672	$22,723	$1,949	8.6%

Segment Profit:
Franchise segment	$7,668	$6,223	$1,445	23.2%
Company segment	1,078	1,269	(191)	(15.1)%
Total segment profit	$8,746	$7,492	$1,254	16.7%
Franchise segment. During the thirteen weeks ended July 1, 2017, franchise segment revenue was $15.8 million, an increase of $1.5 million, or 10.6%, compared to $14.3 million in the comparable period in 2016. Royalty revenue increased $1.8 million due to 141 net franchise restaurant openings since June 25, 2016 and domestic same store sales growth of 2.0%. Other revenue decreased $0.4 million, primarily due to $0.9 million in vendor contributions received in the prior year period for the franchisee convention, which is held every 18 months, and the next convention will be in the fourth quarter of 2017. This decrease was partially offset by an increase in vendor rebates.
During the thirteen weeks ended July 1, 2017, franchise segment profit was $7.7 million, an increase of $1.4 million, or 23.2%, compared to $6.2 million in the comparable period in 2016 primarily due to the growth in revenue.
Company segment. During the thirteen weeks ended July 1, 2017, company-owned restaurant sales were $8.8 million, an increase of $0.4 million, or 5.1%, compared to $8.4 million in the comparable period in 2016. The increase is the result of company-owned domestic same store sales growth of 0.8% and the opening of two company-owned restaurants during June and December of 2016.
During the thirteen weeks ended July 1, 2017, company segment profit was $1.1 million, a decrease of $0.2 million, or 15.1%, compared to $1.3 million in the comparable period in 2016. The decrease was primarily due to a 10.9% increase in the commodities rates for bone-in chicken wings and an increase in wage rates and labor due to the investments in roster sizes and staffing we made in the third and fourth quarters of fiscal year 2016.

Twenty-Six Weeks Ended July 1, 2017 compared to Twenty-Six Weeks Ended June 25, 2016
The following table sets forth our results of operations for the twenty-six weeks ended July 1, 2017 and June 25, 2016 (in thousands):

	Twenty-Six Weeks Ended		Increase / (Decrease)
	July 1, 2017	June 25, 2016	$	%
Revenue:
Royalty revenue and franchise fees	$33,850	$27,803	$6,047	21.7%
Company-owned restaurant sales	17,391	16,994	397	2.3%
Total revenue	51,241	44,797	6,444	14.4%
Costs and expenses:
Cost of sales (1)	13,467	12,261	1,206	9.8%
Selling, general and administrative	18,550	16,227	2,323	14.3%
Depreciation and amortization	1,526	1,441	85	5.9%
Total costs and expenses	33,543	29,929	3,614	12.1%
Operating income	17,698	14,868	2,830	19.0%
Interest expense, net	2,606	1,468	1,138	77.5%
Other expense, net	—	38	(38)	(100.0)%
Income before income tax expense	15,092	13,362	1,730	12.9%
Income tax expense	3,297	4,993	(1,696)	(34.0)%
Net income	$11,795	$8,369	$3,426	40.9%

(1) Exclusive of depreciation and amortization, shown separately.
Total revenue. During the twenty-six weeks ended July 1, 2017, total revenue was $51.2 million, an increase of $6.4 million, or 14.4%, compared to $44.8 million in the comparable period in 2016.
Royalty revenue and franchise fees. During the twenty-six weeks ended July 1, 2017, royalty revenue and franchise fees were $33.9 million, an increase of $6.0 million, or 21.7%, compared to $27.8 million in the comparable period in 2016. Royalty revenue increased $3.3 million primarily due to an increase in the number of franchised restaurants from 894 at June 25, 2016 to 1,035 at July 1, 2017 and domestic same store sales growth of 0.5%. Other revenue increased $2.7 million, primarily due to a one-time payment, based on system-wide volumes purchased in the prior year, received in conjunction with a new vendor agreement that was executed during the first quarter of 2017. The funding from this agreement will primarily be used to support our national advertising campaign. This increase was offset by vendor contributions received in the prior year period for the franchisee convention.
Company-owned restaurant sales. During the twenty-six weeks ended July 1, 2017, company-owned restaurant sales were $17.4 million, an increase of $0.4 million, compared to $17.0 million in the comparable period in 2016. The increase is primarily due to the opening of two company-owned restaurants during the second and fourth fiscal quarters of 2016, partially offset by a decline in company-owned domestic same store sales of 2.1%. The decline is primarily attributable to sales cannibalization of six existing restaurants that negatively impacted company-owned domestic same store sales by 3.6%.
Cost of sales. During the twenty-six weeks ended July 1, 2017, cost of sales was $13.5 million, an increase of $1.2 million, or 9.8%, compared to $12.3 million in the comparable period in 2016. Cost of sales as a percentage of company-owned restaurant sales was 77.4% in the quarter ended July 1, 2017 compared to 72.1% in the prior year.

The table below presents the major components of cost of sales (dollars in thousands):

	Twenty-Six Weeks Ended
	July 1, 2017	As a % of company-owned restaurant sales	June 25, 2016	As a % of company-owned restaurant sales

Cost of sales:
Food, beverage and packaging costs	$6,866	39.5%	$6,425	37.8%
Labor costs	4,240	24.4%	3,607	21.2%
Other restaurant operating expenses	2,797	16.1%	2,755	16.2%
Vendor rebates	(436)	(2.5)%	(526)	(3.1)%
Total cost of sales	$13,467	77.4%	$12,261	72.1%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 39.5% in the twenty-six weeks ended July 1, 2017 compared to 37.8% in the comparable period in 2016. The increase is primarily due to a 10.9% increase in commodities rates for bone-in chicken wings.
Labor costs as a percentage of company-owned restaurant sales were 24.4% for the twenty-six weeks ended July 1, 2017 compared to 21.2% in the comparable period in 2016. The increase as a percentage of company-owned restaurant sales is primarily due to an increase in wage rates and labor due to the investments in roster sizes and staffing we made in the third and fourth quarters of fiscal year 2016 and the impact of our two 2016 openings which perform at lower volumes than our average AUV.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 16.1% for the twenty-six weeks ended July 1, 2017 compared to 16.2% in the comparable period in 2016. The decrease as a percentage of company-owned restaurant sales is primarily due to a decrease in pre-opening expenses associated with the opening of a new company-owned restaurant during the second fiscal quarter of 2016.
Vendor rebates decreased $0.1 million primarily due to a vendor rebate received during the twenty-six weeks ended June 25, 2016 related to the franchisee convention.
 Selling, general and administrative. During the twenty-six weeks ended July 1, 2017, SG&A expense was $18.6 million, an increase of $2.3 million compared to $16.2 million in the comparable period in 2016. The increase in SG&A expense is primarily due to an increase in voluntary contributions the Company made to its advertising fund, including a one-time payment in the first quarter in conjunction with a new vendor agreement executed during the thirteen weeks ended April 1, 2017 which was intended to provide support for the Company’s national advertising campaign. SG&A expense also increased due to planned headcount additions and an increase in stock based compensation and travel expenses. These increases were partially offset by a decrease of $1.1 million of expenses related to the 2016 franchisee convention, as well as a decrease in nonrecurring expenses of $0.7 million related to the follow on offering and refinancing of our credit agreement which occurred in the prior year period.
Depreciation and amortization. During the twenty-six weeks ended July 1, 2017, depreciation expense was $1.5 million, an increase of $0.1 million, or 5.9%, compared to $1.4 million in the comparable period in 2016.
Interest expense, net. During the twenty-six weeks ended July 1, 2017, interest expense was $2.6 million, an increase of $1.1 million compared to $1.5 million in the comparable period in 2016. The increase is primarily due to an increase in the principal amount of indebtedness and an increase in the applicable interest rate related to the refinancing of our credit agreement, which occurred in the third quarter of 2016.
Income tax expense. Income tax expense was $3.3 million in the twenty-six weeks ended July 1, 2017, yielding an annual effective tax rate of 21.8%, compared to an annual effective tax rate of 37.4% in the prior year. The decrease in the effective tax rate is due to tax benefits of $2.4 million resulting from the recognition of excess tax benefits from share-based compensation in income tax expense rather than paid-in capital as a result of the adoption of a new accounting standard.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (dollars in thousands):

	Twenty-Six Weeks Ended		Increase / (Decrease)
	July 1, 2017	June 25, 2016	$	%
Revenue:
Franchise segment	$33,850	$27,803	$6,047	21.7%
Company segment	17,391	16,994	397	2.3%
Total segment revenue	$51,241	$44,797	$6,444	14.4%

Segment Profit:
Franchise segment	$15,541	$12,595	$2,946	23.4%
Company segment	2,157	2,975	(818)	(27.5)%
Total segment profit	$17,698	$15,570	$2,128	13.7%
Franchise segment. During the twenty-six weeks ended July 1, 2017, franchise segment revenue was $33.9 million, an increase of $6.0 million, or 21.7%, compared to $27.8 million in the comparable period in 2016. Royalty revenue increased $3.3 million primarily due to 141 net franchise restaurant openings since June 25, 2016 and domestic same store sales growth of 0.5%. Other revenue increased $2.7 million primarily due to a one-time payment, based on system-wide volumes purchased in the prior year, received under a new vendor agreement executed during the first quarter of 2017. The funding from this agreement will primarily be used to support our national advertising campaign. This increase was offset by $0.9 million vendor contributions received in the prior year period for the franchisee convention.
During the twenty-six weeks ended July 1, 2017, franchise segment profit was $15.5 million, an increase of $2.9 million, or 23.4%, compared to $12.6 million in the comparable period in 2016 primarily due to the growth in revenue.
Company segment. During the twenty-six weeks ended July 1, 2017, company-owned restaurant sales were $17.4 million, an increase of $0.4 million, compared to $17.0 million in the comparable period in 2016. The increase is primarily due to the opening of two company-owned restaurants during the second and fourth fiscal quarters of 2016, partially offset by a decline in company-owned domestic same store sales of 2.1%. The decline is primarily attributable to sales cannibalization of six existing restaurants that negatively impacted company-owned domestic same store sales by 3.6%.
During the twenty-six weeks ended July 1, 2017, company segment profit was $2.2 million, a decrease of $0.8 million, or 27.5%, compared to $3.0 million in the comparable period in 2016. The decrease is primarily due to a 10.9% increase in commodities rates for bone-in chicken wings, a decline of 2.1% in company-owned same store sales, an increase in wage rates and labor due to the investments in roster sizes and staffing we made in the third and fourth quarters of fiscal year 2016, and deleveraging associated with the decline in same store sales and the impact of our two 2016 openings which perform at lower volumes than the average AUV of our company-owned restaurants.

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
The following table shows summary cash flows information for the twenty-six weeks ended July 1, 2017 and June 25, 2016 (in thousands):

	Twenty-Six Weeks Ended
	July 1, 2017	June 25, 2016
Net cash provided by (used in):
Operating activities	$10,686	$10,014
Investing activities	(1,301)	(975)
Financing activities	(8,688)	(9,715)
Net change in cash and cash equivalents	$697	$(676)
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
Net cash provided by operating activities was $10.7 million in the twenty-six weeks ended July 1, 2017, an increase of $0.7 million from $10.0 million in 2016. The increase was primarily due to the timing of changes in working capital, specifically the timing of interest and tax payments, offset by an increase in net income.
Investing activities. Our net cash used in investing activities was $1.3 million in the twenty-six weeks ended July 1, 2017, an increase of $0.3 million from $1.0 million used in investing activities in 2016. The increase was due to an increase in capital expenditures over the comparable period.
Financing activities. Our net cash used in financing activities was $8.7 million in the twenty-six weeks ended July 1, 2017, a decrease of $1.0 million from cash used in financing activities of $9.7 million in 2016. The decrease in cash used for financing activities is primarily due to an increase of $0.8 million in proceeds from the exercise of stock options.
Senior secured credit facility. On June 30, 2016, we entered into a $180.0 million new senior secured credit facility, which replaced the second amended and restated credit facility dated March 18, 2015. In connection with the new senior secured credit facility, the facility size was increased to $180.0 million and is comprised of a $70.0 million term loan and a $110.0 million revolving credit facility. The previous credit facility included a term loan of $132.5 million and a revolving credit facility of $5.0 million. We used the proceeds from the new senior secured credit facility and cash on hand to refinance $85.5 million of indebtedness under the Company’s March 2015 credit facility and to pay a dividend of $83.3 million to our stockholders. Borrowings under the new senior secured credit facility bear interest, payable quarterly, at the base rate plus a margin (1.00% to 2.00%, dependent on our reported leverage ratio) or LIBOR plus a margin (2.00% to 3.00%, dependent on our reported leverage ratio), at the Company’s discretion. The new senior secured credit facility also extended the maturity date from March 2020 to June 2021. Subject to certain conditions, the Company has the ability to increase the size of the new senior secured credit facility by an additional $30.0 million.
In the current year, we made principal payments of $9.8 million on our new senior secured credit facility. Under the new senior secured credit facility, principal installments for the term loan of $875,000 are due quarterly with all unpaid amounts due at maturity in June 2021.
The new senior secured credit facility is secured by substantially all of our assets and requires compliance with certain financial and non-financial covenants, including fixed charge coverage and leverage. We were in compliance with these covenants as of July 1, 2017. Failure to comply with these covenants in the future could cause an acceleration of outstanding amounts under the term loan and restrict us from borrowing under the revolving credit facility to fund our liquidity requirements.

Contractual Obligations
In connection with our new senior secured credit facility, principal payments of $875,000 are due quarterly with all unpaid amounts due at maturity in June 2021.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations, except for leases, as of July 1, 2017.
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
Recent Accounting Pronouncements
JOBS Act. We currently qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.
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
As of the last business day of our second quarter of fiscal 2017, our market capitalization held by non-affiliates exceeded $700 million. On this basis, we anticipate that we will qualify as a “large accelerated filer” as of the end of our fiscal year 2017, at which time we will cease to qualify as an emerging growth company and for the various reporting requirement exemptions described above. Among other things, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If we are unable to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which could require additional financial and management resources. We anticipate incurring additional professional service fees and other operating expenses as a result of this and other public company reporting requirements that will apply to us in future fiscal periods.
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

•
the JOBS Act allowing us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC until the end of our fiscal year 2017, at which time we expect to no longer qualify as an emerging growth company;

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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 30.7% and 30.1% of our company-owned restaurant cost of sales during the twenty-six weeks ended July 1, 2017 and June 25, 2016, respectively, with an average price per pound of $2.13 and $1.92, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.4 million during the twenty-six weeks ended July 1, 2017. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing agreements with our suppliers, these agreements cover our physical commodity needs, are not net-settled, and are accounted for as normal purchases.
Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under our senior secured credit facility, which bears interest at variable rates. As of July 1, 2017, we had $141.5 million outstanding under our credit facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. A hypothetical 1.0% percentage point increase or decrease in the interest rate associated with our credit facilities would have resulted in a $1.4 million impact on interest expense on an annualized basis.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2017, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Item 1A.     Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2016. We anticipate that we will qualify as a “large accelerated filer” as of the end of our fiscal year 2017, at which time we will cease to qualify as an emerging growth company under the JOBS act and for the various reporting requirement exemptions, including the requirements of Section 404 of the Sarbanes-Oxley Act.
There have been no other material changes to our Risk Factors as previously reported.
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

Wingstop Inc.
(Registrant)

Date:	August 4, 2017	By:	/s/ Charles R. Morrison
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2017	By:	/s/ Michael J. Skipworth
Chief Financial Officer
(Principal Financial and Accounting Officer)