Form 10-Q
period 2017-09-30
Wingstop Inc.
filed 2017-11-03
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On November 3, 2017 there were 29,094,967 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,589	$3,750
Accounts receivable, net	4,641	3,199
Prepaid expenses and other current assets	3,305	1,634
Advertising fund assets, restricted	4,674	2,533
Total current assets	17,209	11,116
Property and equipment, net	5,681	4,999
Goodwill	46,557	45,128
Trademarks	32,700	32,700
Customer relationships, net	15,904	16,914
Other non-current assets	3,073	943
Total assets	$121,124	$111,800
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$2,149	$1,458
Other current liabilities	9,024	9,241
Current portion of debt	3,500	3,500
Advertising fund liabilities, restricted	4,674	2,533
Total current liabilities	19,347	16,732
Long-term debt, net	136,685	147,217
Deferred revenues, net of current	8,545	7,868
Deferred income tax liabilities, net	12,039	12,304
Other non-current liabilities	2,182	2,307
Total liabilities	178,798	186,428
Commitments and contingencies (see note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,093,736 and 28,747,392 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	291	287
Additional paid-in-capital	1,337	1,194
Accumulated deficit	(59,302)	(76,109)
Total stockholders' deficit	(57,674)	(74,628)
Total liabilities and stockholders' deficit	$121,124	$111,800

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016

Revenue:
Royalty revenue and franchise fees	$16,354	$13,660	$50,204	$41,463
Company-owned restaurant sales	9,672	8,150	27,063	25,144
Total revenue	26,026	21,810	77,267	66,607
Costs and expenses:
Cost of sales (1)	7,823	6,091	21,290	18,352
Selling, general and administrative	8,144	8,893	26,694	25,120
Depreciation and amortization	881	746	2,407	2,187
Total costs and expenses	16,848	15,730	50,391	45,659
Operating income	9,178	6,080	26,876	20,948
Interest expense, net	1,302	1,390	3,908	2,858
Other expense, net	—	216	—	254
Income before income tax expense	7,876	4,474	22,968	17,836
Income tax expense	2,864	1,721	6,161	6,714
Net income	$5,012	$2,753	$16,807	$11,122

Earnings per share
Basic	$0.17	$0.10	$0.58	$0.39
Diluted	$0.17	$0.09	$0.57	$0.38

Weighted average shares outstanding
Basic	29,081	28,725	29,003	28,652
Diluted	29,384	29,014	29,362	28,991

Dividends per share	$0.07	$2.90	$0.07	$2.90

(1) exclusive of depreciation and amortization, shown separately
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 30, 2017	September 24, 2016

Operating activities
Net income	$16,807	$11,122
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,407	2,187
Deferred income taxes	(265)	(68)
Stock-based compensation expense	894	392
Amortization of debt issuance costs	219	357
Changes in operating assets and liabilities:
Accounts receivable	(1,442)	875
Prepaid expenses and other assets	(951)	(98)
Accounts payable and other current liabilities	(331)	961
Deferred revenue	769	201
Other non-current liabilities	(127)	169
Cash provided by operating activities	17,980	16,098

Investing activities
Purchases of property and equipment	(1,834)	(1,471)
Acquisition of restaurants from franchisees	(3,949)	—
Cash used in investing activities	(5,783)	(1,471)

Financing activities
Proceeds from exercise of stock options	1,301	459
Borrowings of long-term debt	3,500	165,000
Repayments of long-term debt	(14,125)	(102,500)
Payment of deferred financing costs	—	(1,180)
Dividends paid	(2,034)	(83,268)
Cash used in financing activities	(11,358)	(21,489)

Net change in cash and cash equivalents	839	(6,862)
Cash and cash equivalents at beginning of period	3,750	10,690
Cash and cash equivalents at end of period	$4,589	$3,828

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation
Basis of Presentation
Wingstop Inc. (“Wingstop” or the “Company”), through its primary operating subsidiary, Wingstop Restaurants Inc. (“WRI”), collectively referred to as the “Company”, is in the business of franchising and operating Wingstop restaurants. As of September 30, 2017, 971 franchised restaurants were in operation domestically, and 94 international franchised restaurants were in operation across seven countries. As of September 30, 2017, the Company owned and operated 23 restaurants.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of September 30, 2017 and December 31, 2016 and operating results are for the thirteen and thirty-nine weeks ended September 30, 2017 and September 24, 2016.
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
Advertising Fund
The Company administers the Wingstop Restaurants Advertising Fund (“Ad Fund”), which is used for various forms of advertising for the Wingstop brand. The revenues, expenses and cash flows of the Ad Fund are not included in the Consolidated Statements of Operations or Consolidated Statements of Cash Flows because the Company does not have complete discretion over the usage of the funds. Beginning in fiscal year 2017, in conjunction with the launch of national advertising, the advertising fund contribution collected from Wingstop restaurant franchisees and WRI-owned restaurants increased from 2% to 3% of gross sales. This change is not an increase to the existing 4% of the restaurants’ gross sales that has historically been required to be spent on advertising according to our franchise agreement, but rather a reallocation of the types of advertising on which the 4% advertising fee will be spent. For the thirty-nine weeks ended September 30, 2017 and September 24, 2016 the Company made discretionary contributions to the Ad Fund totaling $4.8 million and $1.7 million, respectively, for the purpose of supplementing the national advertising campaign, which were included in Selling, general & administrative (“SG&A”) expenses in the Consolidated Statements of Operations.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted in fiscal year 2017. The Company will adopt this new guidance in fiscal year 2018 and expects to use the full retrospective transition method, which will result in restating each prior reporting period presented, fiscal years 2016 and 2017, in the year of adoption, as well as a cumulative effect adjustment to the opening balance of Accumulated Deficit as of the first day of fiscal year 2016.
Based on a preliminary assessment, the Company believes the recognition of the majority of its revenues, including ongoing royalty fee revenues, which are based on a percentage of franchise sales, and revenues from Company-owned stores, will not be affected by the new guidance. The Company expects the adoption of the new guidance to change the timing of recognition of initial franchise fees, including development and territory fees for our international business, and renewal fees. Currently, these fees are generally

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

recognized upfront upon either opening of the respective restaurant or when a renewal agreement becomes effective. The new guidance will generally require these fees to be recognized over the term of the related franchise license for the respective restaurant.
The Company also expects the adoption of this new guidance to change the reporting of advertising fund contributions from franchisees and the related advertising fund expenditures, which are not currently included in the consolidated statements of operations. Under the new guidance, the Company expects advertising fund contributions and expenditures to be reported on a gross basis in the consolidated statements of operations. Although we expect this change to have a material impact to our total revenues and expenses, we expect such contributions and expenditures to be largely offsetting and not to materially impact our reported net income.
Although the majority of the assessment phase is complete, the Company continues to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions, in addition to the impact on accounting policies and related disclosures.
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

As a result, the recognition of excess tax benefits are reflected in our provision for income taxes in the Consolidated Statements of Operations rather than Stockholders’ deficit in the Consolidated Balance Sheet for all periods after fiscal year 2016. This provision was required to be applied prospectively. For the thirteen and thirty-nine weeks ended September 30, 2017, we recognized $0.1 million and $2.5 million, respectively, of excess tax benefits in income tax expense in the Consolidated Statements of Operations.

Excess tax benefits are now reported in cash flows from operating activities rather than cash flows from financing activities in the Consolidated Statement of Cash Flows. We elected to apply this change in presentation retrospectively, and thus, prior periods have been adjusted, resulting in an increase to cash provided by operating activities and cash used in financing activities of $1.0 million for the thirty-nine weeks ended September 24, 2016.
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
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Basic weighted average shares outstanding	29,081	28,725	29,003	28,652
Dilutive shares	303	289	359	339
Diluted weighted average shares outstanding	29,384	29,014	29,362	28,991

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

For the thirteen weeks ended September 30, 2017 and September 24, 2016, respectively, approximately 3,000 and 5,000 equity awards were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
For the thirty-nine weeks ended September 30, 2017 and September 24, 2016, respectively, approximately 11,000 and 5,000 equity awards were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Dividends
On August 3, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.07 per share of common stock for shareholders of record as of September 3, 2017, which was paid on September 18, 2017, totaling $2.0 million.
Subsequent to the third quarter, on November 2, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.07 per share of common stock for shareholders of record as of December 4, 2017, to be paid on December 19, 2017, totaling approximately $2.0 million.
(4)    Fair Value Measurements
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	September 30, 2017		December 31, 2016
		Carrying Value (2)	Fair Value	Carrying Value (2)	Fair Value
Senior Secured Credit Facility:
Term loan facility (1)	Level 2	$65,625	$65,625	$68,250	$68,250
Revolving credit facility (1)	Level 2	$75,000	$75,000	$83,000	$83,000
(1) The fair value of long-term debt was estimated using available market information.
(2) Excluding issuance costs netted on the Balance Sheet.
The Company also measures certain non-financial assets at fair value on a non-recurring basis, primarily long-lived assets, intangible assets and goodwill, in connection with our periodic evaluations of such assets for potential impairment.
(5)    Income Taxes
Income tax expense and the effective tax rate were $2.9 million and 36.4%, respectively, for the thirteen weeks ended September 30, 2017, and $1.7 million and 38.5%, respectively, for the thirteen weeks ended September 24, 2016. Income tax expense and the effective tax rate were $6.2 million and 26.8%, respectively, for the thirty-nine weeks ended September 30, 2017, and $6.7 million and 37.6%, respectively, for the thirty-nine weeks ended September 24, 2016.
Income tax expense for the thirteen and thirty-nine weeks ended September 30, 2017 includes $0.1 million and $2.5 million in tax benefits, respectively, resulting from the recognition of excess tax benefits from share-based compensation in income tax expense rather than paid-in capital due to the adoption of ASU 2016-09, which resulted in a lower effective tax rate for the thirteen and thirty-nine weeks ended September 30, 2017 compared to the prior year period.
(6)    Debt Obligations
The senior secured credit facility consists of a term loan facility in an aggregate amount of $70.0 million and a revolving credit facility up to an aggregate amount of $110.0 million. As of September 30, 2017, the term loan facility and the revolving credit facility had outstanding balances of $65.6 million and $75.0 million, respectively, bearing interest at 3.33%.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In 2017, the Company made payments of $11.5 million and $2.6 million on the outstanding principal balance of its revolving credit facility and term loan facility, respectively, and borrowings on its revolving credit facility of $3.5 million.
The senior secured credit facility is secured by substantially all assets of the Company and requires compliance with certain financial and non-financial covenants. As of September 30, 2017, the Company was in compliance with all covenants.
As of September 30, 2017, the scheduled principal payments on debt were as follows (in thousands):

Remainder of fiscal year 2017	$875
Fiscal year 2018	3,500
Fiscal year 2019	2,625
Fiscal year 2020	3,500
Fiscal year 2021	130,125
Total	$140,625
(7)    Commitments and Contingencies
WRI leases certain office and retail space and equipment under non-cancelable operating leases with terms expiring at various dates through July 2032.
A schedule of future minimum rental payments required under our operating leases, excluding contingent rent, that have initial or remaining non-cancelable lease terms in excess of one year, as of September 30, 2017, is as follows (in thousands):

Remainder of fiscal year 2017	$446
Fiscal year 2018	1,783
Fiscal year 2019	1,561
Fiscal year 2020	1,436
Fiscal year 2021	1,282
Fiscal year 2022	1,226
Thereafter	4,038
Total	$11,772
Rent expense under cancelable and non-cancelable leases was $508,000 and $479,000 for the thirteen weeks ended September 30, 2017 and September 24, 2016, respectively, and $1.5 million and $1.4 million for the thirty-nine weeks ended September 30, 2017 and September 24, 2016, respectively.
The Company is subject to legal proceedings, claims and liabilities, such as employment-related claims and premises-liability cases, which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of ultimate liability with respect to those actions should not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(8)    Stock-Based Compensation
Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized $0.9 million in stock compensation expense for the thirty-nine weeks ended September 30, 2017, with a corresponding increase to additional paid-in-capital. Stock compensation expense is included in SG&A in the Consolidated Statements of Operations.
Stock Options
The following table summarizes stock option activity (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 31, 2016	855	$5.14	$20,905	6.8
Granted	—	$—
Exercised	(325)	$4.00
Canceled	(109)	$7.12
Outstanding - September 30, 2017	421	$5.52	$11,679	5.9
The total grant-date fair value of stock options vested during the thirty-nine weeks ended September 30, 2017 was $1.0 million. The total intrinsic value of stock options exercised during the thirty-nine weeks ended September 30, 2017 was $8.1 million. As of September 30, 2017, total unrecognized compensation expense related to unvested stock options was $1.1 million, which is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Units and Performance Stock Units
The following table summarizes activity related to restricted stock units and performance stock units (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2016	—	$—	—	$—
Granted	105	27.02	94	27.52
Released	—	—	—	—
Canceled	(11)	26.30	(8)	26.30
Outstanding - September 30, 2017	94	$27.10	86	$27.63
The fair value of restricted stock units and performance stock units are based on the closing market price of the stock on the date of grant. The restricted stock units granted during the thirty-nine weeks ended September 30, 2017 vest over a three year service period. As of September 30, 2017, total unrecognized compensation expense related to unvested restricted stock units was $2.1 million, which is expected to be recognized over a weighted-average period of 2.4 years.
The performance stock units vest based on the outcome of certain performance criteria. For performance stock units granted during the thirty-nine weeks ended September 30, 2017, the amount of units that can be earned range from 0% to 100% of the number of performance awards granted, based on the achievement of certain adjusted EBITDA targets, as defined by the plan, over a performance period of one to three years. The compensation expense related to the performance stock units is recognized over the vesting period when the achievement of the performance conditions become probable. As of September 30, 2017, total unrecognized compensation expense related to unvested performance stock units was $1.8 million, which is expected to be recognized over a weighted-average period of 2.4 years.
Restricted Stock Awards
The Company granted 9,000 shares of restricted stock awards during the thirty-nine weeks ended September 30, 2017 with a weighted average grant date fair value of $29.12. The fair value of the non-vested restricted stock awards is based on the closing price on the date of grant. As of September 30, 2017, total unrecognized compensation expense related to unvested restricted stock awards was $0.4 million, which will be recognized over a weighted average period of approximately 2.4 years.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(9)    Business Segments
The Franchise segment consists of domestic and international franchise restaurants, which represent the majority of our system-wide restaurants. As of September 30, 2017, the franchise operations segment consisted of 1,065 restaurants operated by Wingstop franchisees in the United States and seven countries outside of the United States as compared to 929 franchised restaurants in operation as of September 24, 2016. Franchise operations revenue consists primarily of franchise royalty revenue, sales of franchise and development fees, international territory fees, and other revenue.
As of September 30, 2017, the Company segment consisted of 23 company-owned restaurants, located in the United States, as compared to 20 company-owned restaurants as of September 24, 2016. Company restaurant sales are comprised of food and beverage sales at company-owned restaurants. Company restaurant expenses are operating expenses at company-owned restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.
Information on segments and a reconciliation to income before taxes are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Revenue:
Franchise segment	$16,354	$13,660	$50,204	$41,463
Company segment	9,672	8,150	27,063	25,144
Total segment revenue	$26,026	$21,810	$77,267	$66,607

Segment Profit:
Franchise segment	$8,251	$6,199	$23,792	$18,794
Company segment	927	1,236	3,084	4,211
Total segment profit	9,178	7,435	26,876	23,005
Corporate and other (1)	—	1,355	—	2,057
Interest expense, net	1,302	1,390	3,908	2,858
Other (income) expense, net	—	216	—	254
Income before taxes	$7,876	$4,474	$22,968	$17,836
(1) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of expenses associated with the refinancing of our credit agreement and our public offerings.
(10)    Restaurant Acquisition
On July 16, 2017, the Company acquired two existing restaurants from a franchisee. The total purchase price was $3.9 million and was paid in cash funded by operations and proceeds from our revolving credit facility. The results of operations of these locations are included in our Consolidated Statements of Operations as of the date of acquisition. The acquisition is accounted for as a business combination.
The following table summarizes the final allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition, inclusive of adjustments made during the measurement period (in thousands):

Final Purchase Price Allocation
Inventory	$16
Property and equipment	183
Reacquired franchise rights	2,323
Goodwill	1,429
Gift card liability	(2)
Total purchase price	$3,949

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill and is attributable to the benefits expected as a result of the acquisition, including sales and unit growth opportunities. As of September 30, 2017, $1.4 million of the goodwill from the acquisition is expected to be deductible for federal income tax purposes.
Pro-forma financial information of the combined entities is not presented due to the immaterial impact of the financial results of the acquired restaurants on our consolidated financial statements.
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

Founded in 1994 in Garland, Texas, we have sold approximately 4 billion wings since our inception. Today, Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of September 30, 2017, we had a total 1,088 restaurants across 42 states and eight countries in our system. Our restaurant base is 98% franchised, with 1,065 franchised locations (including 94 international locations) and 23 company-owned restaurants.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Domestic Franchised Activity:
Beginning of period	946	831	901	767
Openings	28	31	79	96
Closures	(1)	—	(7)	(1)
Acquired by Company	(2)	—	(2)	—
Restaurants end of period	971	862	971	862

Domestic Company-Owned Activity:
Beginning of period	21	20	21	19
Openings	—	—	—	1
Closures	—	—	—	—
Acquired from franchisees	2	—	2	—
Restaurants end of period	23	20	23	20

Total Domestic Restaurants	994	882	994	882

International Franchised Activity:
Beginning of period	89	63	76	59
Openings	5	4	20	11
Closures	—	—	(2)	(3)
Restaurants end of period	94	67	94	67

Total System-wide Restaurants	1,088	949	1,088	949
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
The following table sets forth our key performance indicators as well as our total revenue and net income for the thirteen and thirty-nine weeks ended September 30, 2017 and September 24, 2016 (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Number of system-wide restaurants open at end of period	1,088	949	1,088	949
System-wide sales (1)	$274,021	$235,975	$802,420	$707,077
Domestic restaurant AUV	$1,102	$1,126	$1,102	$1,126
System-wide domestic same store sales growth	4.1%	4.1%	1.7%	3.9%
Company-owned domestic same store sales growth	5.5%	4.8%	0.5%	6.9%
Total revenue	$26,026	$21,810	$77,267	$66,607
Net income	$5,012	$2,753	$16,807	$11,122
Adjusted EBITDA (2)	$10,412	$8,319	$30,177	$25,545

(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.5% for both the thirteen weeks ended September 30, 2017 and September 24, 2016, and was 3.4% and 3.6% for the thirty-nine weeks ended September 30, 2017 and September 24, 2016, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
We define “EBITDA” as net income before interest expense, net, income tax expense, and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for transaction costs, gains and losses on the disposal of assets and stock-based compensation expense. There were no gains and losses on disposal of assets during the thirteen and thirty-nine weeks ended September 30, 2017 and September 24, 2016. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations period over period and would ordinarily add back non-cash expenses such as depreciation and amortization, as well as items that are not part of normal day-to-day operations of our business.
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
By providing these non-GAAP financial measures, together with a reconciliation to the most comparable GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Items excluded from these non-GAAP measures are significant components in understanding and assessing financial performance. In addition, the instruments governing our indebtedness use EBITDA (with additional adjustments) to measure our compliance with covenants such as fixed charge coverage, lease adjusted leverage and debt incurrence. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation, or as an alternative to, or a substitute for net income or other financial statement data presented in our consolidated financial statements as indicators of financial performance. Some of the limitations are:

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
The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 30, 2017 and September 24, 2016 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net income	$5,012	$2,753	$16,807	$11,122
Interest expense, net	1,302	1,390	3,908	2,858
Income tax expense	2,864	1,721	6,161	6,714
Depreciation and amortization	881	746	2,407	2,187
EBITDA	$10,059	$6,610	$29,283	$22,881
Additional adjustments:
Transaction costs (a)	—	1,570	—	2,272
Stock-based compensation expense (b)	353	139	894	392
Adjusted EBITDA	$10,412	$8,319	$30,177	$25,545

(a) Represents costs and expenses related to the refinancings of our credit agreement and our public offerings; all transaction costs are included in SG&A with the exception of $215,000 that is included in Other expense, net during the thirteen and thirty-nine weeks ended September 24, 2016.
(b) Includes non-cash, stock-based compensation.

Results of Operations
Thirteen Weeks Ended September 30, 2017 compared to Thirteen Weeks Ended September 24, 2016
The following table sets forth our results of operations for the thirteen weeks ended September 30, 2017 and September 24, 2016 (in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	September 30, 2017	September 24, 2016	$	%
Revenue:
Royalty revenue and franchise fees	$16,354	$13,660	$2,694	19.7%
Company-owned restaurant sales	9,672	8,150	1,522	18.7%
Total revenue	26,026	21,810	4,216	19.3%
Costs and expenses:
Cost of sales (1)	7,823	6,091	1,732	28.4%
Selling, general and administrative	8,144	8,893	(749)	(8.4)%
Depreciation and amortization	881	746	135	18.1%
Total costs and expenses	16,848	15,730	1,118	7.1%
Operating income	9,178	6,080	3,098	51.0%
Interest expense, net	1,302	1,390	(88)	(6.3)%
Other expense, net	—	216	(216)	(100.0)%
Income before income tax expense	7,876	4,474	3,402	76.0%
Income tax expense	2,864	1,721	1,143	66.4%
Net income	$5,012	$2,753	$2,259	82.1%

(1) Exclusive of depreciation and amortization, shown separately.
Total revenue. During the thirteen weeks ended September 30, 2017, total revenue was $26.0 million, an increase of $4.2 million, or 19.3%, compared to $21.8 million in the comparable period in 2016.
Royalty revenue and franchise fees. During the thirteen weeks ended September 30, 2017, royalty revenue and franchise fees were $16.4 million, an increase of $2.7 million, or 19.7%, compared to $13.7 million in the comparable period in 2016. Royalty revenue increased $2.0 million due to an increase in the number of franchised restaurants from 929 at September 24, 2016 to 1,065 at September 30, 2017 and domestic same store sales growth of 4.1%. Other revenue increased $0.7 million, primarily due to an increase in vendor rebates compared to the prior year period.
Company-owned restaurant sales. During the thirteen weeks ended September 30, 2017, company-owned restaurant sales were $9.7 million, an increase of $1.5 million, or 18.7%, compared to $8.2 million in the comparable period in 2016. The increase is the result of the acquisition of two restaurants from a franchisee in the third quarter 2017 resulting in sales of $0.8 million, company-owned domestic same store sales growth of 5.5%, primarily due to an increase in transaction counts, and the opening of one company-owned restaurant during December 2016.
Cost of sales. During the thirteen weeks ended September 30, 2017, cost of sales was $7.8 million, an increase of $1.7 million, or 28.4%, compared to $6.1 million in the comparable period in 2016. Cost of sales as a percentage of company-owned restaurant sales was 80.9% in the quarter ended September 30, 2017 compared to 74.7% in the prior year.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	September 30, 2017	As a % of company-owned restaurant sales	September 24, 2016	As a % of company-owned restaurant sales

Cost of sales:
Food, beverage and packaging costs	$4,136	42.8%	$2,932	36.0%
Labor costs	2,295	23.7%	1,934	23.7%
Other restaurant operating expenses	1,634	16.9%	1,438	17.6%
Vendor rebates	(242)	(2.5)%	(213)	(2.6)%
Total cost of sales	$7,823	80.9%	$6,091	74.7%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 42.8% in the thirteen weeks ended September 30, 2017 compared to 36.0% in the comparable period in 2016. The increase is primarily due to a 41.3% increase in commodities rates for bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 23.7% for the thirteen weeks ended September 30, 2017, comparable to the prior year period.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 16.9% for the thirteen weeks ended September 30, 2017 compared to 17.6% in the comparable period in 2016. The decrease as a percentage of company-owned restaurant sales is primarily due to our ability to leverage costs due to the company-owned domestic same store sales increase of 5.5%.
 Selling, general and administrative. During the thirteen weeks ended September 30, 2017, SG&A expense was $8.1 million, a decrease of $0.7 million compared to $8.9 million in the comparable period in 2016. The decrease in SG&A expense is due to a decrease in nonrecurring costs of $1.4 million related to the refinancing of our credit agreement and subsequent dividend payout, which occurred in the third quarter of 2016. This decrease is partially offset by an increase in voluntary contributions made to the Company’s advertising fund of $0.3 million, as well as planned headcount additions and an increase in stock based compensation, as compared to the prior year period.
Depreciation and amortization. During the thirteen weeks ended September 30, 2017, depreciation expense was $0.9 million, an increase of $0.1 million, compared to $0.7 million in the comparable period in 2016.
Interest expense, net. During the thirteen weeks ended September 30, 2017, interest expense was $1.3 million, a decrease of $0.1 million compared to $1.4 million in the comparable period in 2016. The decrease is primarily due to a decrease in the principal amount of indebtedness as compared to the prior year period.
Income tax expense. Income tax expense was $2.9 million in the thirteen weeks ended September 30, 2017, yielding an effective tax rate of 36.4%, compared to an effective tax rate of 38.5% in the prior year. The decrease in the effective tax rate is due to tax benefits of $0.1 million resulting from the recognition of excess tax benefits from share-based compensation in income tax expense rather than paid-in capital as a result of the adoption of a new accounting standard.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	September 30, 2017	September 24, 2016	$	%
Revenue:
Franchise segment	$16,354	$13,660	$2,694	19.7%
Company segment	9,672	8,150	1,522	18.7%
Total segment revenue	$26,026	$21,810	$4,216	19.3%

Segment Profit:
Franchise segment	$8,251	$6,199	$2,052	33.1%
Company segment	927	1,236	(309)	(25.0)%
Total segment profit	$9,178	$7,435	$1,743	23.4%
Franchise segment. During the thirteen weeks ended September 30, 2017, franchise segment revenue was $16.4 million, an increase of $2.7 million, or 19.7%, compared to $13.7 million in the comparable period in 2016. Royalty revenue increased $2.0 million due to 136 net franchise restaurant openings since September 24, 2016 and domestic same store sales growth of 4.1%. Other revenue increased $0.7 million, primarily due to an increase in vendor rebates compared to the prior year period.
During the thirteen weeks ended September 30, 2017, franchise segment profit was $8.3 million, an increase of $2.1 million, or 33.1%, compared to $6.2 million in the comparable period in 2016 primarily due to the growth in revenue.
Company segment. During the thirteen weeks ended September 30, 2017, company-owned restaurant sales were $9.7 million, an increase of $1.5 million, or 18.7%, compared to $8.2 million in the comparable period in 2016. The increase is the result of the acquisition of two restaurants from a franchisee in the third quarter 2017 resulting in sales of $0.8 million, company-owned domestic same store sales growth of 5.5%, primarily due to an increase in transaction counts, and the opening of one company-owned restaurant during December 2016.
During the thirteen weeks ended September 30, 2017, company segment profit was $0.9 million, a decrease of $0.3 million, or 25.0%, compared to $1.2 million in the comparable period in 2016. The decrease is primarily due to a 41.3% increase in the commodities rates for bone-in chicken wings, offset by leveraging of fixed costs due to the company-owned same store sales growth of 5.5%.

Thirty-Nine Weeks Ended September 30, 2017 compared to Thirty-Nine Weeks Ended September 24, 2016
The following table sets forth our results of operations for the thirty-nine weeks ended September 30, 2017 and September 24, 2016 (in thousands):

	Thirty-Nine Weeks Ended		Increase / (Decrease)
	September 30, 2017	September 24, 2016	$	%
Revenue:
Royalty revenue and franchise fees	$50,204	$41,463	$8,741	21.1%
Company-owned restaurant sales	27,063	25,144	1,919	7.6%
Total revenue	77,267	66,607	10,660	16.0%
Costs and expenses:
Cost of sales (1)	21,290	18,352	2,938	16.0%
Selling, general and administrative	26,694	25,120	1,574	6.3%
Depreciation and amortization	2,407	2,187	220	10.1%
Total costs and expenses	50,391	45,659	4,732	10.4%
Operating income	26,876	20,948	5,928	28.3%
Interest expense, net	3,908	2,858	1,050	36.7%
Other expense, net	—	254	(254)	(100.0)%
Income before income tax expense	22,968	17,836	5,132	28.8%
Income tax expense	6,161	6,714	(553)	(8.2)%
Net income	$16,807	$11,122	$5,685	51.1%

(1) Exclusive of depreciation and amortization, shown separately.
Total revenue. During the thirty-nine weeks ended September 30, 2017, total revenue was $77.3 million, an increase of $10.7 million, or 16.0%, compared to $66.6 million in the comparable period in 2016.
Royalty revenue and franchise fees. During the thirty-nine weeks ended September 30, 2017, royalty revenue and franchise fees were $50.2 million, an increase of $8.7 million, or 21.1%, compared to $41.5 million in the comparable period in 2016. Royalty revenue increased $5.3 million primarily due to an increase in the number of franchised restaurants from 929 at September 24, 2016 to 1,065 at September 30, 2017 and domestic same store sales growth of 1.7%. Other revenue increased $3.4 million, primarily due to an increase in vendor rebates, including a one-time payment, based on system-wide volumes purchased in the prior year, received in conjunction with a new vendor agreement that was executed during the first quarter of 2017. The funding from this agreement will primarily be used to support our national advertising campaign. This increase was offset by $1.1 million in vendor contributions received in the prior year period for the franchisee convention.
Company-owned restaurant sales. During the thirty-nine weeks ended September 30, 2017, company-owned restaurant sales were $27.1 million, an increase of $1.9 million, compared to $25.1 million in the comparable period in 2016. The increase is primarily due to the acquisition of two restaurants from a franchisee during the third quarter 2017 resulting in sales of $0.8 million, the opening of two company-owned restaurants during June and December 2016, and an increase in company-owned domestic same store sales of 0.5%, primarily due to an increase in transaction counts.
Cost of sales. During the thirty-nine weeks ended September 30, 2017, cost of sales was $21.3 million, an increase of $2.9 million, or 16.0%, compared to $18.4 million in the comparable period in 2016. Cost of sales as a percentage of company-owned restaurant sales was 78.7% in the thirty-nine weeks ended September 30, 2017 compared to 73.0% in the prior year.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirty-Nine Weeks Ended
	September 30, 2017	As a % of company-owned restaurant sales	September 24, 2016	As a % of company-owned restaurant sales

Cost of sales:
Food, beverage and packaging costs	$11,002	40.7%	$9,357	37.2%
Labor costs	6,535	24.1%	5,541	22.0%
Other restaurant operating expenses	4,431	16.4%	4,194	16.7%
Vendor rebates	(678)	(2.5)%	(740)	(2.9)%
Total cost of sales	$21,290	78.7%	$18,352	73.0%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 40.7% in the thirty-nine weeks ended September 30, 2017 compared to 37.2% in the comparable period in 2016. The increase is primarily due to a 20.5% increase in commodities rates for bone-in chicken wings.
Labor costs as a percentage of company-owned restaurant sales were 24.1% for the thirty-nine weeks ended September 30, 2017 compared to 22.0% in the comparable period in 2016. The increase as a percentage of company-owned restaurant sales is primarily due to an increase in wage rates and labor due to the investments in roster sizes and staffing we made in the third and fourth quarters of fiscal year 2016 and the impact of our two 2016 openings which perform at lower volumes than our average AUV.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 16.4% for the thirty-nine weeks ended September 30, 2017 compared to 16.7% in the comparable period in 2016. The decrease as a percentage of company-owned restaurant sales is primarily due to a decrease repairs and maintenance, as well as a decrease in pre-opening expenses associated with the opening of a new company-owned restaurant during June 2016.
Vendor rebates decreased $0.1 million primarily due to a vendor rebate received during the thirty-nine weeks ended September 24, 2016 related to the franchisee convention.
 Selling, general and administrative. During the thirty-nine weeks ended September 30, 2017, SG&A expense was $26.7 million, an increase of $1.6 million compared to $25.1 million in the comparable period in 2016. The increase in SG&A expense is primarily due to an increase in voluntary contributions the Company made to its advertising fund, including a one-time payment in the first quarter in conjunction with a new vendor agreement executed during the thirteen weeks ended April 1, 2017, which was intended to provide support for the Company’s national advertising campaign. SG&A expense also increased due to planned headcount additions and an increase in stock based compensation and travel expenses. These increases are partially offset by a decrease of $1.1 million of expenses related to the 2016 franchisee convention, as well as a decrease in nonrecurring expenses of $2.1 million related to the follow on offering and refinancing of our credit agreement, which occurred in the prior year period.
Depreciation and amortization. During the thirty-nine weeks ended September 30, 2017, depreciation expense was $2.4 million, an increase of $0.2 million, compared to $2.2 million in the comparable period in 2016.
Interest expense, net. During the thirty-nine weeks ended September 30, 2017, interest expense was $3.9 million, an increase of $1.1 million compared to $2.9 million in the comparable period in 2016. The increase is primarily due to an increase in the principal amount of indebtedness related to the refinancing of our credit agreement, which occurred in the third quarter of 2016.
Income tax expense. Income tax expense was $6.2 million in the thirty-nine weeks ended September 30, 2017, yielding an annual effective tax rate of 26.8%, compared to an annual effective tax rate of 37.6% in the prior year. The decrease in the effective tax rate is due to tax benefits of $2.5 million resulting from the recognition of excess tax benefits from share-based compensation in income tax expense rather than paid-in capital as a result of the adoption of a new accounting standard.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (dollars in thousands):

	Thirty-Nine Weeks Ended		Increase / (Decrease)
	September 30, 2017	September 24, 2016	$	%
Revenue:
Franchise segment	$50,204	$41,463	$8,741	21.1%
Company segment	27,063	25,144	1,919	7.6%
Total segment revenue	$77,267	$66,607	$10,660	16.0%

Segment Profit:
Franchise segment	$23,792	$18,794	$4,998	26.6%
Company segment	3,084	4,211	(1,127)	(26.8)%
Total segment profit	$26,876	$23,005	$3,871	16.8%
Franchise segment. During the thirty-nine weeks ended September 30, 2017, franchise segment revenue was $50.2 million, an increase of $8.7 million, or 21.1%, compared to $41.5 million in the comparable period in 2016. Royalty revenue increased $5.3 million primarily due to 136 net franchise restaurant openings since September 24, 2016 and domestic same store sales growth of 1.7%. Other revenue increased $3.4 million primarily due to an increase in vendor rebates, including a one-time payment, based on system-wide volumes purchased in the prior year, received under a new vendor agreement executed during the first quarter of 2017. The funding from this agreement will primarily be used to support our national advertising campaign. This increase was offset by $1.1 million in vendor contributions received in the prior year period for the franchisee convention.
During the thirty-nine weeks ended September 30, 2017, franchise segment profit was $23.8 million, an increase of $5.0 million, or 26.6%, compared to $18.8 million in the comparable period in 2016 primarily due to the growth in revenue.
Company segment. During the thirty-nine weeks ended September 30, 2017, company-owned restaurant sales were $27.1 million, an increase of $1.9 million, compared to $25.1 million in the comparable period in 2016. The increase is primarily due to the acquisition of two restaurants from a franchisee during the third quarter 2017 resulting in sales of $0.8 million, the opening of two company-owned restaurants during June and December 2016, and an increase in company-owned domestic same store sales of 0.5%, primarily due to an increase in transaction counts.
During the thirty-nine weeks ended September 30, 2017, company segment profit was $3.1 million, a decrease of $1.1 million, or 26.8%, compared to $4.2 million in the comparable period in 2016. The decrease is primarily due to a 20.5% increase in commodities rates for bone-in chicken wings and an increase in wage rates and labor due to the investments in roster sizes and staffing we made in the third and fourth quarters of fiscal year 2016.

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
The following table shows summary cash flows information for the thirty-nine weeks ended September 30, 2017 and September 24, 2016 (in thousands):

	Thirty-Nine Weeks Ended
	September 30, 2017	September 24, 2016
Net cash provided by (used in):
Operating activities	$17,980	$16,098
Investing activities	(5,783)	(1,471)
Financing activities	(11,358)	(21,489)
Net change in cash and cash equivalents	$839	$(6,862)
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
Net cash provided by operating activities was $18.0 million in the thirty-nine weeks ended September 30, 2017, an increase of $1.9 million from $16.1 million in 2016. The increase was primarily due to the increase in net income, offset by timing of changes in working capital, specifically the timing of interest payments.
Investing activities. Our net cash used in investing activities was $5.8 million in the thirty-nine weeks ended September 30, 2017, an increase of $4.3 million from $1.5 million used in investing activities in 2016. The increase was due to the acquisition of two restaurants from a franchisee during the third quarter 2017, as well as an increase in capital expenditures over the comparable period.
Financing activities. Our net cash used in financing activities was $11.4 million in the thirty-nine weeks ended September 30, 2017, a decrease of $10.1 million from cash used in financing activities of $21.5 million in 2016. The decrease was due to the initiation of a regular dividend of $2.0 million paid to stockholders, compared to a special dividend of $83.3 million paid in connection with the refinancing of our credit agreement in the prior period. This was partially offset by net repayments of long-term debt of $10.6 million in the thirty-nine weeks ended September 30, 2017, compared to net borrowings of $62.5 million in the comparable period in 2016.
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
In the current year, we made principal payments of $14.1 million and borrowed $3.5 million on our new senior secured credit facility. Under the new senior secured credit facility, principal installments for the term loan of $875,000 are due quarterly with all unpaid amounts due at maturity in June 2021.
The new senior secured credit facility is secured by substantially all of our assets and requires compliance with certain financial and non-financial covenants, including fixed charge coverage and leverage. We were in compliance with these covenants as of

September 30, 2017. Failure to comply with these covenants in the future could cause an acceleration of outstanding amounts under the term loan and restrict us from borrowing under the revolving credit facility to fund our liquidity requirements.
Contractual Obligations
In connection with our new senior secured credit facility, principal payments of $875,000 are due quarterly with all unpaid amounts due at maturity in June 2021.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations, except for leases, as of September 30, 2017.
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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for fresh bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 31.7% and 28.8% of our company-owned restaurant cost of sales during the thirty-nine weeks ended September 30, 2017 and September 24, 2016, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.7 million during the thirty-nine weeks ended September 30, 2017. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing arrangements with our suppliers, these arrangements cover our physical commodity needs, are not net-settled, and are accounted for as normal purchases.
Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under our senior secured credit facility, which bears interest at variable rates. As of September 30, 2017, we had $140.6 million outstanding under our credit facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. A hypothetical 1.0% percentage point increase or decrease in the interest rate associated with our credit facilities would have resulted in a $1.4 million impact on interest expense on an annualized basis.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*	Executive Employment Agreement, effective as of August 2, 2017, among Wingstop Restaurants Inc. and Michael Skipworth
10.2*	Amendment Two to the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, effective as of August 3, 2017
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101 INS*	XBRL Instance Document
101 SCH*	XBRL Taxonomy Extension Schema Document
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished, not filed.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wingstop Inc.
(Registrant)

Date:	November 3, 2017	By:	/s/ Charles R. Morrison
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2017	By:	/s/ Michael J. Skipworth
Chief Financial Officer
(Principal Financial and Accounting Officer)