Form 10-K
period 2017-12-30
Wingstop Inc.
filed 2018-02-23
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes   ☐ No

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of June 30, 2017, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $892.8 million, based on the closing price of the registrant’s common stock on such date, the last trading day of the registrant’s most recently completed second fiscal quarter.

As of February 23, 2018, there were 29,112,040 shares of common stock, par value of $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2018 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 30, 2017, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS
PART I
PART II
PART III
PART IV

Item 15.	Exhibits and Financial Statement Schedules	58
Signatures		60

PART I

Cautionary Note Regarding Forward-Looking Statements
This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, trends, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements can generally by identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements are accompanied by such terms. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our expectations with respect to our future liquidity, expenses and consumer appeal. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. Such risks and other factors include those listed in Item 1A., “Risk Factors,” and elsewhere in this report.
When considering forward-looking statements in this report or that we make in other reports or statements, you should keep in mind the cautionary statements in this report and future reports we file with the SEC. New risks and uncertainties arise from time to time, and we cannot predict when they may arise or how they may affect us. Except as required by law, we assume no obligation to update or revise any forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.
Item 1. Business
Overview

The Wing Experts
Wingstop is a high-growth franchisor and operator of restaurants that specialize in cooked-to-order, hand-sauced and tossed chicken wings. We believe we pioneered the concept of wings as a “center-of-the-plate” item for all of our meal occasions. We offer our guests 11 bold, distinctive and craveable flavors on our bone-in and boneless chicken wings and tenders paired with hand-cut, seasoned fries and sides made fresh daily. Our menu is highly customizable for different dining occasions, and we believe it delivers a compelling value proposition for groups, families, and individuals.
Wings are our “center-of-the-plate” specialty. While other concepts include wings as add-on menu items or focus on wings in a bar or sports-centric setting, we are focused on wings, fries and sides, which generate approximately 92% of our sales. We are the largest fast casual chicken wings-focused restaurant chain in the world, and have demonstrated strong, consistent growth on a global scale. The Company is primarily a franchisor, with approximately 98% of Wingstop’s restaurants currently owned and operated by independent franchisees.

We believe our simple and efficient restaurant operating model, low initial cash investment and compelling restaurant economics help drive continued system growth through both existing and new franchisees. Our focused restaurant operating model requires few ingredients and easy preparation within a small, flexible real estate footprint. During fiscal year 2017, carry-out orders constituted approximately 75% of our sales. We believe our efficient model offers an attractive investment opportunity for our franchisees as evidenced by our domestic average sales-to-investment ratio of 3 to 1 and is further evidenced by the fact that we have more than doubled our global restaurant count since the end of 2011. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating stockholder value through strong and consistent free cash flow and capital-efficient growth.
Our Industry
We operate in the rapidly growing, fast casual segment of the restaurant industry. According to Technomic, the fast casual segment generated approximately $52 billion of sales in 2017, representing a 10% increase from 2016. Technomic projects the fast casual segment will exceed $76 billion in annual sales by 2022. According to Technomic, 2017 total sales for restaurants categorized as limited service restaurants, or LSRs, which includes the fast casual segment, increased 4.4% to $280 billion. We believe that fast casual concepts, such as Wingstop, attract customers away from other restaurant segments and, accordingly, are generating faster growth than the overall restaurant industry and increasing market share relative to other segments.
Segments
Our business is structured into two reporting segments based on the organizational units used by our management to monitor performance and make operating decisions. Our reporting segments are franchise operations and company restaurant operations. Financial data for our reporting segments is included in the audited consolidated financial statements and the related notes thereto included elsewhere in this report.
Our Strengths

Our Menu
Wingstop is the destination when our guests crave fresh, cooked-to-order wings with bold, layered flavors that touch all of the senses. People who prioritize flavor prioritize Wingstop because it is more than a meal, it is a flavor experience. We speak in bold, distinctive and craveable flavors. Our dialect is our 11 proprietary flavors, which range from extremely hot to mild: Atomic, Mango Habanero, Cajun, Original Hot, Louisiana Rub, Mild, Hickory Smoked BBQ, Lemon Pepper, Garlic Parmesan, Hawaiian and Teriyaki.
Our diverse flavor offerings allow our guests to customize their experience. All of our wings are cooked-to-order, hand-sauced and tossed and served fresh to our guests for dine-in or carry-out. We never use heat lamps or microwaves in the preparation of our food. To complement our wings, we serve hand-cut, seasoned fries, crafted from carefully selected whole Russet potatoes. We complete the flavor experience with fresh, hand-cut carrots and celery and ranch and bleu cheese dips made with buttermilk in-house daily. We believe our bold and distinctive flavors leave our guests craving more and create a differentiated and tailor-made flavor experience that drives repeat business and brand loyalty.
Our customizable menu and craveable flavors drive demand across multiple day-parts and occasions. Our 11 flavors, signature fries, freshly-prepared sides and numerous order options (eat-in / to go; individual / combo meals / family packs) allow guests to eat Wingstop during any occasion, whether it is a quick carry-out snack, dine-in dinner with friends or picking up a party size order for their favorite sporting event.

Compelling Unit Economics
We believe the growing popularity of the Wingstop experience and the operational simplicity of our restaurants translate into attractive economics at our franchised and company-owned locations. Existing franchisees accounted for approximately 80% of franchised restaurants opened in 2017 and 2016, which we believe further underscores our restaurant model’s financial appeal.
Upon opening, our restaurant volume generally builds year after year. Our domestic average unit volume (“AUV”) has grown consistently, achieving $1.1 million during fiscal year 2017. Our restaurants are approximately 1,700 square feet on average and yield average sales per square foot of $647 based on 2017 domestic AUV due to the high average carry-out mix of approximately 75% in 2017. Our operational simplicity results in low labor costs, further improving the profitability of our concept. Our operating model targets a low average estimated initial investment of approximately $370,000, excluding real estate purchase or lease costs and pre-opening expenses. In year two of operation, we target a franchisee unlevered cash-on-cash return of approximately 35% to 40%. We believe low entry costs and high returns provide a compelling investment opportunity for our franchisees that has helped drive the continued growth of our system.

Proven Portability
Our concept has demonstrated success across the globe, with restaurants operating in 42 states across varying geographic regions, population densities and real estate settings within the United States and in 8 international markets. We have had positive same store sales growth across a wide variety of major markets over the last five years, and on average have only closed seven restaurants per year. Global demand for chicken, broad appeal and the simplicity of our restaurant operating model have supported our success across eight international markets. While our concept has succeeded in a variety of real estate formats and locations, our preferred real estate site is an in-line or end-cap retail strip center location available in most shopping centers. The flexibility of our real estate model coupled with the broad appeal of our food has enabled us to profitably locate restaurants in both urban and suburban areas. Accordingly, we believe our concept is well-positioned for continued system growth in both existing and new markets.

Strength In Numbers
We have demonstrated a consistent track record of strong financial performance:

•
Domestic same store sales increased 9.9% in 2013, 12.5% in 2014, 7.9% in 2015, 3.2% in 2016 and 2.6% in 2017, representing five year cumulative domestic same store sales growth of 36.1%, driven primarily by an increase in transactions, which demonstrates the growing awareness and popularity of our brand;

•	Our domestic same store sales growth is even more meaningful given that we have had 14 consecutive years of positive same store sales;

•	From 2013 to 2017, our system-wide sales increased from $550 million to $1.1 billion, which represents growth of 98% over the period;

•	Total revenue increased from $59.0 million in 2013, to $67.4 million in 2014, to $78.0 million in 2015, to $91.4 million in 2016, to $105.6 million in 2017; and

•	Since 2013 our net income has grown from $7.5 million to $27.3 million in 2017; and Adjusted EBITDA, increased from $19.5 million in 2013, to $41.5 million in 2017.
For a reconciliation of Adjusted EBITDA to net income and a further discussion of how we utilize this non-GAAP financial measure, see “Selected Historical Consolidated Financial and Other Data.”
Experienced Management Team
Our strategic vision and results-driven culture are directed by our executive management team under the leadership of our Chairman and Chief Executive Officer, Charlie Morrison. Charlie joined Wingstop in 2012, bringing more than 20 years of experience in the restaurant and multi-unit retail industry, including leadership positions at Pizza Hut, Boston Market, Kinko’s, Steak & Ale and, most recently, Rave Restaurant Group, a publicly traded restaurant company, where he served as Chief Executive Officer and led the creation of the award winning Pie Five restaurant concept. Charlie is supported by a strong executive team with significant retail and restaurant experience. Our Chief Financial Officer, Michael Skipworth, came to us from KPMG LLP and, most recently Cardinal Logistics, where he was the Senior Vice President of Finance and Accounting. Our Chief Experience Officer, Stacy Peterson, brings 15 years of information technology experience and came to us from multi-unit retailers, including Blockbuster and Kinko’s. Heading up our marketing efforts is Flynn Dekker, who has over 20 years of experience and was previously the Chief Marketing Officer of Fogo de Chao and Rave Restaurant Group. Madison Jobe, our Chief Development Officer, joined us from Development Strategies International, a restaurant advisory firm where he was Founder and Chief Executive Officer, and brings 40 years of experience in the restaurant industry to oversee our franchise development efforts. Larry Kruguer, Chief Operating Officer, joined us in June 2015 from Wendy’s International, where he served as Vice President, International Joint Ventures. Darryl Marsch, our General Counsel, has over 25 years of legal experience and previously served as the General Counsel of Krispy Kreme Doughnuts, Inc. during its turnaround and growth phase. We believe our management team is a key driver of our success and positions us well for long-term growth.
Our Growth Strategy
Franchise Expansion
We believe that there is significant opportunity to expand globally, and we intend to focus our efforts on increasing our geographic penetration in both existing and new domestic markets as well as international markets. We believe our highly-franchised model positions us for continued strong unit growth over the medium and long-term. We expect high franchisee demand for our brand, supported by compelling unit economics, operational simplicity, low entry costs and flexible real estate profile, to drive global restaurant growth. Based on our internal analysis, we believe there is opportunity for our brand to grow to approximately 2,500 restaurants across the United States. Further, we believe there is a long term opportunity to expand our brand internationally to become a top 10 global restaurant company.
We intend to achieve our domestic restaurant potential by expanding in our existing markets where we believe we have the opportunity to more than double our current restaurant count. In addition, we will continue to expand into new markets. Our “inside out” domestic market expansion strategy focuses our initial development in urban centers where our core demographic is most densely populated and then builds outward into suburban areas as our brand awareness grows in the market. We have a robust domestic development pipeline, including 450 total commitments to open new franchised restaurants as of December 30, 2017. Approximately 80% of our current domestic commitments are from existing franchisees, supporting the attractiveness of our restaurant business model as well as our positive franchisor/franchisee relationships. We believe that our highly-franchised business model provides a platform for continued growth as it allows us to focus on our core strengths of flavor innovation, marketing and guest engagement, and franchisee selection and support, while growing our restaurant presence and brand recognition with limited capital investment by us.

We also believe that there is a significant opportunity to grow our business internationally. We opened our first international location in Mexico in 2009. As of December 30, 2017, we had 106 international restaurants located in Colombia, Indonesia, Malaysia, Mexico, the Philippines, Saudi Arabia, Singapore, and the United Arab Emirates, all of which are franchised. In 2017, we opened 32 international locations. We currently have 584 international restaurant commitments sold as of December 30, 2017. During 2017, we entered into international expansion agreements to open 30 locally operated franchise locations in Malaysia over the next 6 years, 100 locations in the United Kingdom over the next 12 years, 110 locations in Australia and New Zealand over the next 10 years, and 75 locations in France over the next 12 years. We believe that our restaurant operating model will translate well internationally based on our small real estate footprint, our simplicity of operations, the universal and broad appeal of chicken, and our ability to customize our wide variety of flavors to local tastes.
Long-term Domestic Same Store Sales Growth

•	National Advertising
In February 2017, we launched our national advertising program. This transition to national advertising from our advertising cooperatives, a more locally driven advertising approach, provided us with more reach and frequency in existing media markets in addition to coverage for smaller and newer markets where we did not previously utilize television advertising. In 2016, approximately half of our domestic restaurants experienced some benefit of TV advertising across 10 markets. In 2017, we covered 100% of our domestic system with TV advertising, reaching over 80% of adults ages 18 to 49. We also utilize an extensive range of social media and digital marketing tools including search engine, programmatic, native, digital video and social media advertising. At a national level, we advertise on Google, Yahoo and Bing through search engine advertising and also through Facebook, Twitter, Instagram and Snapchat via paid social advertising.

•	Digital Expansion
We are making focused investments in technology to provide the most convenient, engaging, and cutting edge brand experience for our fans and drive increased sales. In 2014, we launched an updated online ordering system and mobile ordering application, or app, that simplifies the ordering process and integrates into our point-of-sale (“POS”) system, uniting online and register ordering across our system. We were one of the first to launch bot technology and customizable ordering on Facebook Messenger, Twitter and Amazon Alexa. We believe that we are poised for continued digital growth. Digital sales totaled 23% of sales during the fourth quarter of 2017, compared to the fast casual industry average of 6%. Digital sales in the fourth quarter of 2017 have more than doubled from the launch of our digital tools in the fourth quarter of 2014. Additionally, average transaction size for online orders is approximately $5 higher than the average for all other orders.

•	Delivery
In 2017, we initiated a delivery test in three markets utilizing a third party delivery service provider. Our initial test market was Las Vegas where we have ten restaurants, five company-owned and five franchised, and we experienced approximately a 10% lift in sales from offering delivery. The results of our initial tests have also suggested that the majority of this sales lift was incremental sales, or sales from new Wingstop customers. Similar to our digital expansion, the average transaction size for delivery orders that is approximately $5 higher than the average for all other orders. We anticipate that our rollout of delivery to additional markets will occur throughout 2018 and 2019 market-by-market as delivery coverage from our third party delivery service provider improves. Further, we believe adding delivery will continue to drive domestic same store sales growth.
Our Franchise
Franchise Overview
Our franchisees operated a total of 1,110 restaurants in 42 states, Latin America, the Middle East and Southeast Asia as of December 30, 2017. We have rigorous qualification criteria and training programs for our franchisees and require them to adhere to strict operating standards. We work hard to ensure that every Wingstop franchise location meets the same quality and customer service benchmarks in order to preserve the consistency and reliability of the Wingstop brand.
We have a broad and diversified domestic franchisee base. Since 2014, the number of franchisees who own more than ten restaurants has doubled. This increase is consistent with our strategy to grow with our existing franchisees. Our domestic franchise base has an average restaurant ownership of approximately 3 restaurants per franchisee.
Franchise Agreements. Our franchisees execute a separate franchise agreement for each restaurant opened, typically providing for a 10-year initial term, with an opportunity to enter into one or more renewal franchise agreements subject to certain conditions.

Our standard franchise agreement changes from time to time, and terms may vary among franchisees. We generally update and/or revise our franchise agreement on an annual basis and, as a result, the agreements we enter into with individual franchisees may vary. Through 2017, our franchise documents provided that franchisees must pay a franchise fee of $20,000 for the first restaurant opened under a development agreement and $12,500 for each additional restaurant opened. If a franchisee has entered into an area development agreement with us (which occurs, in most cases, even if a franchisee wants to develop only one restaurant), the aggregate initial fee currently is $30,000 for the first restaurant and $22,500 for each subsequent restaurant under such development agreement, in each case including a $10,000 development fee per restaurant. The $10,000 development fee per restaurant to-be-developed is paid in full at the time a development agreement is signed for the grant of development rights and is not refundable.
Effective March 1, 2017, we eliminated the franchise fee discount for all new development agreements. This change will require franchisees to pay a franchise fee of $20,000 for each restaurant opened. The majority of our existing franchise agreements require our franchisees to pay us a royalty of 5% of their gross sales net of discounts. New franchise agreements signed pursuant to development agreements entered into on or after July 1, 2014 require our franchisees to pay us a royalty of 6% of their gross sales net of discounts. Our franchise agreements allow us to assess franchisees an advertising fund contribution based on their gross sales net of discounts. In 2017, we charged a national advertising fund contribution equal to 3% of gross sales under all existing franchise agreements. In addition, franchisees may vote to increase their required advertising fund contribution. Our current form of franchise agreement also requires franchisees to spend at least 1% of their gross sales on local advertising and promotions. Franchisees operating under pre-2014 forms of franchise agreement were not contractually required to spend any minimum amount on local advertising, although we recommended that they spend at least 4% of their restaurants’ gross sales on advertising and marketing.
The boundaries of the area in which a franchisee may locate its restaurant, which we refer to as the development area, depend on the population and other demographic features of the market in which the franchisee wants to locate its restaurant(s). The development area may range from a sector of a large metropolitan area to the city or county limits of a smaller municipality. Based on the franchisee’s proposal and our analysis, we identify and describe in the development agreement the boundaries of an appropriately-sized development area and, if we expect the franchisee to operate more than one restaurant, the number of restaurants that must be developed in the development area. The development agreement does not permit us to change the development area after it is established. Whether a development agreement covers one or several restaurants, it contains a schedule of the dates by which the franchisee must sign leases and open each restaurant, and failure by the franchisee to adhere to the development agreement’s schedule is an event of default under the development agreement.
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
Training, Pre-Opening Assistance and Ongoing Support. Franchisees (along with their managers) must attend and successfully complete a 4-week training program before we will issue an opening date for a restaurant. Our training program covers various topics, including Wingstop culture, food preparation and storage, food safety, specific position training, uniforms, cleaning and sanitation, marketing and advertising, POS systems, accounting and hospitality, among others. Unless a franchisee commits to operate his or her own restaurant (i.e., “owner-operated”), the franchisee must hire a general manager who either has roots in the general area where the restaurant is located or is willing to move to the general area. Our international franchisees likewise must complete required training and are principally responsible for training their managers and other employees.
When a domestic franchisee opens his or her first Wingstop restaurant, we provide the owner with an opening restaurant trainer for up to six days and may elect to send an opening restaurant trainer to a franchisee’s second or later restaurant location for an amount of time we determine to be appropriate. We also provide lists of approved inventory, suppliers and small-wares that are needed to stock and operate each restaurant and help franchisees locate qualified suppliers of chicken and other supplies and ingredients that meet our specifications.
We also have an internal operations infrastructure that provides ongoing support to our franchisees. We utilize a field-based team of franchise business consultants who act as local resources to assist our franchisees to run their restaurants in accordance with Wingstop standards and who also assist with efforts to grow restaurant sales. The main responsibilities of our franchise business consultants include communicating and conveying certain initiatives and process enhancements to our franchisees and conducting business reviews in order to assist franchisees to operate more efficiently, with a focus on increasing restaurant sales and profits. Additionally, we maintain programs to monitor and evaluate the adherence of franchised restaurants to our quality, service and cleanliness standards. For example, we have a group of field alignment managers who conduct standardized quarterly reviews of each of our franchised restaurants’ operations to help ensure that our brand standards are maintained. We also employ a third-party customer survey program to monitor guest experience and quality standards at franchised restaurants.
In addition to our hands-on training and assistance, we provide an operations manual to each restaurant location that includes sections on topics such as business operations, food safety, crew, hospitality, quality products, guest services, packaging and presentation, restaurant cleaning, restaurant and equipment maintenance, POS systems, quality control, advertising and marketing and emergency management.
Franchise Advisory Council. In December 2002, we organized a Franchise Advisory Council, which we refer to as the Council, to consult with us about system-wide advertising themes and campaigns and other operational matters. The Council is composed of franchise members, all of whom are elected by our franchisees, and meets quarterly to review marketing strategies and provide input on topics such as advertising messages, operational standards and system-wide initiatives. While the Council functions only in an advisory capacity, and we may disregard its recommendations if we choose, we view the Council as an important component of our domestic franchisee support program.

Point-of-Sale System. We require that our domestic franchisees utilize a uniform POS system. As of the end of 2016, we have substantially completed upgrading to a more robust POS system from prior legacy systems. Our POS system, in conjunction with our Intranet system, allows us to track sales at each restaurant location. Our restaurant operations require no other computers for a restaurant location. Our POS system integrates with our online ordering app, allowing for seamless recording and tracking of sales. Furthermore, our POS system provides our franchisees with additional back office tools that we believe will assist in cost control, create operational efficiencies and drive sales.
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
Ad Fund. We created a not-for-profit advertising fund in July 1999, which we refer to as the ad fund. All restaurants, including our company-owned restaurants, must contribute to the ad fund. Our franchise agreements allow us to assess an ad fund contribution from domestic franchisees based on their gross sales net of discounts. Beginning in fiscal year 2017, we charged 3% of gross sales under all existing domestic franchise agreements.
We direct and retain sole control over all advertising and promotions that the ad fund finances. We use a national advertising agency to create our advertising and promotional materials. We use another agency to create localized versions of our advertising and promotional materials.
Digital Advertising. We currently utilize an extensive range of social media and digital marketing tools including, search engine, programmatic, native, digital video and social media advertising. We also maintain website hosting and manage the development and maintenance of the mobile Wingstop app. We market Wingstop products, services and restaurants through our website that we maintain at www.wingstop.com. Our website features a site locator page on the website showing the addresses, telephone numbers and ability to online order for each restaurant. At a national level, we advertise on Google, Yahoo and Bing through search engine advertising and also through Facebook, Twitter, Instagram and Snapchat via paid social advertising. Additionally, we assist franchisees in planning and executing localized geo-targeted digital marketing for their restaurants, including internet and mobile marketing.

Franchisees may not use electronic media, including the Internet or mobile, to advertise their restaurants without first obtaining our written consent and complying with any conditions and restrictions we wish to impose. We may assess franchisees a fee of up to $100 per month to pay for our website’s and Intranet’s maintenance and improvement costs.
Social Media. Wingstop has a strong brand presence on both emerging and well-established social media platforms for digital collaboration, including smartphone apps and native sites such as Facebook, Twitter, Instagram, and Snapchat. We adhere to social media guidelines that embody our strategic vision and apply to both company-owned and franchised restaurants. These guidelines will continually evolve as new technologies and social networking tools emerge.
Local Advertising. We advertise our company-owned restaurants primarily through online and mobile advertising and paid search, and expect franchisees to follow the same pattern. Our current form of franchise agreement requires franchisees to spend at least 1% of their gross sales on local advertising and promotions, which is in addition to amounts contributed to the ad fund as described above. Franchisees operating under pre-2014 forms of franchise agreement are not contractually required to spend any minimum amount on local advertising, although we recommended that they spend at least 4% of their restaurants’ gross sales on local advertising and marketing.
Advertising Cooperatives. When a franchisee and at least one other restaurant operator have opened restaurants in the same designated market area (“DMA”), we may require the franchisee and the other operator(s) to form a cooperative advertising association. Each cooperative’s members will set their cooperative’s required contribution rate, but we retain the right to disapprove a rate lower than 1% of gross sales. Contributions to advertising cooperatives are credited toward a franchisee’s 1% local advertising obligation. Currently, the members of an advertising cooperative administer the cooperative, and we intervene only to resolve disputes. In that event, our decision is binding.
As of December 30, 2017, advertising cooperatives have been formed in the following DMAs: Phoenix, Arizona; Los Angeles, California; Sacramento-Stockton-Modesto, California; San Diego, California; San Francisco, California; Denver, Colorado; Miami-Ft. Lauderdale, Florida; Chicago, Illinois; Austin, Texas; Dallas / Ft. Worth, Texas; Houston, Texas; and San Antonio, Texas.
National Advertising. In 2017, we transitioned to a national advertising program. Under this new program, franchisees contributed 3% of gross sales to the ad fund that is utilized to create advertising content and purchase digital and television advertising at a national level. This change is not an increase in the 4% of the restaurants’ gross sales that has historically been spent on advertising, but rather a reallocation of the 4%. Franchisees will spend the remaining 1% of gross sales on local advertising or cooperative advertising. This transition to national advertising from our advertising cooperatives, a more locally driven advertising approach, provided us with more reach and frequency in existing media markets in addition to coverage for smaller and newer markets where we did not previously leverage television.
Competition
The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered, guest service, ambiance, location and overall dining experience. We believe that our attractive price-value relationship, our flexible service model and the quality and distinctive flavor of our food enable us to differentiate ourselves from our competitors.
We believe we compete primarily with fast casual establishments and quick service restaurants such as other wing-based take-out concepts, local and regional sports bars and casual dining restaurants. Many fast casual and carry-out concepts offer wings as add-

on items to other food categories such as pizza, but typically do not focus on wings. Other competitors emphasize wings in a bar or sports-centric setting. Many of these direct and indirect competitors are well-established national, regional or local chains. We also compete with many restaurant and retail establishments for site locations and restaurant-level employees.
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
The principal raw materials for a Wingstop restaurant operation are bone-in and boneless chicken wings. Therefore, chicken is our largest product cost item and represented approximately 70% of all purchases for 2017. Company-owned and franchised restaurants purchase their bone-in and boneless chicken wings from suppliers that we designate and approve. We designate sources for potatoes to ensure that they are grown to our specifications. We also require franchisees to use our proprietary sauces, seasonings and spice blends and purchase them and other proprietary products only from designated sources.
All food items and packaging goods for our restaurants can be sourced through one vendor, The Sygma Network, Inc., which we refer to as Sygma. There are nine regional Sygma distribution centers which carry all products required for a Wingstop restaurant and service all of our domestic locations. Sygma is obligated under our agreement to deliver at least twice weekly to our restaurants. We contract directly with manufacturers to sell products to Sygma, who in turn receives a fee for delivering these items to our restaurants. The majority of our highest spend items are formula or fixed contract priced. We have also negotiated agreements with our soft drink suppliers to offer soft drink dispensing systems, along with associated branded products, in all Wingstop restaurants.
As the Wingstop system grows, we will continue to negotiate regional or national contracts for chicken and other commodities and other items needed to develop and operate all of our restaurants and may use a designated or approved supplier approach.
Management Information / Technology Systems
We have core management information systems in place and believe they are scalable to support our future growth plans. We specify a standard POS system in all of our company-owned restaurants and virtually all franchised restaurants that helps facilitate the operation of the restaurants by recording sales, cost of sales and labor and other operating metrics and allows managers to create various reports to assess performance. Our POS system is configured to record and store financial information in a manner that we specify, and we require franchisees to provide us with continual and unlimited independent access to all information on each POS system. We believe our current information systems are sufficient to support our planned expansion for the foreseeable future.
We have an online ordering system and mobile ordering app, which makes it easy for our guests to order-ahead, which we believe increases the frequency of our guests’ visits and leads to higher check averages.
We require that our franchisees’ electronic information systems, including POS systems, comply with and maintain established network security standards, including applicable Payment Card Industry (PCI) standards.
Intellectual Property and Trademarks
We own a number of trademarks and service marks registered with the U.S. Patent and Trademark Office and with foreign trademark authorities.
We believe that our trademarks and other proprietary rights are important to our success and our competitive position, and, therefore, we devote resources to the protection of our trademarks and proprietary rights.
 Seasonality
Our restaurants have not experienced significant revenue fluctuations that can be attributed to seasonal factors.
Employees
As of December 30, 2017, we employed 530 persons, of whom 149 were full-time corporate-based and regional personnel. The remainder was part-time or restaurant-level employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we believe that we have good relations with our employees. Our franchise owners are independent business owners, so they and their employees are not included in our employee count.

Government Regulation
Federal. We and our franchisees are subject to various federal regulations affecting the operation of our business. We and our franchisees are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986, the Occupational Safety and Health Act and various other federal and state laws governing matters such as minimum wage requirements, overtime, fringe benefits, workplace safety and other working conditions and citizenship requirements. A significant number of our and our franchisees’ food service personnel are paid at rates related to the applicable minimum wage, and past increases in the minimum wage have increased our and our franchisees’ labor costs, as would future increases. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us and our franchisees.
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
The Patient Protection and Affordable Care Act of 2010 (PPACA), enacted in March 2010, requires chain restaurants with 20 or more locations in the United States to comply with federal nutritional disclosure requirements. The U.S. Food and Drug Administration (FDA) published the final rules on menu and vending machine nutrition labeling, which amended section 403(q) of the Federal Food, Drug, and Cosmetic Act (FFDCA) to establish requirements for the nutrition labeling of standard menu items at restaurants or similar retail food establishments with 20 or more locations. Under the rule, calorie information must be provided clearly and conspicuously next to the listed standard menu item on a menu or menu board. In addition to calorie information, each menu or menu board must prominently include a succinct statement concerning suggested caloric intake. Upon request, covered establishments must provide information about the total calories, calories from fat, total fat, saturated fat, trans fat, cholesterol, sodium, total carbohydrates, fiber, sugars, and protein in their standard menu items. The rule contains detailed requirements for providing calorie and nutrition information and determining nutrient content. The effect of such labeling requirements on consumer choices, if any, is unclear at this time, and it is also unclear whether these regulations will be implemented on May 7, 2018 as announced, or further postponed by the FDA as was the case in 2016 and 2017.

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
One of the legal foundations fundamental to the franchise business model has been that, absent special circumstances, a franchisor is generally not responsible for the acts, omissions or liabilities of its franchisees. Recently, established law has been challenged by the plaintiffs’ bar. Although recent pronouncements from the National Labor Relations Board indicate that it will adhere to traditional tests for determining when a "joint-employer" relationship exists, if these challenges are successful in altering currently settled law, it could significantly change the way we and other franchisors conduct business and adversely impact our profitability. For example, a determination that we are a “joint employer” with our franchisees or that franchisees are part of one unified system with joint and several liability under the National Labor Relations Act, statutes administered by the Equal Employment Opportunity Commission, Occupational Safety and Health Administration, or OSHA, regulations and other areas of labor and employment law could subject us and/or our franchisees to liability for the unfair labor practices, wage-and-hour law violations, employment discrimination law violations, OSHA regulation violations and other employment-related liabilities of one or more franchisees. In September 2017, Australia enacted a law potentially making franchisors liable as a "joint employer" of their franchisees. The impact of this legislation has yet to be determined.
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
International. Our franchised restaurants in Mexico, the Middle East, South America and Southeast Asia are subject to national and local laws and regulations. We believe that our international franchised restaurants and procedures comply in all material respects with the laws of the applicable foreign jurisdiction. As noted above, Australia enacted "joint employer" legislation in September 2017.
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
Available Information
We maintain a website at www.wingstop.com, including an investor relations section at ir.wingstop.com in which we routinely post important information, such as webcast of quarterly calls and other investor events in which we participate or host, and any related materials. Our Code of Business Conduct and Ethics is also in this section of our website. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge in the investor relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public may also read and copy materials we file with or furnish to the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.SEC.gov.
The contents of the website mentioned above are not incorporated into and should not be considered part of this report. The references to URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors
Risks Related to Our Business and Our Industry
If we fail to successfully implement our growth strategy, which includes opening new restaurants, our ability to increase our revenue and operating profits could be adversely affected.
Our growth strategy relies substantially upon new restaurant development by existing and new franchisees and we are continuously seeking to identify target markets where we can enter or expand, taking into account numerous factors such as the location of our current restaurants, demographics, traffic patterns and information gathered from local employees. While we believe there is opportunity for our brand to grow to up to approximately 2,500 domestic restaurants over the long term, we do not currently target a specific number of annual new restaurant openings over a multi-year period. We and our franchisees face many challenges in opening new restaurants, including:

•	availability of financing;

•	selection and availability of suitable restaurant locations;

•	competition for restaurant sites;

•	negotiation of acceptable lease and financing terms;

•	securing required governmental permits and approvals, including zoning approvals;

•	expansion into new markets, consumer tastes in new markets and acceptance of our products;

•	employment and training of qualified personnel in local markets;

•	impact of inclement weather, natural disasters, and other acts of nature;

•	general economic and business conditions;

•	unanticipated increases in construction and development costs; and

•	the general legal and regulatory landscape in which we and our restaurants operate.
In particular, because the majority of our new restaurant development is funded by franchisee investment, our growth strategy is dependent on our franchisees’ (or prospective franchisees’) ability to access funds to finance such development. We do not provide our franchisees with direct financing and therefore their ability to access borrowed funds generally depends on their independent relationships with various financial institutions. Some of our existing franchisees utilize loans guaranteed by the U.S. Small Business Administration (“SBA”) which guarantees loans made by financial institutions to small businesses in the U.S., including franchisees. If SBA guaranteed loans are no longer available to our franchisees (or potential franchisees), their ability to obtain the requisite financing at attractive rates, or at all, could be adversely affected. Moreover, if our franchisees (or prospective franchisees) are not able to obtain financing from any source at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the development of new restaurants, and our future growth could be adversely affected.
As a result of the foregoing, we cannot predict the time period over which we may achieve our anticipated level of domestic restaurant growth or whether we will achieve this level of growth at all. In addition, as we continue to grow our business, our rate of expansion relative to the size of our restaurant base will eventually decline.
To the extent our franchisees are unable to open new restaurants as we anticipate, our revenue growth would come primarily from growth in same store sales. Our failure to add a significant number of new restaurants or grow domestic same store sales would adversely affect our ability to increase our revenue and operating income and could materially and adversely harm our business and operating results.
Changes in food and supply costs could adversely affect our results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Any increase in the prices of the ingredients most critical to our menu, particularly chicken, could adversely affect our operating results. Bone-in chicken wing prices, which we do not effectively hedge, in our company-owned restaurants in 2017 averaged 18% higher than in 2016 as the average price per pound increased. If there is a significant rise in the price or size of bone-in chicken wings, and we are unable to successfully adjust menu prices or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. For example, bone-in chicken wings accounted for approximately 31% of our costs of sales in fiscal 2017 and 2016. A hypothetical 10% increase in the bone-in chicken wing costs for fiscal 2017 would have increased cost of sales by approximately $0.9 million for fiscal 2017.

Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, product recalls and government regulations. Inflation also increases the costs of our food frequently. Additionally, avian influenza, or similar poultry-related diseases, may negatively affect the supply chain by increasing costs and limiting availability of chicken. As a result, we may not be able to anticipate or react to changing food costs by adjusting our purchasing practices or menu prices, which could cause our operating results to deteriorate. In addition, because we provide moderately-priced food, we may choose not to, or be unable to, pass along commodity price increases to our customers.
Our success depends in significant part on the future performance of existing and new franchise restaurants, and we are subject to a variety of additional risks associated with our franchisees.
A substantial portion of our revenue comes from royalties generated by our franchised restaurants. We anticipate that franchise royalties will represent a substantial part of our revenue in the future. As of December 30, 2017, we had 314 domestic franchisees operating 1,004 domestic restaurants and 8 international franchisees operating 106 international restaurants. Our largest franchisee operated 67 restaurants and our top 10 franchisees operated a total of 283 restaurants as of December 30, 2017. Accordingly, we are reliant on the performance of our franchisees in successfully operating their restaurants and paying royalties to us on a timely basis. Our franchise system subjects us to a number of risks, any one of which may impact our ability to collect royalty payments from our franchisees, may harm the goodwill associated with our franchise, and may materially adversely affect our business and results of operations.
Our franchisees are an integral part of our business. We may be unable to successfully implement our growth strategy without the participation of our franchisees and the adherence by our franchisees of our restaurant operation guidelines. Because our ability to control our franchisees is limited, our franchisees may fail to focus on the fundamentals of restaurant operations, such as quality, service and cleanliness, which would have a negative impact on our success. In addition, our franchisees may fail to participate in our marketing initiatives, which could materially adversely affect their sales trends, average weekly sales and results of operations. Although we provide frequent training opportunities to our franchisees to ensure consistency among our operations, there may be differences in product quality of operations at our franchised restaurants that impacts the profitability of those restaurants.
In addition, if our franchisees fail to renew their franchise agreements, our royalty revenue may decrease which in turn could materially and adversely affect our business and operating results. It also may be difficult for us to monitor our international franchisees’ implementation of our growth strategy due to our lack of personnel in the markets served by such franchisees.
Furthermore, a bankruptcy of any multi-unit franchisee could negatively impact our ability to collect payments due under such franchisee’s franchise agreements. In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise agreements pursuant to Section 365 under the United States bankruptcy code, in which case there would be no further royalty payments from such franchisee. The amount of the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchisee may not be sufficient to satisfy a damage claim resulting from such rejection.

If we fail to identify, recruit and contract with a sufficient number of qualified franchisees, our ability to open new franchised restaurants and increase our revenue could be materially adversely affected.
The opening of additional franchised restaurants depends, in part, upon the availability of prospective franchisees who meet our criteria. We may not be able to identify, recruit or contract with suitable franchisees in our target markets on a timely basis or at all. Although we have developed criteria to evaluate and screen prospective franchisees, our franchisees may not ultimately have the business acumen or be able to access the financial or management resources that they need to open and successfully operate the restaurants contemplated by their agreements with us, or they may elect to cease restaurant development for other reasons and state franchise laws may limit our ability to terminate or modify these license agreements. If we are unable to recruit suitable franchisees or if franchisees are unable or unwilling to open new restaurants as planned, our growth may be slower than anticipated, which could materially adversely affect our ability to increase our revenue and materially adversely affect our business, financial condition and results of operations.

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
Additionally, we face the risk that new or existing competitors will copy our business model, menu options, presentation or ambiance, among other things. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. In addition, many of our competitors offer lower-priced menu options or meal packages, or have loyalty programs. Several of our competitors compete by offering a broader range of menu items, including items that are specifically identified as low in carbohydrates or healthier, a strategy that we do not currently pursue. This competition in the variety of products offered and the price of products may adversely impact our sales.
Moreover, we may also compete with companies outside the fast casual and quick service and casual dining segments of the restaurant industry. For example, competitive pressures can come from deli sections and in-store cafés of several major grocery store chains, including those targeted at customers who want healthier food, as well as from convenience stores and other dining outlets. These competitors may have, among other things, a more diverse menu, lower operating costs, better locations, better facilities, better management, more effective marketing and more efficient operations than we have.
If we are unable to compete effectively, it could decrease our traffic, sales and profit margins, which could adversely affect our business, financial condition and results of operations.
Our expansion into new markets may present increased risks.
Some of our new restaurants are planned for markets where there may be limited or no market recognition of our brand. Those markets may have competitive conditions, consumer tastes and discretionary spending patterns that are different from those in our existing markets, and we may encounter well-established competitors with substantially greater financial resources than us. As a result, those new restaurants may be less successful than restaurants in our existing markets.
We may need to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned, which could negatively impact the profitability of our operations in new markets. Our franchisees may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. In addition, we may have difficulty finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Restaurants opened in new markets may also have lower average restaurant sales than restaurants opened in existing markets. Sales at restaurants opened in new markets may take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby affecting our overall profitability. Additionally, new markets may have higher rents and labor rates as compared to existing markets that negatively affect unit economics.
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
In order to maintain quality-control standards and consistency among restaurants, we require through our franchise agreements that our franchisees obtain food and other supplies from preferred suppliers approved in advance. In this regard, we and our franchisees depend on a group of suppliers for food ingredients, beverages, paper goods, and distribution, including, but not limited to, four primary chicken suppliers, Sygma for distribution, The Coca-Cola Company, and other suppliers. In 2017, we and our franchisees purchased products from approximately 120 approved suppliers, with approximately 10 of such suppliers providing 85%, based on dollar volume, of all products purchased. We look to approve multiple suppliers for most products, and require any single sourced supplier, such as The Coca-Cola Company, to have contingency plans in place to ensure continuity of supply. In addition, we believe that, if necessary, we could obtain readily available alternative sources of supply for each product that we currently source through a single supplier. To facilitate the efficiency of our franchisees’ supply chain, we have historically entered into several preferred-supplier arrangements for particular food or beverage items. In addition, our restaurants bear risks associated with the timeliness, solvency, reputation, labor relations, freight costs, price of raw materials, and compliance with health and safety standards of each supplier, including, but not limited to, risks associated with contamination to food and beverage products. We have little control over such suppliers. Disruptions in these relationships may reduce franchisee sales and, in turn, our royalty income. Overall difficulty of suppliers meeting restaurant product demand, interruptions in the supply chain, obstacles or delays in the process of renegotiating or renewing agreements with preferred suppliers, financial difficulties experienced by suppliers, or the deficiency, lack, or poor quality of alternative suppliers could adversely impact franchisee sales and our company-owned restaurant sales, which, in turn, would reduce our royalty income and revenue and could materially and adversely affect our business and operating results.
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
Privacy protection is increasingly demanding, and the use of electronic payment methods and collection of other personal information expose us and our franchisees to increased risk of privacy and/or security breaches as well as other risks. The majority of our restaurant sales are by credit or debit cards. In connection with credit or debit card transactions in-restaurant, we and our franchisees collect and transmit confidential information by way of private retail networks. Additionally, we collect and store personal information from individuals, including our customers, franchisees, and employees.

Our franchisees have experienced security breaches in which credit and debit card information could have been stolen and we and our franchisees may experience security breaches in which credit and debit card information is stolen in the future. Although we use private networks to transmit confidential information, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit and debit card sales, and our security measures and those of technology vendors may not effectively prohibit others from obtaining improper access to this information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time, which may cause a breach to go undetected for an extensive period of time. Advances in computer and software capabilities, new tools, and other developments may increase the risk of such a breach. Further, the systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payment themselves, all of which can put electronic payment at risk, are determined and controlled by the payment card industry, not by us, through enforcement of compliance with the Payment Card Industry - Data Security Standards, or PCI DSS. We and our franchisees must abide by the PCI DSS, as modified from time to time, in order to accept electronic payment transactions. Furthermore, the payment card industry is requiring vendors to become compatible with smart chip technology for payment cards, or EMV-Compliant, or else bear full responsibility for certain fraud losses, referred to as the EMV Liability Shift, which could adversely affect our business. To become EMV-Compliant, merchants must utilize EMV-Compliant payment card terminals at the point of sale, or POS, and also obtain a variety of certifications. At present, our company-owned and franchised restaurants are not required to upgrade their POS systems to include such EMV-Compliant payment card terminals and as a result, may be at increased risk for breaches, which could adversely affect our business and operating results. In addition, our franchisees, contractors, or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. If a person is able to circumvent our security measures or those of third parties, he or she could destroy or steal valuable information or disrupt our operations. We may become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition, results of operations and cash flows. Further, adverse publicity resulting from these allegations could significantly harm our reputation and may have a material adverse effect on us and our restaurants. While we currently maintain a cyber liability insurance policy, our cyber liability coverage may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our cyber liability insurance policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention.

Our business activities subject us to litigation risk that could affect us adversely by subjecting us to significant money damages and other remedies or by increasing our litigation expense.
We and our franchisees are, from time to time, the subject of, or potentially the subject of, complaints or litigation, including customer claims, personal-injury claims, environmental claims, employee allegations of improper termination and discrimination, claims related to violations of the Americans with Disabilities Act of 1990, or the ADA, religious freedom, the Fair Labor Standards Act, or the FLSA, other employment-related laws, the Occupational Safety and Health Act, or OSHA, the Employee Retirement Income Security Act of 1974, as amended, or ERISA, advertising laws and intellectual property claims. Each of these claims may increase costs and limit the funds available to make royalty payments and reduce the execution of new franchise agreements. Litigation against a franchisee or its affiliates by third parties or regulatory agencies, whether in the ordinary course of business or otherwise, may also include claims against us by virtue of our relationship with the defendant-franchisee, whether under vicarious liability, joint employer, or other theories. In addition to decreasing the ability of a defendant-franchisee to make royalty payments in the event of such claims and diverting our management and financial resources, adverse publicity resulting from such allegations may materially and adversely affect us and our brand, regardless of whether these allegations are valid or whether we are liable. Our international operations may be subject to additional risks related to litigation, including difficulties in enforcement of contractual obligations governed by foreign law due to differing interpretations of rights and obligations, compliance with multiple and potentially conflicting laws, new and potentially untested laws and judicial systems, and reduced or diminished protection of intellectual property. A substantial judgment against us or one of our subsidiaries could materially and adversely affect our business and operating results.
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
Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could adversely affect our business and results of operations.
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
As of December 30, 2017, 60% of our 1,027 domestic restaurants were spread across Texas (31%), California (23%) and Illinois (6%). Given our geographic concentrations, negative publicity regarding any of our restaurants in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, or natural or man-made disasters and more stringent state and local laws and regulations. In particular, adverse weather conditions, such as regional winter storms, floods, severe thunderstorms, earthquakes, tornadoes and hurricanes, could negatively impact our results of operations.
We and our franchisees rely on computer systems to process transactions and manage our business, and a disruption or a failure of such systems or technology could harm our ability to effectively manage our business.
Network and information technology systems are integral to our business. We utilize various computer systems, including our franchisee reporting system, by which our franchisees report their weekly sales and pay their corresponding royalty fees and required advertising fund contributions. When sales are reported by a franchisee, a withdrawal for the authorized amount is initiated from the franchisee’s bank on a set date each week based on gross sales during the week ended the prior Saturday. This system is critical to our ability to accurately track sales and compute royalties and advertising fund contributions due from our franchisees. We also rely on computer systems and network infrastructure across other areas of our operations, including marketing programs, employee engagement, management of our supply chain and POS processing in our restaurants.
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
We are subject to state franchise registration requirements, the rules and regulations of the Federal Trade Commission, or FTC, various state laws regulating the offer and sale of franchises in the United States through the provision of franchise disclosure documents containing certain mandatory disclosures, various state laws regulating the franchise relationship, and certain rules and requirements regulating franchising arrangements in foreign countries. Although we believe that our franchise disclosure documents, together with any applicable state-specific versions or supplements, and franchising procedures that we use comply in all material respects with both the FTC guidelines and all applicable state laws regulating franchising in those states in which we offer and grant new franchise arrangements, noncompliance could reduce anticipated royalty income, which in turn could materially and adversely affect our business and operating results.
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
We believe we have built our reputation on the high quality and bold, distinctive and craveable flavors of our food, value and service, and we must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer affinity for our brand could significantly reduce its value and damage our business. For example, our brand value could suffer and our business could be adversely affected if customers perceive a reduction in the quality of our food, value or service or otherwise believe we have failed to deliver a consistently positive experience. We may also be adversely affected by customers’ experiences with third-party delivery from our restaurants.
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
As of December 30, 2017, we have franchised restaurants in Mexico, Singapore, Indonesia, the Philippines, the United Arab Emirates, Malaysia, Saudi Arabia, and Colombia and plan to continue to grow internationally. However, international operations are in early stages. Expansion in international markets may be affected by local economic and market conditions. Therefore, as we expand internationally, our franchisees may not experience the operating margins we expect, and our results of operations and growth may be materially and adversely affected. Our financial condition and results of operations may be adversely affected if the global markets in which our franchised restaurants compete are affected by changes in political, economic or other factors. These factors, over which neither our franchisees nor we have control, may include:

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
Regulations and consumer eating habits may continue to change as a result of new information and attitudes regarding diet and health. These changes may include regulations that impact the ingredients and nutritional content of our menu items. The federal government, as well as a number of states, counties and cities, have enacted menu labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to customers or have enacted legislation prohibiting the sales of certain types of ingredients in restaurants. For example, the PPACA establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus, which must be implemented upon the promulgation of regulations by the FDA. California, a state in which 23% of our domestic restaurants are located, has also enacted menu labeling laws. Altering our recipes in response to such legislation could increase our costs and/or change the flavor profile of our menu offerings which could have an adverse impact on our results of operations. Additionally, if our customers perceive our menu items to contain unhealthy caloric, sugar, sodium, or fat content, our results of operations could be adversely affected. The success of our restaurant operations depends, in part, upon our ability to effectively respond to changes in consumer health and disclosure regulations and to adapt our menu offerings to fit the dietary needs and eating habits of our customers without sacrificing flavor. To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially affect customer traffic and our results of operations. Furthermore, a change in our menu could result in a decrease in customer traffic.
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
We and our franchisees are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws that apply in countries where we do business. The FCPA, U.K. Bribery Act and these other laws generally prohibit us, our food service personnel, our franchisees, their food service personnel and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in joint ventures and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
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
However, we and our franchisees may not be completely effective in ensuring our compliance with all applicable anticorruption laws, including the FCPA, Trade Control Laws or other legal requirements. If we or our franchisees are not in compliance with the FCPA and other anti-corruption laws or Trade Control laws, we or our franchisees may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA other anti-corruption laws or Trade Control laws by United States or foreign authorities could also have an adverse impact on our reputation, business, financial condition and results of operations.
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
As a public reporting company we are subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal controls over financial reporting. Reporting obligations as a public company have placed, and may continue to place, a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal controls over financial reporting by the time our second annual report is filed with the SEC and thereafter, which will require us to document and make significant changes to our internal controls over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting.
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
 Risks Related to Ownership of our Common Stock
Our stock price may be volatile or may decline regardless of our operating performance.
The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including those described under “Risks Related to Our Business and Our Industry” and the following:

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
 These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management, and may discourage, delay or prevent a transaction involving a change of control of our company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if stockholders view them as discouraging future takeover attempts. In addition, we have opted out of the Delaware General Corporation Law (“DGCL”) Section 203, relating to business combinations with interested stockholders, but our amended and restated certificate of incorporation provides that engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our capital stock) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions.
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
We may not continue to declare cash dividends in the future.
In August 2017, we announced that our board of directors authorized a regular dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our Board of Directors. In addition, in July 2016 and February 2018, we paid special cash dividends of $2.90 per share and $3.17 per share, respectively, in connection with refinancings of our credit facilities. Any future declarations of dividends, as well as the amount and timing of such dividends, are subject to capital availability and the discretion of our Board of Directors, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends.
Our ability to pay dividends in the future will depend upon, among other factors, our cash balances and potential future capital requirements, debt service requirements, earnings, financial condition, the general economic and regulatory climate and other factors beyond our control that our Board of Directors may deem relevant. Our dividend payments may change from time to time, and we may not continue to declare dividends in the future. A reduction in or elimination of our dividend payments could have a negative effect on our stock price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
Due to lower square footage requirements, our restaurants can be located in a variety of locations. They tend to be located primarily in shopping centers, as in-line and end-cap locations. Our restaurants tend to occupy between 1,300 and 2,900 square feet (average 1,700 square feet) of leased retail space. As of December 30, 2017, we and our franchisees operated 1,133 restaurants in 42 states and 9 countries.
The chart below shows the locations of our restaurants as of December 30, 2017:

State	Franchise restaurants	Company-owned restaurants	Total restaurants
Alabama	4	—	4
Alaska	1	—	1
Arizona	30	—	30
Arkansas	8	—	8
California	241	—	241
Colorado	23	—	23
Connecticut	3	—	3
Florida	49	—	49
Georgia	29	—	29
Hawaii	2	—	2
Idaho	3	—	3
Illinois	61	—	61
Indiana	8	—	8
Iowa	2	—	2
Kansas	4	—	4
Kentucky	4	—	4
Louisiana	21	—	21
Maryland	17	—	17
Massachusetts	4	—	4
Michigan	6	—	6
Minnesota	2	—	2
Mississippi	10	—	10
Missouri	16	—	16
Nebraska	2	—	2
Nevada	9	5	14
New Jersey	10	—	10
New Mexico	8	—	8
New York	9	—	9
North Carolina	9	—	9
Ohio	20	—	20
Oklahoma	13	—	13
Oregon	3	—	3
Pennsylvania	6	—	6
South Carolina	8	—	8
South Dakota	1	—	1
Tennessee	15	—	15
Texas	299	18	317
Utah	4	—	4
Virginia	17	—	17
Washington	12	—	12
West Virginia	1	—	1
Wisconsin	10	—	10
Domestic Total	1,004	23	1,027

International
Colombia	2	—	2
Indonesia	21	—	21
Malaysia	2	—	2
Mexico	60	—	60
Philippines	11	—	11
Saudi Arabia	1	—	1
Singapore	5	—	5
United Arab Emirates	4	—	4
International Total	106	—	106
Worldwide Total	1,110	23	1,133

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

Item 3. Legal Proceedings
From time to time we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.
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

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock:

	Common Stock Price Range
	High	Low
Fiscal Year 2016
First quarter (December 27, 2015 - March 26, 2016)	$26.42	$20.73
Second quarter (March 27, 2016 - June 25, 2016)	$28.67	$22.01
Third quarter (June 26, 2016 - September 24, 2016)	$33.10	$25.24
Fourth quarter (September 25, 2016 - December 31, 2016)	$33.42	$26.06

Fiscal Year 2017
First quarter (January 1, 2017 - April 1, 2017)	$30.04	$24.74
Second quarter (April 2, 2017 - July 1, 2017)	$33.25	$27.29
Third quarter (July 2, 2017 - September 30, 2016)	$35.91	$29.54
Fourth quarter (October 1, 2017 - December 30, 2017)	$43.25	$31.53

As of February 23, 2018, there were 4 shareholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividends
In August 2017, we announced that our board of directors authorized a regular dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. A dividend of $0.07 was announced in both the third and fourth quarters of 2017, which was paid on September 18, 2017 and December 19, 2017, respectively. On February 22, 2018, our Board of Directors declared a quarterly dividend of $0.07 per common share payable on March 23, 2018 to shareholders of record at the close of business on March 9, 2018.
In addition, in July 2016 and February 2018, we paid special cash dividends of $2.90 per share and $3.17 per share, respectively, in connection with refinancings of our credit facilities.
Any future declarations of dividends, as well as the amount and timing of such dividends, is subject to capital availability and the discretion of our board of directors, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends, including the restrictions in our senior secured credit facility. For additional information on the restrictions in our senior secured credit facility limiting our ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the fiscal year ended December 30, 2017 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 30, 2017.

Performance Graph

The following performance graph compares the dollar change in the cumulative shareholder return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the S&P 600 Restaurants Index. This graph assumes a $100 investment in our common stock on June 12, 2015 (the date when our common stock first started trading) and in each of the foregoing indices on June 12, 2015, and assumes the reinvestment of dividends, if any. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock, and historical stock price performance should not be relied upon as an indication of future stock price performance. This graph is furnished and not “filed” with the Securities and Exchange Commission and it is not “soliciting material”, and should not be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Item 6. Selected Historical Consolidated Financial and Other Data
The selected historical consolidated financial and other data presented below, with the exception of our key performance indicators, including restaurant counts, same store sales, AUVs, system-wide sales and Adjusted EBITDA, has been derived from the audited consolidated financial statements of Wingstop.
Wingstop utilizes a 52- or 53-week fiscal year that ends on the last Saturday of the calendar year. The fiscal years ended December 30, 2017, December 26, 2015, December 27, 2014, and December 28, 2013 included 52 weeks, and the fiscal year ended on December 31, 2016 included 53 weeks. The first three quarters of our fiscal year consist of 13 weeks and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.
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

	Year ended
(in thousands)	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014	December 28, 2013

Consolidated Statements of Income Data:
Revenue:
Royalty revenue and franchise fees	$68,483	$57,071	$46,688	$38,032	$30,202
Company-owned restaurant sales	37,069	34,288	31,281	29,417	28,797
Total revenue	105,552	91,359	77,969	67,449	58,999
Cost and expenses:
Cost of sales	28,745	25,308	22,219	20,473	22,176
Selling, general and administrative	37,151	33,840	33,350	26,006	18,913
Depreciation and amortization	3,376	3,008	2,682	2,904	3,030
Total costs and expenses	69,272	62,156	58,251	49,383	44,119
Operating income	36,280	29,203	19,718	18,066	14,880
Interest expense, net	5,131	4,396	3,477	3,684	2,863
Other expense (income), net	—	254	396	84	(6)
Income before income taxes	31,149	24,553	15,845	14,298	12,023
Income tax expense	3,845	9,119	5,739	5,312	4,493
Net income	$27,304	$15,434	$10,106	$8,986	$7,530

Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$27,049	$23,329	$13,860	$15,119	$11,481
Net cash provided by (used in) investing activities	(6,484)	(2,056)	(1,915)	(363)	(2,144)
Net cash provided by (used in) financing activities	(20,252)	(28,213)	(10,978)	(8,206)	(10,417)
Net increase (decrease) in cash and cash equivalents	$313	$(6,940)	$967	$6,550	$(1,080)

	Year ended
(in thousands)	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014	December 28, 2013

Per Share data:
Earnings per share
Basic	$0.94	$0.54	$0.37	$0.35	$0.30
Diluted	$0.93	$0.53	$0.36	$0.34	$0.29
Weighted average shares outstanding
Basic	29,025	28,637	27,497	25,846	25.168
Diluted	29,424	28,983	27,816	26,204	25.648

Dividends per share	$0.14	$2.90	$1.83	$—	$—

Selected Other Data (1):
Number of system-wide restaurants open at end of period	1,133	998	845	712	614
Number of domestic company restaurants open at end of period	23	21	19	19	24
Number of domestic franchise restaurants open at end of period	1,004	901	767	652	569
Number of international franchise restaurants open at end of period	106	76	59	41	21
System-wide sales(2)	$1,087,434	$972,270	$821,248	$678.771	$549.904
Domestic restaurant AUV(3)	$1,100	$1,113	$1,126	$1,073	$974
Company-owned domestic AUV(3)	$1,712	$1,729	$1,646	$1,504	$1,206
Number of restaurants opened (during period)	147	159	142	102	74
Number of restaurants closed (during period)	12	6	9	4	6
Company-owned restaurants refranchised (during period)	(2)	—	—	5	—
EBITDA (4)	$39,656	$31,957	$22,004	$20,886	$17,916
Adjusted EBITDA (4)	$41,507	$35,576	$28,879	$24,378	$19,495
Same Store Sales Data(5):
System-wide domestic same store sales base (end of period)	904	779	667	589	527
System-wide domestic same store sales growth	2.6%	3.2%	7.9%	12.5%	9.9%

	As of
(in thousands)	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014	December 28, 2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,063	$3,750	$10,690	$9,723	$3,173
Working capital	(2,971)	(5,616)	7,050	276	(3,308)
Total assets	119,836	111,800	120,650	118,827	113,451
Total debt	133,750	151,250	95,500	93,721	102,500
Total shareholders’ deficit	(48,252)	(74,628)	(9,673)	(8,994)	(20,262)

(1)	See the definitions of key performance indicators under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Indicators.”

(2)
The percentage of system-wide sales attributable to company-owned restaurants was 3.4%, 3.5%, 3.8%, 4.3%, and 5.2% for the fiscal years ended December 30, 2017, December 31, 2016, December 26, 2015, December 27, 2014, and December 28, 2013, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.

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
By providing these non-GAAP financial measures, together with a reconciliation to the most comparable GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Items excluded from these non-GAAP measures are significant components in understanding and assessing financial performance. In addition, the instruments governing our indebtedness use EBITDA (with additional adjustments) to measure our compliance with covenants such as fixed charge coverage, lease adjusted leverage and debt incurrence. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as an alternative to or a substitute for, net income or other financial statement data presented in our consolidated financial statements as indicators of financial performance. Some of the limitations are:

•	such measures do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	such measures do not reflect changes in, or cash requirements for, our working capital needs;

•	such measures do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	such measures do not reflect our tax expense or the cash requirements to pay our taxes;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and such measures do not reflect any cash requirements for such replacements; and

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

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable U.S. GAAP financial performance measure, which is net income:

	Year ended
(in thousands)	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014	December 28, 2013
Net income	$27,304	$15,434	$10,106	$8,986	$7,530
Interest expense, net	5,131	4,396	3,477	3,684	2,863
Income tax expense	3,845	9,119	5,739	5,312	4,493
Depreciation and amortization	3,376	3,008	2,682	2,904	3,030
EBITDA	$39,656	$31,957	$22,004	$20,886	$17,916
Adjustments:
Management fees (a)	—	—	237	449	436
Management agreement termination fee (b)	—	—	3,297	—	—
Transaction costs (c)	—	2,388	2,186	2,169	395
Gains and losses on disposal of assets (d)	—	—	—	(86)	—
Stock-based compensation expense (e)	1,851	1,231	1,155	960	748
Adjusted EBITDA	$41,507	$35,576	$28,879	$24,378	$19,495

(a)	Includes management fees and other out-of-pocket expenses paid to Roark Capital Management, LLC.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6 - Selected Consolidated Financial Data” and with the audited consolidated financial statements and the related notes included in “Item 8 - Financial Statements and Supplementary Data.” The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. See Part I “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Item 1A - Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a 52 or 53 week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Fiscal year 2017 contains 52 weeks, and fiscal year 2016 contains 53 weeks.
Overview
Wingstop is a high-growth franchisor and operator of restaurants that offers cooked-to-order, hand-sauced and tossed chicken wings.
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
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of December 30, 2017, we had a total 1,133 restaurants across 42 states and nine countries in our system. Our restaurant base is 98% franchised, with 1,110 franchised locations (including 106 international locations) and 23 company-owned restaurants.
 We plan to grow our business by opening new franchised restaurants and increasing our same store sales, while leveraging our franchise model to create shareholder value.

•
Domestic restaurant count has increased 73% since the end of 2013. We believe our domestic unit potential is approximately 2,500 units. Further, we believe there is opportunity to expand our brand internationally to become a top 10 global brand.

•
We had 135 net unit openings in 2017 and ended the year with a domestic development pipeline of 450 total commitments to open new franchised restaurants with approximately 80% of our current domestic commitments from existing franchisees.

•
Domestic same store sales have increased for 14 consecutive years beginning in 2004, which includes 5-year cumulative domestic same stores sales growth of 36.1% since fiscal 2013. We anticipate further increases in domestic same store sales through improvements in brand awareness from national advertising, flavor innovation, increases in digital expansion, and the rollout of delivery.

•
We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating shareholder value through strong and consistent free cash flow and capital-efficient growth.

Highlights for Fiscal Year 2017:

•	System-wide restaurant count increased 13.5% over the prior year to a total of 1,133 worldwide locations, driven by 135 net unit openings;

•	Domestic same store sales increased 2.6% over the prior year;

•	Company-owned restaurant same store sales increased 1.6% over the prior year;

•	System-wide sales increased 11.8% over the prior year to $1.1 billion;

•	Total revenue increased 15.5% over the prior year to $105.6 million;

•	Net income increased 76.9% over the prior year to $27.3 million; and

•	Adjusted EBITDA increased 16.7% over the prior year to $41.5 million;

In August 2017, we initiated a regular quarterly dividend program, and paid a quarterly dividend of $0.07 per share of common stock in each of September and December 2017.
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

	Year Ended
	December 30, 2017	December 31, 2016
Domestic Franchised Activity:
Beginning of period	901	767
Openings	115	137
Closures	(10)	(3)
Acquired by Company	(2)	—
Restaurants end of period	1,004	901

Domestic Company-Owned Activity:
Beginning of period	21	19
Openings	—	2
Closures	—	—
Acquired from franchisees	2	—
Restaurants end of period	23	21

Total Domestic Restaurants	1,027	922

International Franchised Activity:
Beginning of period	76	59
Openings	32	20
Closures	(2)	(3)
Restaurants end of period	106	76

Total System-wide Restaurants	1,133	998
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
The following table sets forth our key performance indicators for the fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015 (in thousands, except unit data):

	Year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Number of system-wide restaurants at period end	1,133	998	845
System-wide sales	$1,087,434	$972,270	$821,248
Domestic restaurant AUV	$1,100	$1,113	$1,126
System-wide domestic same store sales growth	2.6%	3.2%	7.9%
Company-owned domestic same store sales growth	1.6%	5.4%	9.4%
Total revenue	$105,552	$91,359	$77,969
Net income	$27,304	$15,434	$10,106
Adjusted EBITDA	$41,507	$35,576	$28,879
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
Cost of sales. Cost of sales consists of direct food, beverage, paper goods, packaging, labor costs and other restaurant operating costs such as rent, restaurant maintenance costs and property insurance, at our company-owned restaurants. Additionally, a portion of vendor rebates attributable to system-wide volumes purchases are netted against cost of sales. The components of cost of sales are partially variable in nature and fluctuate with changes in sales volume, product mix, menu pricing and commodity costs.
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

Results of Operations
The following table presents the Consolidated Statement of Operations for the past three fiscal years expressed as a percentage of revenue.

	Fiscal Year
	December 30, 2017	December 31, 2016	December 26, 2015
Revenue:
Royalty revenue and franchise fees	64.9%	62.5%	59.9%
Company-owned restaurant sales	35.1%	37.5%	40.1%
Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	77.5%	73.8%	71.0%
Selling, general and administrative	35.2%	37.0%	42.8%
Depreciation and amortization	3.2%	3.3%	3.4%
Total costs and expenses	65.6%	68.0%	74.7%
Operating income	34.4%	32.0%	25.3%
Interest expense, net	4.9%	4.8%	4.5%
Other (income) expense, net	—%	0.3%	0.5%
Income before income taxes	29.5%	26.9%	20.3%
Income tax expense	3.6%	10.0%	7.4%
Net income	25.9%	16.9%	13.0%

(1) As a percentage of company-owned restaurant sales. Exclusive of depreciation and amortization, shown separately. The percentages reflected have been subject to rounding adjustments. Accordingly, figures expressed as percentages when aggregated may not be the arithmetic aggregation of the percentages that precede them.

Year ended December 30, 2017 compared to year ended December 31, 2016
The following table sets forth information comparing the components of net income in fiscal year 2017 and fiscal year 2016 (in thousands):

	Year ended		Increase / (Decrease)
	December 30, 2017	December 31, 2016	$	%
Revenue:
Royalty revenue and franchise fees	$68,483	$57,071	$11,412	20.0%
Company-owned restaurant sales	37,069	34,288	2,781	8.1%
Total revenue	105,552	91,359	14,193	15.5%
Costs and expenses:
Cost of sales (1)	28,745	25,308	3,437	13.6%
Selling, general and administrative	37,151	33,840	3,311	9.8%
Depreciation and amortization	3,376	3,008	368	12.2%
Total costs and expenses	69,272	62,156	7,116	11.4%
Operating income	36,280	29,203	7,077	24.2%
Interest expense, net	5,131	4,396	735	16.7%
Other expense, net	—	254	(254)	(100.0)%
Income before income tax expense	31,149	24,553	6,596	26.9%
Income tax expense	3,845	9,119	(5,274)	(57.8)%
Net income	$27,304	$15,434	$11,870	76.9%

(1) Exclusive of depreciation and amortization, shown separately.
Total revenue. Total revenue was $105.6 million in fiscal year 2017, an increase of $14.2 million, or 15.5%, compared to $91.4 million in the prior fiscal year.
Royalty revenue and franchise fees. Royalty revenue and franchise fees were $68.5 million in fiscal year 2017, an increase of $11.4 million, or 20.0%, compared to $57.1 million in the prior fiscal year. Royalty revenue increased by $6.4 million primarily due to 147 franchise restaurant openings and domestic same store sales growth of 2.6%, partially offset by revenue of approximately $0.9 million related to the 53rd week in 2016. Other revenue increased $4.8 million primarily due to an increase in vendor rebates, including a one-time payment, based on system-wide volumes purchased in the prior year, received in conjunction with a new vendor agreement that was executed during the first quarter of 2017. The funding from this agreement was primarily used to support our national advertising campaign.
Company-owned restaurant sales. Company-owned restaurant sales were $37.1 million in fiscal year 2017, an increase of $2.8 million, or 8.1%, compared to $34.3 million in the prior fiscal year. The increase is the result of the acquisition of two company-owned restaurants from a franchisee in the third quarter of 2017 and company-owned domestic same store sales growth of 1.6%, driven by an increase in transactions, partially offset by revenue of approximately $0.6 million related to the 53rd week in 2016.
Cost of sales. Cost of sales was $28.7 million in fiscal year 2017, an increase of $3.4 million, or 13.6%, compared to $25.3 million in the prior fiscal year. Cost of sales as a percentage of company-owned restaurant sales was 77.5% in fiscal year 2017 compared to 73.8% in the prior fiscal year.

The table below presents the major components of Cost of sales (in thousands):

	Year ended	As a % of company-owned restaurant sales	Year ended	As a % of company-owned restaurant sales
	December 30, 2017		December 31, 2016
Cost of sales:
Food, beverage and packaging costs	14,810	40.0%	12,827	37.4%
Labor costs	8,878	23.9%	7,680	22.4%
Other restaurant operating expenses	6,004	16.2%	5,760	16.8%
Vendor rebates	(947)	(2.6)%	(959)	(2.8)%
Total cost of sales	$28,745	77.5%	$25,308	73.8%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 40.0% in fiscal year 2017 compared to 37.4% in the prior fiscal year. The increase is primarily due to an 18.0% increase in commodities rates for bone-in chicken wings compared to the prior fiscal year.
Labor costs as a percentage of company-owned restaurant sales were 23.9% in fiscal year 2017 compared to 22.4% in the prior fiscal year. The increase as a percentage of company-owned restaurant sales is primarily due to investments in roster sizes and staffing we made in the third and fourth quarters of fiscal year 2016 to support the continued sales growth in our company-owned restaurants.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 16.2% in fiscal year 2017 compared to 16.8% in the prior fiscal year. The decrease as a percentage of company-owned restaurant sales is primarily due to a decrease in repairs and maintenance expenses, as well as a decrease in pre-opening expenses associated with the opening of two company-owned restaurants in the prior fiscal year.

Selling, general and administrative. SG&A expense was $37.2 million in fiscal year 2017, an increase of $3.3 million, or 9.8%, compared to $33.8 million in the prior fiscal year. The increase in SG&A expense is primarily due to an increase in voluntary contributions of $3.2 million made to the advertising fund, including a one-time payment made in conjunction with a new vendor agreement executed during the first quarter of 2017, which provided support for the Company’s national advertising campaign. SG&A expense also increased due to planned headcount additions and an increase in stock based compensation and travel expenses. These increases are partially offset by a decrease in nonrecurring expenses of $2.2 million related to the refinancing of our credit agreement and expenses related to the special dividend, which occurred in the prior fiscal year, as well as a decrease in incremental costs of approximately $0.6 million related to the 53rd week in 2016.
Depreciation and amortization. Depreciation and amortization was $3.4 million in fiscal year 2017, an increase of $0.4 million, or 12.2%, compared to $3.0 million in the prior fiscal year. The increase in depreciation is primarily due to the capital expenditures during the period, including the acquisition of two company-owned locations.
Interest expense, net. Interest expense was $5.1 million in fiscal year 2017, an increase of $0.7 million, or 16.7%, from $4.4 million in the prior fiscal year. The increase is primarily due to an increase in the principal amount of indebtedness we had outstanding and the applicable interest rate related to the refinancing of our credit agreement in June 2016.
Income tax expense. Income tax expense was $3.8 million in fiscal year 2017, yielding an effective tax rate of 12.3%, compared to an effective tax rate of 37.1% in the prior fiscal year. The income tax provision for fiscal year 2017 included a benefit of approximately $5.5 million, primarily associated with the revaluation of deferred tax liabilities as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Additionally, tax benefits of $2.5 million were realized in fiscal year 2017 resulting from the recognition of excess tax benefits from share-based compensation in income tax expense rather than paid-in capital as a result of the adoption of a new accounting standard.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (in thousands):

	Year Ended		Increase / (Decrease)
	December 30, 2017	December 31, 2016	$	%
Revenue:
Franchise segment	$68,483	$57,071	$11,412	20.0%
Company segment	37,069	34,288	2,781	8.1%
Total segment revenue	$105,552	$91,359	$14,193	15.5%

Segment Profit:
Franchise segment	$31,637	$25,850	$5,787	22.4%
Company segment	4,643	5,526	(883)	(16.0)%
Total segment profit	$36,280	$31,376	$4,904	15.6%

Franchise segment. Franchise segment revenue was $68.5 million in fiscal year 2017, an increase of $11.4 million, or 20.0%, from $57.1 million in the prior fiscal year. Royalty revenue increased by $6.4 million primarily due to 147 franchise restaurant openings and domestic same store sales growth of 2.6% during the current fiscal year, partially offset by revenue of approximately $0.9 million related to the 53rd week in 2016. Other revenue increased $4.8 million primarily due to an increase in vendor rebates, including a one-time payment, based on system-wide volumes purchased in the prior year, received under a new vendor agreement executed during the first quarter of 2017.

Franchise segment profit was $31.6 million in fiscal year 2017, an increase of $5.8 million, or 22.4%, from $25.9 million in the prior fiscal year primarily due to the growth in revenue.

Company Segment. Company-owned restaurant sales were $37.1 million in fiscal year 2017, an increase of $2.8 million, or 8.1%, compared to $34.3 million in the prior fiscal year. The increase is primarily due to the opening of two company-owned restaurants during the third quarter of the current fiscal year and company-owned domestic same store sales growth of 1.6%, driven by an increase in transactions, partially offset by revenue of approximately $0.6 million related to the 53rd week in 2016.

Company segment profit was $4.6 million in fiscal year 2017, a decrease of $0.9 million, or 16.0%, compared to $5.5 million in the prior fiscal year. The decrease is primarily due to an 18.0% increase in commodities rates for bone-in chicken wings and investments in roster sizes and staffing to support the continued sales growth in our company-owned restaurants. The decrease is partially offset by the company-owned comparable same store sales increase of 1.6%, as well as a decrease in repairs and maintenance and pre-opening expenses.

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
Company-owned restaurant sales. Company-owned restaurant sales were $34.3 million in fiscal year 2016, an increase of $3.0 million, or 9.6%, compared to $31.3 million in the prior fiscal year. The increase is the result of company-owned domestic same store sales growth of 5.4%, resulting primarily from an increase in transaction counts, the addition of two company-owned restaurants during 2016, and approximately $0.6 million of additional revenue from the 53rd week.
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
Interest expense, net. Interest expense was $4.4 million in fiscal year 2016, an increase of $0.9 million, or 26.4%, from $3.5 million in the prior fiscal year. The increase is primarily due to an increase in the principal amount of indebtedness we had outstanding and the applicable interest rate related to the refinancing of our credit agreement in June 2016.
Income tax expense. Income tax expense was $9.1 million in fiscal year 2016, yielding an effective tax rate of 37.1%, compared to an effective tax rate of 36.2% in the prior fiscal year. The increase in the rate is largely driven by an increase in the effective state rate, driven by a shift in state apportionment rates and total revenue mix.

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

Company Segment. Company-owned restaurant sales were $34.3 million in fiscal year 2016, an increase of $3.0 million, or 9.6%, compared to $31.3 million in the prior fiscal year. The increase is primarily due to company-owned domestic same store sales growth of 5.4%, resulting primarily from an increase in transaction counts, the opening of two company-owned restaurants during the current fiscal year, as well as approximately $0.6 million of additional revenue from the 53rd week.

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
Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and proceeds from the incurrence of debt. Our primary requirements for liquidity and capital are working capital and general corporate needs. Historically, we have operated with minimal positive working capital or with negative working capital. We believe that our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy.
The following table shows summary cash flows information for the fiscal years 2017, 2016 and 2015 (in thousands):

	Year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Net cash provided by (used in):
Operating activities	27,049	23,329	13,860
Investing activities	(6,484)	(2,056)	(1,915)
Financing activities	(20,252)	(28,213)	(10,978)
Net change in cash and cash equivalents	$313	$(6,940)	$967

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
Net cash provided by operating activities was $27.0 million in fiscal year 2017, an increase of $3.7 million, from $23.3 million in fiscal year 2016. The increase was primarily due to an increase in net income, offset by timing of changes in working capital.
Net cash provided by operating activities was $23.3 million in fiscal year 2016, an increase of $9.5 million, from $13.9 million in fiscal year 2015 primarily due to increased net income over the prior year, and the timing of changes in working capital.
Investing activities. Our net cash used in investing activities was $6.5 million in fiscal year 2017, an increase of $4.4 million, from $2.1 million in fiscal year 2016. The increase was due to cash paid for the acquisition of two restaurants from a franchisee during the third quarter 2017, as well as an increase in capital expenditures over the prior year.
Net cash used in investing activities was $2.1 million in fiscal year 2016, an increase of $0.1 million, from $1.9 million in fiscal year 2015. The increase in the use of cash was due to an increase in capital expenditures over the comparable period primarily driven by opening two corporate restaurants.
Financing activities. Our net cash used in financing activities was $20.3 million in fiscal year 2017, a decrease of $8.0 million, from $28.2 million in fiscal year 2016. In fiscal year 2016, we paid a special dividend of $83.3 million in connection with the refinancing of our credit agreement, which was funded by net borrowings of $55.8 million. In fiscal year 2017, we paid regular dividends of $4.1 million and net payments of $17.5 million on our long-term debt.
 Our net cash used in financing activities was $28.2 million in fiscal year 2016, an increase of $17.2 million, from $11.0 million in fiscal year 2015. The increase was due to increased special cash dividend payments to stockholders of $35.3 million over the prior year amount paid. This was partially offset by an increase in net borrowings of $54.0 million in 2016, compared to $34.7 million in net proceeds from the sale of common stock in our IPO in 2015.
Senior secured credit facilities. In June 2016, the Company entered into a $180.0 million new senior secured credit facility (the “2016 Facility”), which replaced the Company’s second amended and restated credit facility dated March 18, 2015 (the “2015 Facility”). The aggregate 2016 Facility size was $180.0 million, and was comprised of a $70.0 million term loan and a $110.0 million revolving credit facility. We used the proceeds from the 2016 Facility and cash on hand to refinance $85.5 million of indebtedness under the 2015 Facility and to pay a special dividend of $83.3 million to our stockholders. Borrowings under the 2016 Facility bore interest, payable quarterly, at the base rate plus a margin (1.00% to 2.00%, dependent on our reported leverage ratio) or LIBOR plus a margin (2.00% to 3.00%, dependent on our reported leverage ratio), at the Company’s discretion. The 2016 Facility had a maturity date of June 2021.
We made payments of $21.0 million and borrowings of $3.5 million on the 2016 Facility in 2017. As of December 30, 2017, we were in compliance with all of the financial and non-financial covenants under the 2016 Facility, including the fixed charge coverage and leverage requirements.
On January 30, 2018, we entered into an amended $250 million senior secured credit facility (the “2018 Facility”), which replaced the 2016 Facility. The 2018 Facility consists of a term loan facility in the aggregate amount of $100 million and a revolving credit facility up to an aggregate amount of $150 million. The 2018 Facility has a five year term and matures on January 30, 2023.
In connection with the entry into the 2018 Facility, we utilized approximately $230 million of proceeds from the 2018 Facility to refinance approximately $134 million of indebtedness under the 2016 Facility and to pay a special cash dividend of approximately $95 million to our stockholders.
The 2018 Facility bears interest, at our option, at either the prime rate plus an applicable margin ranging from 0.75% to 1.75% or at an adjusted LIBOR rate plus an applicable margin ranging from 1.75% to 2.75%, in each case based on our lease adjusted leverage ratio. Failure to comply with these covenants in the future could cause an acceleration of outstanding amounts under the term loan and revolver and restrict us from borrowing under the revolving credit facility to fund our liquidity requirements.
The 2018 Facility is secured by a first-priority security interest in substantially all of our assets. Obligations under the 2018 Facility are guaranteed by the Company and its subsidiaries. The 2018 Facility also requires compliance with certain financial and non-financial covenants, including a specified lease adjusted leverage ratio and a specified fixed charge coverage ratio.

Dividends. In August 2017, we announced that our board of directors authorized a regular dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. A dividend of $0.07 was announced during each of the second and third quarters of 2017, which was paid on September 18, 2017 and December 19, 2017, respectively.

On February 22, 2018, our Board of Directors declared a quarterly dividend of $0.07 per common share payable on March 23, 2018 to stockholders of record at the close of business on March 9, 2018. In addition, in July 2016 and February 2018, we paid special cash dividends of $2.90 per share and $3.17 per share, respectively, in connection with refinancings of our credit facilities.

We do not currently expect the restrictions in the 2018 Facility to impact our ability to make regularly quarterly dividends pursuant to our quarterly dividend program. However, any future declarations of dividends, as well as the amount and timing of such dividends, is subject to capital availability and the discretion of our board of directors, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders.
Contractual Obligations
The following table sets forth our contractual obligations and commercial commitments as of December 30, 2017 (in thousands):

	Payments due by period
	Fiscal year 2018	Fiscal years 2019-2020	Fiscal years 2021-2022	Thereafter
Senior credit facility	$3,500	$6,125	$124,125	$—
Operating leases (a)	1,783	2,997	2,508	4,037
Interest payments	4,926	8,309	2,293	—
Total	$10,209	$17,431	$128,926	$4,037
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
Off-Balance Sheet Arrangements
At December 30, 2017, we did not have any off-balance sheet arrangements, except for leases.
Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting policies and estimates are more fully described in Note 1 to our consolidated financial statements. However, we believe the accounting policies described below are particularly important to the portrayal and understanding of our financial position and results of operations.
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
Our revenue recognition policies will be impacted by new guidance for revenue recognition beginning in fiscal year 2018. See “Recently Issued Accounting Standards” in Note 1 to our consolidated financial statements for further discussion.
Advertising Expenses
WRI administers the Wingstop Restaurants Advertising Fund (“Ad Fund”), for which WRI collects a percentage of gross sales from Wingstop restaurant franchisees and WRI-owned restaurants to be used for various forms of advertising for the Wingstop brand.
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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for bone-in chicken wings so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 31.4% and 29.1% of our company-owned restaurant costs of sales in fiscal years 2017 and 2016. A hypothetical

10.0% increase in the bone-in chicken wing costs in fiscal year 2017 would have increased costs of sales by approximately $0.9 million during the year. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under our senior secured credit facility, which bear interest at variable rates. At December 30, 2017, we had $133.8 million outstanding under our credit facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. A hypothetical 1.0% percentage point increase or decrease in the interest rate associated with our credit facilities would have resulted in a $1.3 million impact on interest expense for the year ended December 30, 2017.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2017 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Management’s Report on Internal Control Over Financial Reporting
The management of Wingstop Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 30, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of December 30, 2017, our internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 30, 2017.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Wingstop Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited Wingstop Inc. and Subsidiaries’ internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, (the COSO criteria). In our opinion, Wingstop Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 30, 2017 and December 31, 2016, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three fiscal years in the period ended December 30, 2017, and the related notes and our report dated February 23, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ ERNST & YOUNG LLP

Dallas, Texas
February 23, 2018

Item 9B. Other Information

Amendments to Code of Business Conduct and Ethics

On February 21, 2018, our board of directors, acting upon the recommendation of our nominating and corporate governance committee, approved amendments to our Code of Business Conduct and Ethics to, among other things:

•	remove references to Roark Capital Management and its affiliates; and

•	clarify and modernize the provisions of the Code of Business Conduct and Ethics.

The updated Code of Business Conduct and Ethics is available on the investor relations section of our website, ir.wingstop.com. The amendments to the Code of Business Conduct and Ethics did not result in the waiver of any provision thereof.

Amendments to Amended and Restated Bylaws

On February 21, 2018, our board of directors, acting upon the recommendation of our nominating and corporate governance committee, amended and restated our Amended and Restated Bylaws to, among other things:

•
revise the advance notice provisions of the Amended and Restated Bylaws to require stockholders to provide additional information to the Company when proposing business for an annual meeting or nominating a director for election to our board of directors, including information concerning:

◦	whether the proposing stockholder or its associated persons is a party to any material ongoing or pending legal proceedings with the Company;

◦	whether the proposing stockholder or its associated persons have any direct or indirect material interest in any material contract or agreement of the Company or its principal competitors;

◦	with respect to a stockholder nominee for election to our board of directors, whether such nominee:

▪	is a party to any voting commitments or arrangements related to his or her service as a director;

▪	is a party to any compensatory arrangements with the stockholder (or its associated persons) nominating such person for election to our board of directors; and

•	remove references to Roark Capital Management and its affiliates; and

•	clarify and modernize the provisions of the Amended and Restated Bylaws.

The foregoing description of the Amended and Restated Bylaws, as amended and restated, is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, as amended and restated, a copy of which is filed as Exhibit 3.2 hereto.

Adoption of 2018 Bonus Plan

On February 21, 2018, our compensation committee adopted the Wingstop 2018 Bonus Plan (the “2018 Bonus Plan”), which provides for the payment of annual cash bonuses to certain eligible employees, including our named executive officers, up to a specified percentage of such eligible employee’s annual base salary. The purpose of the 2018 Bonus Plan is to advance our interests and the interests of our stockholders by (i) providing certain employees, including our named executive officers, with incentive compensation that is tied to the achievement of pre-established, objective performance goals, (ii) identifying and rewarding superior performance and providing competitive compensation to attract, motivate and retain employees who have outstanding skills and abilities, and who achieve superior performance, and (iii) fostering accountability and teamwork throughout Wingstop. The compensation committee administers the 2018 Bonus Plan.

Pursuant to the 2018 Bonus Plan, each of our named executive officers is eligible to earn a target bonus ranging from 50% of base salary, for certain senior executives, to 100% of base salary, for our Chief Executive Officer. The actual amount of the bonus payable under the 2018 Bonus Plan ranges from 0% to 150% of the target bonus amount based on the achievement of certain Adjusted EBITDA target goals more fully set forth in the 2018 Bonus Plan.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, executive officers, audit committee and our audit committee financial expert required by this Item 10 will be included in our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information regarding executive compensation required by this Item 11 will be included in our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, including the disclosures required by Item 201(d) of Regulation S-K, required by this Item 12 will be included in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence required by this Item 13 will be included in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Ernst & Young LLP. Information regarding principal accountant fees and services required by this Item 14 will be included in our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)Financial Statements
Refer to Index to Financial Statements appearing on page F-1.
(b)Financial Statement Schedules
No financial statement schedules are provided because the information called for is not required or is shown in the financial statements or the notes thereto.
(c)Exhibits
The exhibits listed below are filed or incorporated by reference as a part of this report.

Index to exhibits

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Wingstop Inc. filed as exhibit 3.1 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

3.2*	Amended and Restated Bylaws of Wingstop Inc. filed herewith
4.1
Form of Stock Certificate for Common Stock filed as exhibit 4.1 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.1
Credit Agreement dated January 30, 2018, by and among Wingstop, Inc., as borrower and guarantor, Wells Fargo Bank, National Association, as administrative agent and issuing lender, and Wells Fargo Securities, LLC, Citizens Bank, National Association, and Fifth Third Bank as joint lead arrangers and joint book runners filed as exhibit 10.1 to the Current Report on Form 8-K of the Company on January 30, 2018 and incorporated herein by reference

10.2
Credit Agreement dated June 30, 2016, by and among Wingstop, Inc., as borrower and guarantor, Wells Fargo Bank, National Association, as administrative agent and issuing lender, and Wells Fargo Securities, LLC and Citizens Bank, National Association as joint lead arrangers and joint book runners filed as Exhibit 10.1 to the Current Report of the Company on Form 8-K on June 30, 2016 and incorporated herein by reference

10.3†
Wing Stop Holding Corporation 2010 Stock Option Plan filed as exhibit 10.2 to the Registration Statement of the Company on Form S-8 (Registration No. 333-00966) on June 22, 2015 and incorporated herein by reference

10.4†
Form of Option Award Agreement for Wing Stop Holding Corporation 2010 Stock Option Plan (Form 1) filed as exhibit 10.8 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.5†
Form of Option Award Agreement for Wing Stop Holding Corporation 2010 Stock Option Plan (Form 2) filed as exhibit 10.9 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.6†
Form of Option Award Agreement for Wing Stop Holding Corporation 2010 Stock Option Plan (Form 3) filed as exhibit 10.10 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.7†
Form of Option Award Agreement for Wing Stop Holding Corporation 2010 Stock Option Plan (Form 4) filed as exhibit 10.11 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.8†
Employment Agreement, dated December 22, 2016, by and between Wingstop Restaurants Inc. and Charles Morrison filed as exhibit 10.1 to the Current Report on Form 8-K of the Company on December 23, 2016 and incorporated herein by reference

10.9†
Employment Agreement, effective as of August 2, 2017, among Wingstop Restaurants Inc. and Michael Skipworth filed as exhibit 10.1 to the Form 10-Q of the Company for the quarter ended September 30, 2017 on November 3, 2017 and incorporated herein by reference

10.10*†	Employment Agreement, dated January 11, 2018, among Wingstop Restaurants Inc. and Lawrence Kruguer filed herewith

10.11†
Form of Change in Control Bonus Award Agreement filed as exhibit 10.15 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.12†	Form of Indemnification Agreement filed as exhibit 10.16 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference
10.13†
Wingstop Inc. 2015 Omnibus Incentive Compensation Plan filed as exhibit 10.18 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.14†
Amendment One to Wingstop Inc. 2015 Omnibus Incentive Compensation Plan filed as exhibit 10.1 to the Form 10-Q of the Company for the quarter ended June 27, 2015 on August 7, 2015 and incorporated herein by reference

10.15†
Amendment Two to the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, effective as of August 3, 2017 filed as exhibit 10.2 to the Form 10-Q of the Company for the quarter ended September 30, 2017 on November 3, 2017 and incorporated herein by reference

10.16†
Form of Option Award Agreement for Wingstop Inc. 2015 Omnibus Incentive Compensation Plan filed as exhibit 10.2 to the Form 10-Q of the Company for the quarter ended June 27, 2015 on August 7, 2015 and incorporated herein by reference

10.17†
Form of Performance-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan filed as exhibit 10.1 to the Current Report on Form 8-K of the Company on February 1, 2017 and incorporated by reference herein

10.18†
Form of Service-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan as exhibit 10.2 to the Current Report on Form 8-K of the Company on February 1, 2017 and incorporated by reference herein

10.19†
Form of Restricted Stock Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan as exhibit 10.3 to the Current Report on Form 8-K of the Company on February 1, 2017 and incorporated by reference herein

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

* Filed herewith.
† Indicates management agreement.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wingstop Inc.
/s/ Charles R. Morrison
Charles R. Morrison
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Charles R. Morrison		February 23, 2018
Charles R. Morrison	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ Michael J. Skipworth		February 23, 2018
Michael J. Skipworth	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Lynn Crump-Caine		February 23, 2018
Lynn Crump-Caine	Lead Independent Director
/s/ David L. Goebel		February 23, 2018
David L. Goebel	Director
/s/ Michael J. Hislop		February 23, 2018
Michael J. Hislop	Director
/s/ Kilandigalu M. Madati		February 23, 2018
Kilandigalu M. Madati	Director
/s/ Wesley S. McDonald		February 23, 2018
Wesley S. McDonald	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Wingstop Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wingstop Inc. and Subsidiaries (the Company) as of December 30, 2017 and December 31, 2016, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three fiscal years in the period ended December 30, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 30, 2017 and December 31, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2012.
Dallas, Texas
February 23, 2018

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value data)

	December 30, 2017	December 31, 2016

Assets
Current assets
Cash and cash equivalents	$4,063	$3,750
Accounts receivable, net	4,567	3,199
Prepaid expenses and other current assets	4,334	1,634
Advertising fund assets, restricted	2,944	2,533
Total current assets	15,908	11,116
Property and equipment, net	5,826	4,999
Goodwill	46,557	45,128
Trademarks	32,700	32,700
Customer relationships, net	15,567	16,914
Other non-current assets	3,278	943
Total assets	$119,836	$111,800
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$1,752	$1,458
Other current liabilities	10,683	9,241
Current portion of debt	3,500	3,500
Advertising fund liabilities, restricted	2,944	2,533
Total current liabilities	18,879	16,732
Long-term debt, net	129,841	147,217
Deferred revenues, net of current	8,427	7,868
Deferred income tax liabilities, net	8,799	12,304
Other non-current liabilities	2,142	2,307
Total liabilities	168,088	186,428
Commitments and contingencies (see note 11)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,092,669 and 28,747,392 shares issued and outstanding as of December 30, 2017 and December 31, 2016, respectively	291	287
Additional paid-in-capital	262	1,194
Accumulated deficit	(48,805)	(76,109)
Total stockholders' deficit	(48,252)	(74,628)
Total liabilities and stockholders' deficit	$119,836	$111,800

See accompanying notes to consolidated financial statements

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015

Revenue:
Royalty revenue and franchise fees	$68,483	$57,071	$46,688
Company-owned restaurant sales	37,069	34,288	31,281
Total revenue	105,552	91,359	77,969
Costs and expenses:
Cost of sales (1)	28,745	25,308	22,219
Selling, general and administrative	37,151	33,840	33,350
Depreciation and amortization	3,376	3,008	2,682
Total costs and expenses	69,272	62,156	58,251
Operating income	36,280	29,203	19,718
Interest expense, net	5,131	4,396	3,477
Other expense, net	—	254	396
Income before income tax expense	31,149	24,553	15,845
Income tax expense	3,845	9,119	5,739
Net income	$27,304	$15,434	$10,106

Earnings per share
Basic	$0.94	$0.54	$0.37
Diluted	$0.93	$0.53	$0.36

Weighted average shares outstanding
Basic	29,025	28,637	27,497
Diluted	29,424	28,983	27,816

Dividends per share	$0.14	$2.90	$1.83

(1) exclusive of depreciation and amortization, shown separately
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 27, 2014	26,101,755	$261	$2,313	$(11,568)	$(8,994)
Net income	—	—	—	10,106	10,106
Issuance of common stock in connection with the IPO, net of transaction expenses	2,150,000	21	34,967	—	34,988
Exercise of stock options	329,427	4	474	—	478
Stock-based compensation expense	—	—	1,155	—	1,155
Excess tax benefit of stock-based compensation	—	—	593	—	593
Dividends paid	—	—	(2,632)	(45,367)	(47,999)
Balance at December 26, 2015	28,581,182	286	36,870	(46,829)	(9,673)
Net income	—	—	—	15,434	15,434
Exercise of stock options	166,210	1	484	—	485
Stock-based compensation expense	—	—	1,231	—	1,231
Excess tax benefit of stock-based compensation	—	—	1,163	—	1,163
Dividends paid	—	—	(38,554)	(44,714)	(83,268)
Balance at December 31, 2016	28,747,392	287	1,194	(76,109)	(74,628)
Net income	—	—	—	27,304	27,304
Issuance of common stock, net	19,168	1	(1)	—	—
Exercise of stock options	326,109	3	1,315	—	1,318
Stock-based compensation expense	—	—	1,851	—	1,851
Dividends paid	—	—	(4,097)	—	(4,097)
Balance at December 30, 2017	29,092,669	$291	$262	$(48,805)	$(48,252)

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015

Operating activities
Net income	$27,304	$15,434	$10,106
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,376	3,008	2,682
Deferred income taxes	(3,505)	(714)	(1,046)
Stock-based compensation expense	1,851	1,231	1,155
Amortization of debt issuance costs	292	437	330
Changes in operating assets and liabilities:
Accounts receivable	(1,368)	205	(1,004)
Prepaid expenses and other assets	(503)	(171)	(196)
Accounts payable and other current liabilities	(876)	3,648	1,169
Deferred revenue	645	48	450
Other non-current liabilities	(167)	203	214
Cash provided by operating activities	27,049	23,329	13,860

Investing activities
Purchases of property and equipment	(2,535)	(2,056)	(1,915)
Acquisition of restaurants from franchisees	(3,949)	—	—
Cash used in investing activities	(6,484)	(2,056)	(1,915)

Financing activities
Proceeds from issuance of common stock, net of expenses	—	—	34,988
Proceeds from exercise of stock options	1,318	485	478
Borrowings of long-term debt	3,500	165,000	40,000
Repayments of long-term debt	(21,000)	(109,250)	(38,218)
Payment of deferred financing costs	—	(1,180)	(227)
Dividends paid	(4,070)	(83,268)	(47,999)
Cash used in financing activities	(20,252)	(28,213)	(10,978)

Net change in cash and cash equivalents	313	(6,940)	967
Cash and cash equivalents at beginning of period	3,750	10,690	9,723
Cash and cash equivalents at end of period	$4,063	$3,750	$10,690

Supplemental information:
Cash paid for interest	$4,842	$4,775	$3,409
Cash paid for taxes	$10,096	$7,230	$5,362
See accompanying notes to consolidated financial statements.

(1)    Basis of Presentation and Summary of Significant Accounting Policies
Overview
Wingstop Inc. was incorporated in Delaware on March 18, 2015 (“Wingstop” or the “Company”). Wing Stop Holding Corporation was merged with and into Wingstop Inc. pursuant to the reorganization that occurred on May 18, 2015 as described below. Wing Stop Holding Corporation was originally formed on March 16, 2010 to purchase 100% of the equity interests of Wingstop Holdings, Inc. (“WHI”). WHI owns 100% of the common stock of Wingstop Restaurants Inc. (“WRI”). Wingstop, through its primary operating subsidiary, WRI, collectively referred to as the “Company”, is in the business of franchising and operating Wingstop restaurants. As of December 30, 2017, 1,004 franchised restaurants were in operation domestically and 106 international franchised restaurants were in operation across eight countries. As of December 30, 2017, WRI owned and operated 23 restaurants.
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
(b)    Fiscal Year End
The Company uses a 52/53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2017 and 2015 each consisted of 52 weeks, and fiscal year 2016 consisted of 53 weeks.
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
(j)    Goodwill and Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of goodwill and trademarks, which are not subject to amortization. On an annual basis (October 1st of the fiscal year) and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, the Company reviews the recoverability of goodwill and indefinite-lived intangible assets. No indications of impairment were identified during fiscal years 2017, 2016 or 2015.
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
(l)    Consideration from Vendors
The Company has entered into food and beverage supply agreements with certain major vendors. Pursuant to the terms of these arrangements, rebates are provided to the Company from the vendors based upon the dollar volume of purchases for company-operated restaurants and franchised restaurants. Additionally, the Company receives certain incentives from vendors to sponsor its annual franchisee convention. These incentives are recognized as earned throughout the year and are classified as a reduction in Cost of sales with any consideration received in excess of the total expense of the vendor’s products included within Royalty revenue and franchise fees within the Consolidated Statements of Operations. The incentives recognized were approximately $11.2 million, $6.5 million and $4.8 million, during fiscal years 2017, 2016 and 2015, respectively, of which $0.9 million, $1.0 million and $0.7 million was classified as a reduction in Cost of sales during fiscal years 2017, 2016 and 2015, respectively.
(m)    Advertising Expenses
WRI administers the Wingstop Restaurants Advertising Fund (“Ad Fund”), for which WRI collects a percentage of gross sales from Wingstop restaurant franchisees and WRI-owned restaurants to be used for various forms of advertising for the Wingstop brand. Beginning in fiscal year 2017, in conjunction with the launch of national advertising, the advertising fund contribution collected from Wingstop restaurant franchisees and WRI-owned restaurants increased from 2% to 3% of gross sales. This change is not an increase to the existing 4% of the restaurants’ gross sales that has historically been required to be spent on advertising according to our franchise agreement, but rather a reallocation of the types of advertising on which the 4% advertising fee will be spent.
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

WRI made discretionary contributions to the advertising fund for the purpose of supplementing the national advertising campaign of $5.6 million, $2.4 million, and $2.3 million during fiscal years 2017, 2016 and 2015, respectively, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Company operated restaurants incurred advertising expenses of $1.5 million in fiscal years 2017 and 2016, and $1.4 million in fiscal year 2015, which are included in cost of sales in the Consolidated Statements of Operations and include the company-operated restaurants’ advertising fund contributions that are equal to 3% of gross sales for each respective year.
In addition to the above, the Company incurred advertising expenses related to franchise sales of $0.1 million for fiscal years 2017 and 2016, and $0.2 million for fiscal year 2015, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
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
Franchise segment
The Franchise segment consists of our domestic and international franchise restaurants, which represent the majority of our system-wide restaurants. As of December 30, 2017, the franchise operations segment consisted of 1,110 restaurants operated by Wingstop franchisees in the United States and eight countries outside of the United States as compared to 977 franchised restaurants in operation as of December 31, 2016. Franchise operations revenue consists primarily of franchise royalty revenue, sales of franchise and development fees and international territory fees. Additionally, vendor rebates received for system-wide volume purchases in excess of the total expense of the vendor’s products are recognized as revenue of franchise operations.

Company Segment
As of December 30, 2017, the Company segment consisted of 23 company-owned restaurants, located in the United States, as compared to 21 company-owned restaurants as of December 31, 2016. Company restaurant sales are for food and beverage sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.
Certain corporate related items are not allocated to the reportable segments and consist primarily of expenses associated with the Company’s initial public offering and management fees. The Company allocates selling, general and administrative expenses based on the relative support provided to each reportable segment.
(r)    Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services.

The new guidance is effective for the Company in fiscal year 2018. The Company will adopt this new guidance in fiscal year 2018 using the full retrospective transition method, which will result in restating each prior reporting period presented, fiscal years 2017 and 2016, in the year of adoption. Additionally, a cumulative effect adjustment will be recorded to the opening balance of accumulated deficit as of the first day of fiscal year 2016, the earliest period presented, which we expect to be $5.1 million.

The expected impact of the new guidance is summarized below. In addition to these expected impacts to our financial results, the Company continues to evaluate the impact the adoption of this new guidance will have on financial statement disclosures, in addition to evaluating business processes and internal controls related to revenue recognition to assist in the ongoing application of the new guidance.

Franchise Fees
The adoption of the new guidance will change the timing of recognition of initial franchise fees, development fees, territory fees for our international business, and renewal and transfer fees. Currently, these fees are generally recognized upfront upon either opening of the respective restaurant, when a renewal agreement becomes effective, or upon transfer of a franchise agreement. The new guidance will generally require these fees to be recognized over the term of the related franchise license for the respective restaurant, which will result in an impact to revenue recognized for initial franchise fees and renewal fees. The new guidance will not change the recognition of royalty income.

Advertising
The adoption of the new guidance will change the reporting of advertising fund contributions from franchisees and the related advertising fund expenditures, which are not currently included in the consolidated statements of operations. The new guidance requires these advertising fund contributions and expenditures to be reported on a gross basis in the consolidated statements of operations, which will have an impact to our total revenues and expenses. However, we expect such advertising fund contributions and expenditures will be largely offsetting and therefore do not expect a significant impact on our reported net income. Additionally, advertising costs that have been incurred by the Company outside of the advertising funds have historically been included within general and administrative expenses, net, but will be included within advertising expenses in the consolidated statements of operations. Advertising expenses incurred by company-owned restaurants will continue to be included within cost of sales in the consolidated statements of operations.

The table below presents the expected effects upon adoption these changes would have had on the Company’s financial statements in 2017 and 2016 (amounts in thousands, except per share data):

	Fiscal Year 2017			Fiscal Year 2016
	As reported	Effects of Adoption	Upon Adoption	As reported	Effects of Adoption	Upon Adoption
Royalty revenue and franchise fees	$68,483	$(2,407)	$66,076	$57,071	$(2,596)	$54,475
Advertising fees and related income	—	30,174	30,174	—	14,561	14,561

Advertising expenses	—	32,427	32,427	—	13,849	13,849
Selling, general and administrative	37,151	(2,253)	34,898	33,840	712	34,552

Net income	$27,304	$(3,364)	$23,940	$15,434	$(1,665)	$13,769

Basic EPS	$0.94	$(0.12)	$0.82	$0.54	$(0.06)	$0.48
Diluted EPS	$0.93	$(0.11)	$0.82	$0.53	$(0.06)	$0.47
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which was issued to simplify accounting for several aspects of share-based payment transactions, including the income tax impact, classification on the statement of cash flows and forfeitures. The Company adopted this new standard on January 1, 2017. As a result, the recognition of excess tax benefits are reflected in our provision for income taxes in the Consolidated Statements of Operations rather than Stockholders’ deficit in the Consolidated Balance Sheet for all periods after fiscal year 2016. This provision was required to be applied prospectively. For the fiscal year ended December 30, 2017, we recognized $2.5 million of excess tax benefits in income tax expense in the Consolidated Statements of Operations.
Excess tax benefits are included in cash flows from operating activities rather than cash flows from financing activities in the Consolidated Statement of Cash Flows. We elected to apply this change in presentation retrospectively, and thus, prior periods have been adjusted, resulting in an increase to cash provided by operating activities and cash used in financing activities of $1.2 million and $0.8 million for the fiscal years ended December 31, 2016 and December 26, 2015, respectively. This new standard allows entities to make an accounting policy election to either estimate the number of equity awards that are expected to vest, as previously required, or account for forfeitures when they occur. We have elected to recognize forfeitures in the period they occur. This change in accounting policy did not result in a material impact to the Consolidated Statements of Operations.
(2)    Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted stock units, determined using the treasury stock method. We had approximately 6,000, 4,000 and 11,000 equity awards outstanding at December 30, 2017, December 31, 2016, and December 26, 2015, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Fiscal Year
	December 30, 2017	December 31, 2016	December 26, 2015
Basic weighted average shares outstanding	29,025	28,637	27,497
Dilutive shares	399	346	319
Diluted weighted average shares outstanding	29,424	28,983	27,816
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
Subsequent to the fourth quarter, on January 30, 2018, the Board of Directors of the Company declared a special cash dividend of $3.17 per share payable on February 14, 2018 to its holders of common stock of record as of February 9, 2018. Additionally, on February 22, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.07 per share of common stock for shareholders of record as of March 9, 2018, to be paid on March 23, 2018, totaling approximately $2.1 million.
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	December 30, 2017		December 31, 2016
		Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Credit Facility:
Term loan facility (1)	Level 2	$64,750	$64,750	$68,250	$68,250
Revolving credit facility (1)	Level 2	$69,000	$69,000	$83,000	$83,000
(1) The fair value of long-term debt was estimated using available market information.
The Company also measures certain non-financial assets at fair value on a non-recurring basis, primarily long-lived assets, intangible assets and goodwill, in connection with our periodic evaluations of such assets for potential impairment.

(5)    Accounts Receivable, net
Accounts receivables, net, consist of the following (in thousands):

	December 30, 2017	December 31, 2016
Vendor rebates receivable	$2,145	$1,459
Royalties receivable	987	883
Gift card receivable	1,184	672
Other receivables, net	251	185
Accounts receivable, net	$4,567	$3,199
(6)    Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 30, 2017	December 31, 2016
Equipment, furniture and fixtures	$9,298	$7,682
Leasehold improvements	7,005	6,081
Construction in progress	183	201
Property and equipment, gross	16,486	13,964
Less: accumulated depreciation	(10,660)	(8,965)
Property and equipment, net	$5,826	$4,999
Depreciation expense was $1.9 million, $1.6 million and $1.3 million for the fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015, respectively.
(7)    Intangible Assets and Goodwill
The Company’s goodwill and other intangible assets arose from Wingstop’s acquisition of the equity interests of WHI in April 2010, as well as the acquisition of restaurants from franchisees in 2017. Goodwill has been allocated to two reporting units, company-owned restaurants and franchised restaurants and represents the excess of purchase consideration transferred for the respective reporting unit over the fair value of the business at the time of the acquisition. See Note 16 for the allocation of goodwill among the two reporting units.
The following is a summary of goodwill balances and activity (in thousands):

	December 30, 2017	December 31, 2016
Balance, beginning of period	$45,128	$45,128
Acquisition of restaurants	1,429	—
Balance, end of period	$46,557	$45,128

Intangible assets, excluding goodwill, consisted of the following (in thousands):

	December 30, 2017	December 31, 2016	Weighted Average Amortization Period (in years)
Intangible assets:
Trademarks	$32,700	$32,700
Indefinite-lived assets	32,700	32,700
Customer relationships	26,300	26,300	20.0
Franchise rights (1)	2,323	—	7.5
Proprietary software (1)	115	115	5.0
Noncompete agreements (1)	250	250	2.8
Less: accumulated amortization	(11,249)	(9,751)
Definite-lived assets	17,739	16,914	18.8
Intangible assets, net	$50,439	$49,614
(1) Included within Other non-current assets net of associated accumulated amortization within the Consolidated Balance Sheets.

Amortization expense for definite-lived intangibles was $1.5 million for fiscal year 2017 and $1.4 million for fiscal years 2016 and 2015. Estimated amortization expense, principally related to customer relationships, for the five succeeding years and the aggregate thereafter is (in thousands):

Fiscal year 2018	$1,661
Fiscal year 2019	1,649
Fiscal year 2020	1,637
Fiscal year 2021	1,625
Fiscal year 2022	1,620
Thereafter	9,547
Total	$17,739
(8)    Prepaid Expenses and Other Current Assets and Other Current Liabilities
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 30, 2017	December 31, 2016
Prepaid expenses	$946	$1,021
Federal income tax receivable	2,500	—
Prepaid gift card expenses	672	387
Inventories	216	226
Total	$4,334	$1,634
Other current liabilities consisted of the following (in thousands):

	December 30, 2017	December 31, 2016
Accrued payroll and bonuses	$4,192	$3,880
Current portion of deferred revenues	1,795	1,547
Gift card liability	2,074	936
Taxes payable	163	895
Other accrued liabilities	2,459	1,983
Total	$10,683	$9,241

(9)    Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act, (the “TCJA”) was enacted. The TCJA includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate tax rate from 35% to 21%, for tax years beginning after December 31, 2017. We recorded a benefit of $5.5 million in deferred income tax expense for the remeasurement of our net deferred tax liability at the 21% tax rate. The TCJA also provides for acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes beginning in 2018, including additional limitations on deductibility of executive compensation and employee meal benefits.
The $5.5 million benefit represents what we believe is the impact of the TCJA. As the benefit is based on currently available information and interpretations, which are continuing to evolve, the benefit should be considered provisional. We will continue to analyze additional information and guidance related to the TCJA as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of December 31, 2017, and we will continue to refine such amounts within the measurement period provided by Staff Accounting Bulletin No. 118. We expect to complete our analysis no later than the fourth quarter of 2018.
Income tax expense (benefit) for the fiscal years 2017, 2016 and 2015 consists of the following (in thousands):

	Fiscal Year
	December 30, 2017	December 31, 2016	December 26, 2015
Current expense
Federal	$6,204	$8,854	$5,813
State	800	847	736
Foreign	346	132	236
Deferred expense (benefit)
Federal	(3,645)	(662)	(802)
State	140	(52)	(244)
Income tax expense	$3,845	$9,119	$5,739

A reconciliation of income tax at the United States federal statutory tax rate (using a statutory tax rate of 35%) to income tax expense for fiscal years 2017, 2016 and 2015 in dollars is as follows (in thousands):

	Fiscal Year
	December 30, 2017	December 31, 2016	December 26, 2015
Expected income tax expense at statutory rate	$10,902	$8,594	$5,546
Tax Act impact on deferred taxes	(5,473)	—	—
Permanent differences	(2,300)	92	64
State tax expense, net of federal benefit	616	395	544
Foreign tax expense	347	132	236
Foreign tax credits	(347)	(132)	(236)
Increase in unrecognized tax benefit	114	185	104
Valuation allowance	—	—	(317)
Other	(14)	(147)	(202)
Income tax expense	$3,845	$9,119	$5,739

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 30, 2017	December 31, 2016
Deferred tax assets:
Deferred revenue	$1,403	$3,394
Accrued bonus	53	706
Property and equipment	—	136
Stock based compensation	607	818
Deferred rent	270	453
Intangible assets	191	593
Other	157	248
Net operating loss carryforwards and credits	443	443
Valuation allowance	(482)	(482)
	2,642	6,309
Deferred tax liabilities:
Intangible assets	(11,302)	(18,613)
Property and equipment	(139)	—
	(11,441)	(18,613)
Net deferred tax liability	$(8,799)	$(12,304)
The Company had a state net operating loss carry-forward of $23.3 million at December 30, 2017 and December 31, 2016. The state net operating loss carry forwards begin to expire in 2030.
As of December 30, 2017, the Company had a valuation allowance of $482,000 against its deferred tax assets. In assessing whether a deferred tax asset will be realized, the Company considers whether it is more likely than not that some portion, or all of the deferred tax assets will not be realized. The Company considers the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not we will realize a portion of the benefits of the federal and state deductible differences with the exception of $39,000 and $443,000, respectively.
As of December 31, 2016, the Company had not recognized a deferred tax asset for excess tax benefits of $4.3 million related to net operating losses that result from excess stock-based compensation. Beginning in 2017, losses resulting from excess stock-based compensation are recognized immediately as a result of the adoption of ASU 2016-09.

The Company files income tax returns, which are periodically audited by various federal and state jurisdictions. The Company was not subject to federal or state tax examinations prior to 2009. In fiscal 2013 the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for fiscal 2010 and 2011, which was subsequently settled and closed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 27, 2014	$129
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	—
Additions for tax positions of current year	336
Subtractions for tax positions of current year	—
Balance as of December 26, 2015	465
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	—
Additions for tax positions of current year	137
Subtractions for tax positions of current year	—
Balance as of December 31, 2016	602
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	—
Additions for tax positions of current year	78
Subtractions for tax positions of current year	—
Balance as of December 30, 2017	$680
The Company currently anticipates that none of the $680,000 of unrecognized tax benefits will be recognized as of December 30, 2017.
As of December 30, 2017 and December 31, 2016, the accrued interest and penalties on the unrecognized tax benefits were $151,000 and $116,000, respectively, excluding any related income tax benefits. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statement of Operations.
(10)    Debt Obligations
Long-term debt consists of the following components (in thousands):

	December 30, 2017	December 31, 2016
Term loan	$64,750	$68,250
Revolving credit facility	69,000	83,000
Debt issuance costs	(409)	(533)
Less: current portion of debt	(3,500)	(3,500)
Long-term debt, net	$129,841	$147,217
On June 30, 2016, the Company entered into a $180.0 million new senior secured credit facility (the “2016 Facility”), which replaced the Company’s second amended and restated credit facility dated March 18, 2015 (the “2015 Facility”). The 2016 Facility includes a term loan facility in an aggregate amount of $70.0 million and a revolving credit facility up to an aggregate amount of $110.0 million. The Company used the proceeds from the 2016 Facility and cash on hand to refinance $85.5 million of indebtedness under the 2015 Facility and to pay a dividend of $83.3 million to its shareholders. Borrowings under the term loan facility bear interest, payable quarterly, at our option, at the base rate plus a margin (1.00% to 2.00%, dependent on the Company’s reported leverage ratio) or LIBOR plus a margin (2.00% to 3.00%, dependent on the Company’s reported leverage ratio). The 2016 Facility matures in June 2021. As of December 30, 2017 and December 31, 2016, the term loan facility had an outstanding balance of $64.8 million and $68.3 million, respectively, which bears interest at 3.69% and 3.27%, respectively. During the fiscal year ended December 30, 2017, the Company made payments on the term loan totaling $3.5 million.
The revolving credit facility bears interest, payable quarterly, at our option, at the base rate plus a margin or LIBOR plus a margin, with all unpaid amounts due at maturity in June 2021. Any unused portion of the revolving credit facility bears a commitment fee (0.375% to 0.50%, dependent on the Company’s reported leverage ratio). As of December 30, 2017 and December 31, 2016, the revolving credit facility had an outstanding balance of $69.0 million and $83.0 million, respectively, which bears interest at 3.69% and 3.27%, respectively. During the fiscal year ended December 30, 2017, the Company made payments on the revolving credit facility totaling $17.5 million and borrowings on the revolving credit facility of $3.5 million. During the fiscal year ended December 31, 2016, the Company made payments on the revolving credit facility totaling $12.0 million.
In conjunction with the 2016 Facility, the Company evaluated the refinancing of the 2015 Facility and determined $90.0 million was accounted for as a debt modification and $90.0 million was new debt issuance. The Company incurred $1.3 million in financing costs of which $0.1 million was expensed and $1.2 million was capitalized and is being amortized using the effective interest rate method. Previously capitalized financing costs of $0.2 million were expensed as a result of the refinancing during the current period.
In March 2015, the Company amended and restated the senior secured credit facility. In connection with the 2015 Facility, the facility size was increased from $107.5 million to $137.5 million and was comprised of a $132.5 million term loan and a $5.0 million revolving credit facility. The Company used a portion of the proceeds from the 2015 Facility and cash on hand to pay a dividend of $48.0 million to its shareholders. Borrowings under the facility bore interest, payable quarterly, at our option, at the base rate plus a margin (1.50% to 2.25%, dependent on the Company’s reported leverage ratio) or LIBOR plus a margin (2.50% to 3.25%, dependent on our reported leverage ratio). The 2015 Facility had a maturity date of March 2020.
In conjunction with the 2015 Facility, the Company evaluated the refinancing of the amended facility and determined substantially all of the $132.5 million was accounted for as a debt modification. The Company incurred $728,000 in financing costs of which $528,000 was expensed and $200,000 was capitalized.
In June 2015, in connection with the IPO, the Company used a portion of the IPO proceeds to make a $32.0 million prepayment of the outstanding principle balance of the 2015 Facility. As a result of the prepayment, the Company expensed $172,000 of previously capitalized financing costs, which are included in Other (income) expense in the Consolidated Statements of Operations.
The credit facility is secured by substantially all assets of the Company and requires compliance with certain financial and non-financial covenants. As of December 30, 2017, the Company was in compliance with all financial covenants.
As of December 30, 2017, the scheduled principle payments on debt were as follows (in thousands):

Fiscal year 2018	$3,500
Fiscal year 2019	2,625
Fiscal year 2020	3,500
Fiscal year 2021	124,125
Total	$133,750
(11)    Commitments and Contingencies
WRI leases certain office and retail space and equipment under non-cancelable operating leases with terms expiring at various dates through July 2032.
A schedule of future minimum rental payments required under our operating leases, excluding contingent rent, that have initial or remaining non-cancelable lease terms in excess of one year, as of December 30, 2017, is as follows (in thousands):

Fiscal year 2018	$1,783
Fiscal year 2019	1,561
Fiscal year 2020	1,436
Fiscal year 2021	1,282
Fiscal year 2022	1,226
Thereafter	4,037
Total	$11,325
Rent expense under cancelable and non-cancelable leases was $2.0 million, $1.9 million, and $2.0 million for the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively.
The Company is subject to legal proceedings, claims and liabilities, such as employment-related claims and other cases, which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of ultimate liability with respect to those actions should not have a material adverse impact on financial position, results of operations or cash flows.
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
(12)    Employee Benefit Plan
The Company sponsors a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. The Company made matching contributions of approximately $450,000, $425,000 and $332,000 for fiscal years 2017, 2016 and 2015, respectively.
(13)    Stock-Based Compensation
In connection with the IPO, the Wingstop Inc. 2015 Omnibus Equity Incentive Plan, or the 2015 Plan, was adopted and became effective upon completion of the offering. The 2015 Plan provides for the grant or award of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards and other stock-based awards to employees, directors, and other eligible persons. Under the 2015 Plan, Wingstop had 2,143,589 shares authorized for issuance, 263,876 shares of common stock issuable upon exercise of currently outstanding options or vesting of restricted stock awards, and 1,871,698 shares available for future grants as of December 30, 2017.
The options and restricted stock awards granted under the 2015 Plan are subject to either service-based or performance-based vesting. Service-based options contain a service-based, or time-based, vesting provision. Performance-based options contain performance-based vesting provisions based on the Company meeting certain Adjusted EBITDA profitability targets for each fiscal year during the vesting period. In the event of a change in control of the Company (as defined in the 2015 Plan), each outstanding award will be treated as the compensation committee determines, either by the terms of the award agreement or by resolution adopted by the compensation committee, including without limitation, that the awards may be vested, assumed replaced with substitute awards, cashed-out or terminated.
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
Under the 2010 Plan, Wingstop had 3,304,115 shares authorized for issuance. There are 350,063 shares of common stock issuable upon exercise of currently outstanding options, and 456,407 shares available for future grants at December 30, 2017.

Stock Options
The following table summarizes stock option activity (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 27, 2014	1,466	$3.74	$7,551	8.0
Granted	106	16.75
Exercised	(329)	1.45
Canceled	(66)	1.17
Outstanding - December 26, 2015	1,177	4.66	$21,059	7.7
Granted	36	24.34
Exercised	(166)	2.92
Canceled	(192)	5.99
Outstanding - December 31, 2016	855	5.14	$20,905	6.8
Granted	—	—
Exercised	(326)	4.04
Canceled	(109)	7.23
Outstanding - December 30, 2017	420	$5.45	$14,068	5.7
The total grant-date fair value of stock options vested during each of the fiscal years 2017, 2016 and 2015 was $1.0 million, $1.0 million and $0.7 million, respectively. The total intrinsic value of stock options exercised was $8.1 million, $3.8 million and $3.0 million for fiscal years 2017, 2016 and 2015, respectively.
Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized approximately $1.9 million, $1.2 million and $1.2 million in stock compensation expense for fiscal years 2017, 2016 and 2015, respectively, with a corresponding increase to additional paid-in-capital. Stock compensation expense is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
A summary of the status of non-vested shares as of December 30, 2017 and the changes during the period then ended is presented below (in thousands, except per share data):

	December 30, 2017
	Shares	Weighted average grant-date fair value
Non-vested shares at beginning of year	500	$7.19
Granted	—	$—
Vested	(220)	$5.33
Forfeited	(109)	$7.23
Non-vested shares at end of year	171	$9.54
As of December 30, 2017, there was $0.8 million of total unrecognized stock compensation expense related to non-vested stock options and restricted stock awards, which will be recognized over a weighted average period of approximately 1.5 years.

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

	2016	2015
Risk-free interest	1.44%	1.96%
Expected life (years)	6.2	6.5
Expected dividend yield	0%	0%
Volatility	52.0%	52.0%
Weighted-average Black-Scholes fair value per share at date of grant	$13.74	$8.87
The Company used the simplified method for determining the expected life of the options. In addition, assumptions made regarding forfeitures in determining the remaining unamortized share-based compensation are re-evaluated periodically.
Restricted Stock Units and Performance Stock Units
The following table summarizes activity related to restricted stock units and performance stock units (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2016	—	$—	—	$—
Granted	105	27.02	94	27.52
Released	—	—	—	—
Canceled	(11)	26.30	(8)	26.30
Outstanding - December 30, 2017	94	$27.11	86	$27.63
The fair value of restricted stock units and performance stock units is based on the closing price on the date of grant. The restricted stock units granted during fiscal year 2017 vest over a three year service period. As of December 30, 2017, total unrecognized compensation expense related to unvested restricted stock units was $1.9 million which is expected to be recognized over a weighted-average period of 2.2 years.
The performance stock units vest based on the outcome of certain performance criteria. For performance stock units granted during fiscal year 2017, the amount of units that can be earned range from 0% to 100% of the number of performance awards granted, based on the achievement of certain adjusted EBITDA targets, as defined by the plan, over a performance period of one to three years. The compensation expense related to the performance stock units is recognized over the vesting period when the achievement of the performance conditions become probable. As of December 30, 2017, total unrecognized compensation expense related to unvested performance stock units was $1.4 million, which is expected to be recognized over a weighted-average period of 2.2 years.
Restricted Stock Awards
The following table summarizes activity related to restricted stock awards (in thousands, except per share data):

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2016	12	$25.59
Granted	10	29.68
Released	(4)	26.06
Canceled	(3)	27.62
Outstanding - December 30, 2017	15	$27.89

The fair value of the non-vested restricted stock awards is based on the closing price on the date of grant. As of December 30, 2017, total unrecognized compensation expense related to unvested restricted stock awards was $0.3 million, which will be recognized over a weighted average period of approximately 2.2 years.
Strike Price Reduction
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
(14)    Restaurant Acquisition
On July 16, 2017, the Company acquired two existing Wingstop restaurants from a franchisee. The total purchase price was $3.9 million and was paid in cash funded by operations and proceeds from our revolving credit facility. The results of operations of these locations are included in our Consolidated Statements of Operations since the date of acquisition. The acquisition was accounted for as a business combination.
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
The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill and is attributable to the benefits expected as a result of the acquisition, including sales and growth opportunities. As of December 30, 2017, $1.4 million of the goodwill from the acquisition is expected to be deductible for federal income tax purposes.
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
(15)    Related Party Transactions
The Company was party to a management agreement with Roark Capital Management, LLC, or Roark Capital Management, an affiliate of Wingstop’s former majority shareholder (prior to the secondary offering completed in March, 2016). Pursuant to this management agreement, Roark Capital Management agreed to provide the Company with advice concerning finance, strategic planning and other services. In June 2015, the Company paid a one-time fee to Roark Capital Management in consideration for the termination of our management agreement of $3.3 million. The Company paid Roark Capital Management fees and expense reimbursement totaling $3.5 million for the fiscal year ended December 26, 2015, inclusive of the termination fee.

(16)    Business Segments
Information on segments and a reconciliation to income (loss) before taxes are as follows (in thousands):

	Fiscal Year
	December 30, 2017	December 31, 2016	December 26, 2015
Revenue:
Franchise segment	$68,483	$57,071	$46,688
Company segment	37,069	34,288	31,281
Total segment revenue	$105,552	$91,359	$77,969

Segment Profit:
Franchise segment	$31,637	$25,850	$19,701
Company segment	4,643	5,526	5,737
Total segment profit	36,280	31,376	25,438
Corporate and other (1)	—	2,173	5,720
Interest expense, net	5,131	4,396	3,477
Other (income) expense, net	—	254	396
Income before taxes	$31,149	$24,553	$15,845

Depreciation and amortization:
Franchise segment	$2,220	$2,092	$1,812
Company segment	1,156	916	870
Total depreciation and amortization	3,376	3,008	2,682

Capital expenditures:
Franchise segment	$864	$387	$1,308
Company segment (2)	1,671	1,669	607
Total capital expenditures	$2,535	$2,056	$1,915

(1) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of transaction costs associated with the refinancings of our credit agreement and our public offerings, and management fees (discussed in Note 15).
(2) Company segment excludes capital expenditures related to the acquisition of restaurants from franchisees (discussed in Note 14).

Information on segment assets and a reconciliation to consolidated assets are as follows (in thousands):

	As of
	December 30, 2017	December 31, 2016
Segment assets:
Franchise segment	$98,069	$94,889
Company segment	14,166	9,864
Total segment assets	112,235	104,753
Corporate and other (3)	7,601	7,047
Total assets	$119,836	$111,800

(3) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of cash and cash equivalents, advertising fund restricted assets and capitalized costs associated with the issuance of indebtedness.

Segment goodwill:
Franchise segment	$39,930	$39,930
Company segment	6,627	5,198
Total goodwill	$46,557	$45,128
(17)    Quarterly Financial Data (unaudited)
The following tables set forth certain unaudited consolidated financial information for each of the four quarters in 2017 and 2016 (in thousands, except per share data):

	Quarter Ended
	December 30, 2017	September 30, 2017	July 1, 2017	April 1, 2017	December 31, 2016 (1)	September 24, 2016	June 25, 2016	March 26, 2016
Total revenue	$28,285	$26,026	$24,672	$26,569	$24,752	$21,810	$22,723	$22,074
Operating income	9,404	9,178	8,747	8,952	8,255	6,080	7,240	7,628
Net income	10,497	5,012	5,266	6,530	4,312	2,753	4,079	4,290

Earnings per share
Basic	$0.36	$0.17	$0.18	$0.23	$0.15	$0.10	$0.14	$0.15
Diluted	$0.36	$0.17	$0.18	$0.22	$0.15	$0.09	$0.14	$0.15

Weighted average shares outstanding
Basic	29,094	29,081	29,032	28,895	28,745	28,725	28,646	28,586
Diluted	29,459	29,384	29,394	29,336	29,114	29,014	28,989	28,967

(1) Fiscal 2016 consisted of 53 calendar weeks, with the fourth quarter containing 14 calendar weeks.
(18)     Subsequent Events
Debt Recapitalization and Special Dividend
On January 30, 2018, the Company entered into an amended senior secured credit facility (the “2018 Facility”), which replaced the 2016 Facility. The 2018 Facility includes a term loan facility in an aggregate amount of $100.0 million and a revolving credit facility up to an aggregate amount of $150.0 million. The Company used the proceeds from the 2018 Facility to refinance $133.8 million of indebtedness under the 2016 Facility and to pay a dividend of approximately $95 million to its shareholders. Borrowings under the facility bear interest, payable quarterly, at our option, at the base rate plus a margin (0.75% to 1.75%, dependent on the Company’s reported leverage ratio) or LIBOR plus a margin (1.75% to 2.75%, dependent on the Company’s reported leverage ratio). The 2018 Facility matures in January 2023.
On January 30, 2018, the Board of Directors of the Company declared a special cash dividend of $3.17 per share payable on February 14, 2018 to its holders of common stock of record as of February 9, 2018.

Restaurant Acquisition
On February 19, 2018, the Company acquired an existing restaurant from a franchisee. The total purchase price was $1.9 million and was paid in cash funded by operations and proceeds from our revolving credit facility. The acquisition will be accounted for as a business combination. The Company is still determining the estimated fair value of assets acquired and liabilities assumed. The excess of the purchase price over the aggregate fair value of assets acquired will be allocated to goodwill. The results of operations of these locations will be included in our consolidated statements of earnings as of the date of acquisition.