Form 10-Q
period 2018-03-31
Wingstop Inc.
filed 2018-05-04
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Larger accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On May 4, 2018 there were 29,207,812 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	March 31, 2018	December 30, 2017
	(Unaudited)	As adjusted*
Assets
Current assets
Cash and cash equivalents	$3,848	$4,063
Accounts receivable, net	3,860	4,567
Prepaid expenses and other current assets	2,699	4,334
Advertising fund assets, restricted	4,437	2,944
Total current assets	14,844	15,908
Property and equipment, net	5,768	5,826
Goodwill	47,888	46,557
Trademarks	32,700	32,700
Customer relationships, net	15,233	15,567
Other non-current assets	4,249	3,278
Total assets	$120,682	$119,836
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$2,214	$1,752
Other current liabilities	8,590	10,929
Current portion of debt	5,000	3,500
Advertising fund liabilities	4,437	2,944
Total current liabilities	20,241	19,125
Long-term debt, net	217,788	129,841
Deferred revenues, net of current	21,104	21,226
Deferred income tax liabilities, net	5,958	5,920
Other non-current liabilities	2,101	2,142
Total liabilities	267,192	178,254
Commitments and contingencies (see note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,155,823 and 29,092,669 shares issued and outstanding as of March 31, 2018 and December 30, 2017, respectively	292	291
Additional paid-in-capital	45	262
Accumulated deficit	(146,847)	(58,971)
Total stockholders' deficit	(146,510)	(58,418)
Total liabilities and stockholders' deficit	$120,682	$119,836
See accompanying notes to consolidated financial statements.
*See note 1.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
		As adjusted*
Revenue:
Royalty revenue, franchise fees and other	$17,781	$17,596
Advertising fees and related income	8,605	7,268
Company-owned restaurant sales	11,003	8,546
Total revenue	37,389	33,410
Costs and expenses:
Cost of sales (1)	7,397	6,600
Advertising expenses	8,643	9,283
Selling, general and administrative	10,833	8,247
Depreciation and amortization	950	755
Total costs and expenses	27,823	24,885
Operating income	9,566	8,525
Interest expense, net	1,736	1,299
Income before income tax expense	7,830	7,226
Income tax expense	1,662	969
Net income	$6,168	$6,257

Earnings per share
Basic	$0.21	$0.22
Diluted	$0.21	$0.21

Weighted average shares outstanding
Basic	29,116	28,895
Diluted	29,503	29,336

Dividends per share	$3.24	$—

(1) Cost of sales excludes depreciation and amortization, which are presented separately, and includes advertising expenses incurred at company-owned restaurants.
* See note 1.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
		As adjusted*

Operating activities
Net income	$6,168	$6,257
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	950	755
Deferred income taxes	38	(85)
Stock-based compensation expense	514	255
Amortization of debt issuance costs	85	73
Changes in operating assets and liabilities:
Accounts receivable	707	(60)
Prepaid expenses and other assets	327	76
Advertising fund assets and liabilities, net	1,398	1,966
Accounts payable and other current liabilities	(703)	(2,188)
Deferred revenue	14	356
Other non-current liabilities	(42)	(41)
Cash provided by operating activities	9,456	7,364

Investing activities
Purchases of property and equipment	(426)	(419)
Acquisition of restaurant from franchisee	(1,900)	—
Cash used in investing activities	(2,326)	(419)

Financing activities
Proceeds from exercise of stock options	165	582
Borrowings of long-term debt	229,108	—
Repayments of long-term debt	(139,500)	(5,875)
Payment of deferred financing costs	(782)	—
Tax payments for restricted stock upon vesting	(142)	—
Dividends paid	(94,796)	—
Cash used in financing activities	(5,947)	(5,293)

Net change in cash, cash equivalents, and restricted cash	1,183	1,652
Cash, cash equivalents, and restricted cash at beginning of period	6,392	5,693
Cash, cash equivalents, and restricted cash at end of period	$7,575	$7,345
See accompanying notes to consolidated financial statements.
*See note 1.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation
Basis of Presentation
Wingstop Inc., through its primary operating subsidiary, Wingstop Restaurants Inc. (“WRI”), collectively referred to as the “Company”, is in the business of franchising and operating Wingstop restaurants. As of March 31, 2018, 1,021 franchised restaurants were in operation domestically, and 112 international franchised restaurants were in operation across eight countries. As of March 31, 2018, the Company owned and operated 24 restaurants.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of March 31, 2018 and December 30, 2017 and operating results are for the thirteen weeks ended March 31, 2018 and April 1, 2017.
In the Company’s opinion, all necessary adjustments have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2017.
The Company uses a 52/53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2018 and 2017 have 52 weeks.
The Company has reclassified certain prior period amounts due to the adoption of ASU 2014-09 and ASU 2016-18, as defined below.
Advertising Fund
The Company administers the Wingstop Restaurants Advertising Fund (“Ad Fund”), which is used for various forms of advertising for the Wingstop brand. Advertising fund contributions and expenditures are reported on a gross basis in the Consolidated Statements of Operations, which are largely offsetting and therefore do not significantly impact our reported net income. Advertising expenses incurred by company-owned restaurants are included within cost of sales in the Consolidated Statements of Operations. Administrative expenses of the Ad Fund, such as administrative support services and compensation expenses of employees that provide services directly to the Ad Fund, are included in selling, general and administrative expenses (“SG&A”) in the Consolidated Statements of Operations.
The advertising fund contribution collected from Wingstop restaurant franchisees and company-owned and operated restaurants is equal to 3% of gross sales. For the thirteen weeks ended March 31, 2018 and April 1, 2017 the Company contributed $1.0 million and $2.9 million, respectively, for the purpose of supplementing the national advertising campaign, which were included in advertising expenses in the Consolidated Statements of Operations.
The Company consolidates and reports all assets and liabilities of the advertising fund as restricted assets of the advertising fund and liabilities of the advertising fund within current assets and current liabilities, respectively, in the Consolidated Balance Sheets. The assets and liabilities of the advertising fund consist primarily of cash, receivables, accrued expenses, other liabilities and any cumulative surplus related to the Ad Fund. Under the Company’s franchise agreements, contributions to the Ad Fund are restricted to advertising, public relations, merchandising, similar activities, and administrative expenses to increase sales and further enhance the public reputation of the Wingstop brand. The aforementioned administrative expenses may also include personnel expenses and allocated costs incurred by the Company which are directly associated with administering the advertising fund, as outlined in the provisions of the franchise agreements. Total cash balances related to the Ad Fund as of March 31, 2018 and December 30, 2017 were $3.7 million and $2.3 million, respectively.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. This new guidance requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We anticipate implementing the standard by taking advantage of the practical expedient option. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. We expect that adoption of the new guidance will have a material impact on our consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to our current operating leases. The process of evaluating the full impact of the new guidance on our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in fiscal 2018.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740). ASU 2018-05 provides guidance on accounting for the income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Act”), which impacts U.S. corporate tax rates, business-related exclusions, and deductions and credits. The Act also has tax consequences for many companies that operate internationally. The guidance in ASU 2018-05 addresses situations in which the accounting for certain income tax effects of the Act is incomplete by the time financial statements are issued for the reporting period that includes the enactment date of December 22, 2017. The new guidance requires companies to report provisional amounts if a reasonable estimate of the tax impact can be determined. If a provisional amount cannot be reasonably determined, the entity should continue to apply ASC Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted.

The Company will continue to analyze additional information and guidance related to the Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of March 31, 2018, and we will continue to refine such amounts within the measurement period provided by Staff Accounting Bulletin No. 118. We expect to complete our analysis no later than the fourth quarter of 2018.

Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services.
The Company adopted this new guidance effective the first day of fiscal year 2018, using the full retrospective transition method, which resulted in adjusting each prior reporting period presented and a cumulative effect adjustment, which was recorded as of the first day of 2016. The adoption changed the timing of recognition of initial franchise fees, development fees, territory fees for our international business and renewal and transfer fees, as well as the reporting of advertising fund contributions and related expenditures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that restricted cash and cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and a retrospective transition method is required. The Company adopted this new guidance effective the first day of fiscal year 2018, using the full retrospective transition method, which resulted in adjusting the Statement of Cash Flows for each prior period presented.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the effect of the adoption of ASU 2014-09 on our consolidated balance sheets as of December 30, 2017 (in thousands):

	As reported	Adjustments for adoption of ASU 2014-09	As Adjusted
Assets
Current assets
Cash and cash equivalents	$4,063	$—	$4,063
Accounts receivable, net	4,567	—	4,567
Prepaid expenses and other current assets	4,334	—	4,334
Advertising fund assets, restricted	2,944	—	2,944
Total current assets	15,908	—	15,908
Property and equipment, net	5,826	—	5,826
Goodwill	46,557	—	46,557
Trademarks	32,700	—	32,700
Customer relationships, net	15,567	—	15,567
Other non-current assets	3,278	—	3,278
Total assets	$119,836	$—	$119,836
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$1,752	$—	$1,752
Other current liabilities	10,683	246	10,929
Current portion of debt	3,500	—	3,500
Advertising fund liabilities	2,944	—	2,944
Total current liabilities	18,879	246	19,125
Long-term debt, net	129,841	—	129,841
Deferred revenues, net of current	8,427	12,799	21,226
Deferred income tax liabilities, net	8,799	(2,879)	5,920
Other non-current liabilities	2,142	—	2,142
Total liabilities	168,088	10,166	178,254
Commitments and contingencies (see note 7)
Stockholders' deficit
Common stock	291	—	291
Additional paid-in-capital	262	—	262
Accumulated deficit	(48,805)	(10,166)	(58,971)
Total stockholders' deficit	(48,252)	(10,166)	(58,418)
Total liabilities and stockholders' deficit	$119,836	$—	$119,836

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the effect of the adoption of ASU 2014-09 on our consolidated statements of operations for the thirteen weeks ended April 1, 2017 (in thousands, except per share amounts):

		Adjustments for adoption of ASU 2014-09
	As reported	Franchise Fees	Advertising	As Adjusted
Revenue:
Royalty revenue, franchise fees and other	$18,023	$(427)	$—	$17,596
Advertising fees and related income	—	—	7,268	7,268
Company-owned restaurant sales	8,546	—	—	8,546
Total revenue	26,569	(427)	7,268	33,410
Costs and expenses:
Cost of sales (1)	6,600	—	—	6,600
Advertising expenses	—	—	9,283	9,283
Selling, general and administrative	10,262	—	(2,015)	8,247
Depreciation and amortization	755	—	—	755
Total costs and expenses	17,617	—	7,268	24,885
Operating income	8,952	(427)	—	8,525
Interest expense, net	1,299	—	—	1,299
Income before income tax expense	7,653	(427)	—	7,226
Income tax expense	1,123	(154)	—	969
Net income	$6,530	$(273)	$—	$6,257

Earnings per share
Basic	$0.23	$(0.01)	$—	$0.22
Diluted	$0.22	$(0.01)	$—	$0.21

(1) Cost of sales excludes depreciation and amortization, which are presented separately, and includes advertising expenses incurred at company-owned restaurants.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the effect of the adoption of ASU 2014-09 and ASU 2016-18 on our consolidated statements of cash flows for the thirteen weeks ended April 1, 2017 (in thousands):

	As reported	Adjustments for adoption of ASU 2014-09	Adjustments for adoption of ASU 2016-18	As adjusted
Operating activities
Net income	$6,530	$(273)	$—	$6,257
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	755	—	—	755
Deferred income taxes	69	(154)	—	(85)
Stock-based compensation expense	255	—	—	255
Amortization of debt issuance costs	73	—	—	73
Changes in operating assets and liabilities:
Accounts receivable	(60)	—	—	(60)
Prepaid expenses and other assets	76	—	—	76
Advertising fund assets and liabilities, net	—	—	1,966	1,966
Accounts payable and other current liabilities	(2,379)	191	—	(2,188)
Deferred revenue	120	236	—	356
Other non-current liabilities	(41)	—	—	(41)
Cash provided by operating activities	5,398	—	1,966	7,364

Investing activities
Purchases of property and equipment	(419)	—	—	(419)
Cash used in investing activities	(419)	—	—	(419)

Financing activities
Proceeds from exercise of stock options	582	—	—	582
Repayments of long-term debt	(5,875)	—	—	(5,875)
Cash used in financing activities	(5,293)	—	—	(5,293)

Net change in cash, cash equivalents, and restricted cash	(314)	—	1,966	1,652
Cash, cash equivalents, and restricted cash at beginning of period	3,750	—	1,943	5,693
Cash, cash equivalents, and restricted cash at end of period	$3,436	$—	$3,909	$7,345
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Basic weighted average shares outstanding	29,116	28,895
Dilutive shares	387	441
Diluted weighted average shares outstanding	29,503	29,336
For the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively, approximately 57,000 and 62,000 equity awards were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Dividends
On January 30, 2018, the Company’s Board of Directors declared a special cash dividend of $3.17 per share, which was paid on February 14, 2018 to its holders of common stock of record as of February 9, 2018, totaling $92.7 million. On February 22, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.07 per share of common stock for stockholders of record as of March 9, 2018, which was paid on March 23, 2018, totaling $2.1 million.
Subsequent to the first quarter, on May 3, 2018, the Company’s Board of Directors approved a quarterly dividend of $0.07 per share of common stock for stockholders of record as of June 4, 2018, to be paid on June 18, 2018, totaling approximately $2.1 million.
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	March 31, 2018		December 30, 2017
		Carrying Value (2)	Fair Value	Carrying Value (2)	Fair Value
Senior Secured Credit Facility:
Term loan facility (1)	Level 2	$98,750	$98,750	$64,750	$64,750
Revolving credit facility (1)	Level 2	$124,608	$124,608	$69,000	$69,000
(1) The fair value of long-term debt was estimated using available market information.
(2) Excluding issuance costs netted on the Consolidated Balance Sheet.
The Company also measures certain non-financial assets at fair value on a non-recurring basis, primarily long-lived assets, intangible assets and goodwill, in connection with our periodic evaluations of such assets for potential impairment.
(5)    Income Taxes
Income tax expense and the effective tax rate were $1.7 million and 21.2%, respectively, for the thirteen weeks ended March 31, 2018, and $1.0 million and 13.4%, respectively, for the thirteen weeks ended April 1, 2017.
Income tax expense for the thirteen weeks ended March 31, 2018 includes $0.4 million in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation in income tax expense compared to $1.7 million of excess tax benefits in the prior year period. This benefit was partially affected by the reduction in the federal statutory rate for thirteen weeks ended March 31, 2018 from 35% to 21% effective the first day of fiscal 2018.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(6)    Debt Obligations
On January 30, 2018, the Company entered into an amended senior secured credit facility (the “2018 Facility”), which replaced its senior secured credit facility dated June 30, 2016 (the “2016 Facility”). The 2018 Facility includes a term loan facility in an aggregate principal amount of $100 million and a revolving credit facility up to an aggregate principal amount of $150 million. The Company used the proceeds from the 2018 Facility to refinance $133.8 million of indebtedness under the 2016 Facility and to pay a dividend of $92.7 million to its stockholders. Borrowings under the facility bear interest, payable quarterly, at the Company’s option, at the base rate plus a margin (0.75% to 1.75%, dependent on the Company’s reported leverage ratio) or LIBOR plus a margin (1.75% to 2.75%, dependent on the Company’s reported leverage ratio). The 2018 Facility matures in January 2023.
As of March 31, 2018, the term loan facility and the revolving credit facility had outstanding balances of $98.8 million and $124.6 million, respectively, bearing interest at 3.63%.
During the thirteen weeks ended March 31, 2018, the Company made payments of $4.5 million and $1.3 million on the outstanding principal balance of its revolving credit facility and term loan facility, respectively, under the 2018 Facility.
In conjunction with the 2018 Facility, the Company evaluated the refinancing of the 2016 Facility and determined $202.5 million should be accounted for as a debt modification and $47.5 million should be new debt issuance. The Company incurred $1.0 million in financing costs of which $0.2 million was expensed and $0.8 million was capitalized and is being amortized using the effective interest rate method.
The 2018 Facility is secured by substantially all assets of the Company and requires compliance with certain financial and non-financial covenants. As of March 31, 2018, the Company was in compliance with all covenants.
As of March 31, 2018, the scheduled principal payments on debt were as follows (in thousands):

Remainder of fiscal year 2018	$3,750
Fiscal year 2019	3,750
Fiscal year 2020	5,000
Fiscal year 2021	5,000
Fiscal year 2022	6,250
Fiscal year 2023	199,608
Total	$223,358
(7)    Commitments and Contingencies
WRI leases certain office and retail space and equipment under non-cancelable operating leases with terms expiring at various dates through February 2032.
A schedule of future minimum rental payments required under our operating leases, excluding contingent rent, that have initial or remaining non-cancelable lease terms in excess of one year, as of March 31, 2018, is as follows (in thousands):

Remainder of fiscal year 2018	$1,370
Fiscal year 2019	1,632
Fiscal year 2020	1,507
Fiscal year 2021	1,353
Fiscal year 2022	1,297
Fiscal year 2023	1,105
Thereafter	3,331
Total	$11,595
Rent expense under cancelable and non-cancelable leases was $533,000 and $491,000 for the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively.
The Company is subject to legal proceedings, claims and liabilities, such as employment-related claims and premises-liability cases, which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

amount of ultimate liability with respect to those actions should not have a material adverse impact on the Company’s financial position, results of operations or cash flows.
(8)    Stock-Based Compensation
Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized $0.5 million in stock compensation expense for the thirteen weeks ended March 31, 2018, with a corresponding increase to additional paid-in-capital. Stock compensation expense is included in SG&A in the Consolidated Statements of Operations.
Stock Options
The following table summarizes stock option activity (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 30, 2017	420	$5.45	$14,068	5.7
Options granted	2	$44.03
Options exercised	(25)	$6.51
Options canceled	(19)	$5.04
Outstanding - March 31, 2018	378	$5.02	$15,956	5.3
The total grant-date fair value of stock options vested during the thirteen weeks ended March 31, 2018 was $0.4 million. The total intrinsic value of stock options exercised during the thirteen weeks ended March 31, 2018 was $1.0 million. As of March 31, 2018, total unrecognized compensation expense related to unvested stock options was $0.7 million, which is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Units and Performance Stock Units
The following table summarizes activity related to restricted stock units and performance stock units (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 30, 2017	94	$27.11	86	$27.63
Units granted	56	44.03	51	44.03
Units vested	(28)	26.74	(14)	26.25
Units canceled	(9)	26.30	(7)	26.30
Outstanding - March 31, 2018	113	$35.73	116	$38.08
The fair value of restricted stock units and performance stock units is based on the closing market price of the stock on the date of grant. The restricted stock units granted during the thirteen weeks ended March 31, 2018 vest over a three year service period. As of March 31, 2018, total unrecognized compensation expense related to unvested restricted stock units was $3.8 million, which is expected to be recognized over a weighted-average period of 2.4 years.
The performance stock units vest based on the outcome of certain performance criteria. For performance stock units granted during the thirteen weeks ended March 31, 2018, the amount of units that can be earned range from 0% to 100% of the number of performance awards granted, based on the achievement of certain adjusted EBITDA targets, as defined by the applicable award agreement, over a performance period of one to three years. The compensation expense related to the performance stock units is recognized over the vesting period when the achievement of the performance conditions become probable. During the thirteen weeks ended March 31, 2018, there was a modification to certain awards resulting in additional compensation expense of $0.9 million over the remaining term of the awards.
As of March 31, 2018, total unrecognized compensation expense related to unvested performance stock units was $4.2 million, which is expected to be recognized over a weighted-average period of 2.3 years.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Restricted Stock Awards
The fair value of the non-vested restricted stock awards is based on the closing price on the date of grant. As of March 31, 2018, total unrecognized compensation expense related to unvested restricted stock awards was $0.3 million, which will be recognized over a weighted average period of approximately 1.9 years.
(9)    Business Segments
Our business operates in two segments: the “Franchise” segment and the “Company” segment. The Franchise segment consists of domestic and international franchise restaurants, which represent the majority of our system-wide restaurants. As of March 31, 2018, the franchise operations segment consisted of 1,133 restaurants operated by Wingstop franchisees in the United States and eight countries outside of the United States as compared to 1,010 franchised restaurants in operation as of April 1, 2017. Franchise operations revenue consists primarily of franchise royalty revenue, advertising fee revenue, franchise and development fees revenue, international territory fees, and other revenue.
As of March 31, 2018, the Company segment consisted of 24 company-owned restaurants, located in the United States, as compared to 21 company-owned restaurants as of April 1, 2017. Company restaurant sales are comprised of food and beverage sales at company-owned restaurants. Company restaurant expenses are operating expenses at company-owned restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.
Information on segments and a reconciliation to income before taxes are as follows (in thousands):

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
		As adjusted*
Revenue:
Franchise segment	$26,386	$24,864
Company segment	11,003	8,546
Total segment revenue	$37,389	$33,410

Segment Profit:
Franchise segment	$8,387	$7,446
Company segment	2,641	1,079
Total segment profit	11,028	8,525
Corporate and other (1)	1,462	—
Interest expense, net	1,736	1,299
Income before taxes	$7,830	$7,226

(1) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of expenses associated with the refinancing of the 2016 Facility and payment of a special dividend.
* See note 1.
(10)    Restaurant Acquisition
On February 19, 2018, the Company acquired one existing restaurant from a franchisee. The total purchase price was $1.9 million, which was funded by cash flows from operations. The results of the operations of this location are included in our Consolidated Statements of Operations as of the date of acquisition. The acquisition was accounted for as a business combination.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Purchase Price Allocation
Inventory	$4
Property and equipment	26
Reacquired franchise rights	541
Goodwill	1,331
Gift card liability	(2)
Total purchase price	$1,900
The estimates of fair value are preliminary, and are therefore subject to further refinement. The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill and is attributable to the benefits expected as a result of the acquisition, including sales and unit growth opportunities. As of March 31, 2018, $1.3 million of the goodwill from the acquisition is expected to be deductible for federal income tax purposes.
Pro-forma financial information of the combined entities is not presented due to the immaterial impact of the financial results of the acquired restaurant on our consolidated financial statements.
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
(11)    Revenue from Contracts with Customers
Revenue from contracts with customers consist primarily of royalties, advertising fund contributions, initial and renewal franchise fees and upfront fees from development agreements and international territory agreements. Our performance obligations under franchise agreements consist of (a) a franchise license, (b) pre-opening services, such as training, and (c) ongoing services, such as management of the Ad Fund, development of training materials and menu items and restaurant monitoring. These performance obligations are highly interrelated so we do not consider them to be individually distinct and therefore account for them under ASC 606 as a single performance obligation, which is satisfied by providing a right to use our intellectual property over the term of each franchise agreement.
Royalties, including franchisee contributions to advertising fund, are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement. Initial and renewal franchise fees are payable by the franchisee prior to the restaurant opening or at the time of a renewal of an existing franchise agreement. Our franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to our performance obligation under the franchise agreement and are recognized as franchise sales occur. Additionally, under ASC 606, initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement. Our performance obligation under development agreements and international territory agreements generally consists of an obligation to grant exclusive development rights over a stated term. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for development rights are deferred and apportioned to each franchise restaurant opened by the franchisee. The pro rata amount apportioned to each restaurant is accounted for as an initial franchise fee.
The following table represents a disaggregation of revenue from contracts with customers for the thirteen weeks ended March 31, 2018 and April 1, 2017 (in thousands):

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
		As adjusted*
Royalty revenue	$15,386	$12,691
Advertising fees and related income	8,605	7,268
Franchise fees	685	741
* See note 1.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheet, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. Approximately $10.2 million and $10.1 million of deferred revenue as of March 31, 2018 and December 30, 2017, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.8 years. The Company does not have any material contract assets as of March 31, 2018.
(12)    Subsequent Events
Restaurant Acquisitions
On April 16, 2018, the Company acquired one existing restaurant from a franchisee. The total purchase price was $1.9 million and was funded by cash flows from operations.
On May 1, 2018, the Company acquired one existing restaurant from a franchisee. The total purchase price was $2.2 million and was funded by cash flows from operations.
The restaurant acquisitions noted above will be accounted for as business combinations. The Company is still determining the estimated fair value of assets acquired and liabilities assumed. The excess of the purchase price over the aggregate fair value of assets acquired will be allocated to goodwill. The results of operations of these locations will be included in our Consolidated Statements of Operations as of the respective dates of acquisition.

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
We operate on a 52 or 53 week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Fiscal years 2018 and 2017 each contain 52 weeks.
Amounts presented in Item 2 for the thirteen weeks ended April 1, 2017 have been retrospectively adjusted to reflect the adoption of ASU 2014-09. See footnote 1 in the notes to the consolidated financial statements.
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

Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of March 31, 2018, we had a total 1,157 restaurants across 42 states and nine countries in our system. Our restaurant base is 98% franchised, with 1,133 franchised locations (including 112 international locations) and 24 company-owned restaurants.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Domestic Franchised Activity:
Beginning of period	1,004	901
Openings	22	28
Closures	(4)	(2)
Acquired by Company	(1)	—
Restaurants end of period	1,021	927

Domestic Company-Owned Activity:
Beginning of period	23	21
Openings	—	—
Closures	—	—
Acquired from franchisees	1	—
Restaurants end of period	24	21

Total Domestic Restaurants	1,045	948

International Franchised Activity:
Beginning of period	106	76
Openings	6	7
Closures	—	—
Restaurants end of period	112	83

Total System-wide Restaurants	1,157	1,031
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
Same store sales. Same store sales reflects the change in year-over-year sales for the same store base. We define the same store base to include those restaurants open for at least 52 full weeks. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures. We review same store sales for company-owned restaurants as well as system-wide restaurants. Same store sales are driven by changes in transactions and average transaction size. Transaction size changes are driven by price changes or product mix shifts from either a change in the number of items purchased or shifts into higher/lower priced categories of items.

EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, net, income tax expense, and depreciation and amortization. Adjusted EBITDA represents EBITDA with further adjustments for transaction costs, gains and losses on the disposal of assets, and stock-based compensation expense. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in methods of calculation. For a reconciliation of net income to EBITDA and Adjusted EBITDA see the table below. For further discussion of EBITDA and Adjusted EBITDA as non-GAAP measures and how we utilize them see footnote 2 below.
The following table sets forth our key performance indicators as well as our total revenue and net income for the thirteen weeks ended March 31, 2018 and April 1, 2017 (dollars in thousands):

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Number of system-wide restaurants open at end of period	1,157	1,031
System-wide sales (1)	$312,981	$259,925
Domestic restaurant AUV	$1,120	$1,101
System-wide domestic same store sales growth	9.5%	(1.1)%
Company-owned domestic same store sales growth	12.5%	(5.1)%
Total revenue	$37,389	$33,410
Net income	$6,168	$6,257
Adjusted EBITDA (2)	$12,492	$9,535

(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.5% and 3.3% for the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
We define “EBITDA” as net income before interest expense, net, income tax expense, and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for transaction costs, gains and losses on the disposal of assets and stock-based compensation expense. There were no gains and losses on disposal of assets during the thirteen weeks ended March 31, 2018 and April 1, 2017. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations on a period-over-period basis and would ordinarily add back non-cash expenses such as depreciation and amortization, as well as items that are not part of normal day-to-day operations of our business.
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

•
to calculate incentive compensation payments for our employees, including assessing performance under our annual incentive compensation plan and determining the vesting of performance-based equity awards.

By providing these non-GAAP financial measures, together with a reconciliation to the most comparable GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, the instruments governing our indebtedness use EBITDA (with additional adjustments) to measure our compliance with covenants such as our fixed charge coverage, lease adjusted leverage and debt incurrence. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation, or as an alternative to, or a substitute for net income or other financial statement data presented in our consolidated financial statements as indicators of financial performance. Some of the limitations are:

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
Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments for transaction costs, gains and losses on disposal of assets and stock-based compensation, among other items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our restaurants and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management measure our core operating performance over time by removing items that are not related to day-to-day operations.
The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen weeks ended March 31, 2018 and April 1, 2017 (in thousands):

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Net income	$6,168	$6,257
Interest expense, net	1,736	1,299
Income tax expense	1,662	969
Depreciation and amortization	950	755
EBITDA	$10,516	$9,280
Additional adjustments:
Transaction costs (a)	1,462	—
Stock-based compensation expense (b)	514	255
Adjusted EBITDA	$12,492	$9,535

(a) Represents costs and expenses related to the refinancing of the 2016 Facility and payment of a special dividend; all transaction costs are included in SG&A.
(b) Includes non-cash, stock-based compensation.

Results of Operations
Thirteen Weeks Ended March 31, 2018 compared to Thirteen Weeks Ended April 1, 2017
The following table sets forth our results of operations for the thirteen weeks ended March 31, 2018 and April 1, 2017 (in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	March 31, 2018	April 1, 2017	$	%
Revenue:
Royalty revenue, franchise fees and other	$17,781	$17,596	$185	1.1%
Advertising fees and related income	8,605	7,268	1,337	18.4%
Company-owned restaurant sales	11,003	8,546	2,457	28.8%
Total revenue	37,389	33,410	3,979	11.9%
Costs and expenses:
Cost of sales (1)	7,397	6,600	797	12.1%
Advertising expenses	8,643	9,283	(640)	(6.9)%
Selling, general and administrative	10,833	8,247	2,586	31.4%
Depreciation and amortization	950	755	195	25.8%
Total costs and expenses	27,823	24,885	2,938	11.8%
Operating income	9,566	8,525	1,041	12.2%
Interest expense, net	1,736	1,299	437	33.6%
Income before income tax expense	7,830	7,226	604	8.4%
Income tax expense	1,662	969	693	71.5%
Net income	$6,168	$6,257	$(89)	(1.4)%

(1) Cost of sales excludes depreciation and amortization, which are presented separately, and includes advertising expenses incurred at company-owned restaurants.
Total revenue. During the thirteen weeks ended March 31, 2018, total revenue was $37.4 million, an increase of $4.0 million, or 11.9%, compared to $33.4 million in the comparable period in 2017.
Royalty revenue, franchise fees and other. During the thirteen weeks ended March 31, 2018, royalty revenue, franchise fees and other were $17.8 million, an increase of $0.2 million, or 1.1%, compared to $17.6 million in the comparable period in 2017. Royalty revenue increased $2.7 million due to 123 net franchise restaurant openings since April 1, 2017 and domestic same store sales growth of 9.5%. This increase was partially offset by a decrease in other revenue of $2.5 million, primarily due to a one-time payment received in conjunction with a vendor agreement executed during the thirteen weeks ended April 1, 2017.
Advertising fees and related income. During the thirteen weeks ended March 31, 2018, advertising fees and related income were $8.6 million, an increase of $1.3 million, or 18.4%, compared to $7.3 million in the comparable period in 2017. Advertising fees increased primarily due to the increase in system-wide sales in the thirteen weeks ended April 1, 2017 versus the thirteen weeks ended March 31, 2018.
Company-owned restaurant sales. During the thirteen weeks ended March 31, 2018, company-owned restaurant sales were $11.0 million, an increase of $2.5 million, or 28.8%, compared to $8.5 million in the comparable period in 2017. The increase is the result of $1.3 million in combined sales in the current fiscal first quarter related to the acquisition of two restaurants from a franchisee in the third quarter 2017 and the acquisition of one restaurant from a franchisee in the first quarter of 2018, and company-owned domestic same store sales growth of 12.5%, which was driven equally by an increase in transactions and an increase in average transaction size.
Cost of sales. During the thirteen weeks ended March 31, 2018, cost of sales was $7.4 million, an increase of $0.8 million, or 12.1%, compared to $6.6 million in the comparable period in 2017. Cost of sales as a percentage of company-owned restaurant sales was 67.2% in the quarter ended March 31, 2018 compared to 77.2% in the prior year.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	March 31, 2018	As a % of company-owned restaurant sales	April 1, 2017	As a % of company-owned restaurant sales

Cost of sales:
Food, beverage and packaging costs	$3,684	33.5%	$3,354	39.2%
Labor costs	2,385	21.7%	2,116	24.8%
Other restaurant operating expenses	1,606	14.6%	1,338	15.7%
Vendor rebates	(278)	(2.5)%	(208)	(2.4)%
Total cost of sales	$7,397	67.2%	$6,600	77.2%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 33.5% in the thirteen weeks ended March 31, 2018 compared to 39.2% in the comparable period in 2017. The decrease was primarily due to an 11.3% decrease in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 21.7% for the thirteen weeks ended March 31, 2018, compared to 24.8% in the comparable period in 2017. The decrease as a percentage of company-owned restaurant sales was primarily due to our ability to leverage costs due to the company-owned domestic same store sales increase of 12.5%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 14.6% for the thirteen weeks ended March 31, 2018 compared to 15.7% in the comparable period in 2017. The decrease as a percentage of company-owned restaurant sales was primarily due to our ability to leverage costs due to the company-owned domestic same store sales increase of 12.5%.
Advertising expenses. During the thirteen weeks ended March 31, 2018, advertising expenses were $8.6 million, a decrease of $0.6 million, compared to $9.3 million in the comparable period in 2017. Under the new accounting guidance, advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to actual timing of the advertising spend. In the prior year period, we received a one-time payment from a vendor, which was primarily used to fund our launch of national advertising, and resulted in a corresponding increase in advertising expense by approximately $1.9 million for the thirteen weeks ended April 1, 2017.
 Selling, general and administrative. During the thirteen weeks ended March 31, 2018, SG&A expense was $10.8 million, an increase of $2.6 million compared to $8.2 million in the comparable period in 2017. The increase in SG&A expense was primarily due to nonrecurring costs of $1.5 million related to the refinancing of the 2016 Facility (as defined herein) and subsequent special dividend payout, which occurred in the first quarter of 2018. The remaining increase was primarily due to an increase in payroll and benefit expenses related to planned headcount additions, as compared to the prior year period.
Depreciation and amortization. During the thirteen weeks ended March 31, 2018, depreciation expense was $1.0 million, an increase of $0.2 million, compared to $0.8 million in the comparable period in 2017. The increase in depreciation was primarily due to the capital expenditures as a result of the acquisition of more company-owned restaurants.
Interest expense, net. During the thirteen weeks ended March 31, 2018, interest expense was $1.7 million, an increase of $0.4 million compared to $1.3 million in the comparable period in 2017. The increase was primarily due to an increase in the principal amount of indebtedness and applicable interest rate related to the refinancing of the 2016 Facility in January 2018.
Income tax expense. Income tax expense was $1.7 million in the thirteen weeks ended March 31, 2018, yielding an effective tax rate of 21.2%, compared to an effective tax rate of 13.4% in the prior year. The increase in the effective tax rate was due to $0.4 million in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation in income tax expense compared to $1.7 million of excess tax benefits in the prior year period. The benefit was partially affected by the reduction in the federal statutory rate for thirteen weeks ended March 31, 2018 from 35% to 21% effective the first day of fiscal 2018.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	March 31, 2018	April 1, 2017	$	%
Revenue:
Franchise segment	$26,386	$24,864	$1,522	6.1%
Company segment	11,003	8,546	2,457	28.8%
Total segment revenue	$37,389	$33,410	$3,979	11.9%

Segment Profit:
Franchise segment	$8,387	$7,446	$941	12.6%
Company segment	2,641	1,079	1,562	144.8%
Total segment profit	$11,028	$8,525	$2,503	29.4%
Franchise segment. During the thirteen weeks ended March 31, 2018, franchise segment revenue was $26.4 million, an increase of $1.5 million, or 6.1%, compared to $24.9 million in the comparable period in 2017. Royalty revenue increased $2.7 million due to 123 net franchise restaurant openings since April 1, 2017 and domestic same store sales growth of 9.5%. Other revenue decreased $2.5 million, primarily due to a decrease in vendor rebates related to a one-time payment received in conjunction with a vendor agreement executed during the thirteen weeks ended April 1, 2017. Advertising fees and related income increased $1.3 million due to the increase in system-wide sales from April 1, 2017 to March 31, 2018
During the thirteen weeks ended March 31, 2018, franchise segment profit was $8.4 million, an increase of $0.9 million, or 12.6%, compared to $7.4 million in the comparable period in 2017 primarily due to the growth in franchise segment revenue.
Company segment. During the thirteen weeks ended March 31, 2018, company-owned restaurant sales were $11.0 million, an increase of $2.5 million, or 28.8%, compared to $8.5 million in the comparable period in 2017. The increase was the result of $1.3 million in combined sales related to the acquisition of two restaurants from a franchisee in the third quarter 2017 and the acquisition of one restaurant from a franchisee in the first quarter of 2018, and company-owned domestic same store sales growth of 12.5%.
During the thirteen weeks ended March 31, 2018, company segment profit was $2.6 million, an increase of $1.6 million, compared to $1.1 million in the comparable period in 2017. The increase was primarily due to an 11.3% decrease in the commodities rates for bone-in chicken wings, as well as the leveraging of fixed costs due to the company-owned same store sales growth of 12.5%.

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
The following table shows summary cash flows information for the thirteen weeks ended March 31, 2018 and April 1, 2017 (in thousands):

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Net cash provided by (used in):
Operating activities	$9,456	$7,364
Investing activities	(2,326)	(419)
Financing activities	(5,947)	(5,293)
Net change in cash and cash equivalents	$1,183	$1,652
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
Net cash provided by operating activities was $9.5 million in the thirteen weeks ended March 31, 2018, an increase of $2.1 million from $7.4 million in 2017. The increase was primarily due to the timing of changes in working capital.
Investing activities. Our net cash used in investing activities was $2.3 million in the thirteen weeks ended March 31, 2018, an increase of $1.9 million from $0.4 million used in investing activities in 2017. The increase was due to the acquisition of one restaurant from a franchisee during the first quarter 2018.
Financing activities. Our net cash used in financing activities was $5.9 million in the thirteen weeks ended March 31, 2018, an increase of $0.7 million from cash used in financing activities of $5.3 million in 2017. The increase was due to the payment of both a quarterly dividend and a special dividend totaling $94.8 million, as well as payment of deferred financing costs of $0.8 million related to the refinancing of the 2016 Facility in the current period. This was partially offset by net borrowings of long-term debt of $89.6 million during the thirteen weeks ended March 31, 2018, compared to net repayments of $5.9 million in the comparable period in 2017.
Senior secured credit facility. On January 30, 2018, we entered into an amended $250.0 million senior secured credit facility (the “2018 Facility”), which replaced the senior secured credit facility dated June 30, 2016 (the “2016 Facility”). The 2018 Facility consists of a term loan facility in the aggregate amount of $100.0 million and a revolving credit facility up to an aggregate amount of $150.0 million. The 2018 Facility has a five year term and matures on January 30, 2023.
We utilized approximately $230 million of proceeds from the 2018 Facility to refinance $133.8 million of indebtedness under the 2016 Facility and to pay a special cash dividend of $92.7 million to our stockholders. The 2018 Facility bears interest, at our option, at either the prime rate plus an applicable margin ranging from 0.75% to 1.75% or at an adjusted LIBOR rate plus an applicable margin ranging from 1.75% to 2.75%, in each case based on our lease adjusted leverage ratio.
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
As of March 31, 2018, the term loan facility and the revolving credit facility had outstanding balances of $98.8 million and $124.6 million, respectively, bearing interest at 3.63%.

Dividends. In August 2017, we announced that our board of directors authorized a regular dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our Board of Directors. A dividend of $0.07 was announced during the first quarter of 2018, which was paid on March 23, 2018. Subsequent to the first quarter, the Company’s Board of Directors approved a dividend of $0.07, to be paid on June 18, 2018.
In addition, we paid a special cash dividend of $3.17 per share on February 14, 2018 in connection with the 2018 Facility.
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
Contractual Obligations
In connection with the 2018 Facility, principal payments of $1,250,000 are due quarterly with all unpaid amounts due at maturity in January 2023.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations, except for leases, as of March 31, 2018.
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
Recent Accounting Pronouncements
See Note 1. “Basis of Presentation” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.
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
Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	our ability to effectively implement our growth strategy;

•	risks associated with changes in food and supply costs;

•	our relationships with our franchisees, as well as actions by franchisees that could harm our business;

•	our ability to identify, recruit and contract with a sufficient number of qualified franchisees;

•	our ability to effectively compete within our industry;

•	our ability to successfully expand into new markets;

•	risks associated with food safety, food-borne illness and other health concerns;

•	risks associated with interruptions in our supply chain;

•	our ability to implement our domestic and international growth strategies;

•	risks associated with the use and implementation of information technology;

•	risks associated with litigation against us or our franchisees;

•	our ability to comply with government regulations relating to food products and franchising, including increased costs associated with new or changing regulations;

•	risks associated with the geographic concentration of our business;

•	our ability to maintain adequate insurance coverage for our business;

•	our ability to successfully advertise and market our business;

•	risks associated with changes in customer preferences and perceptions;

•	our ability to protect our intellectual property, including trademarks and trade secrets; and

•	our ability to comply with the covenants and restrictions in the 2018 Facility.

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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for fresh bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 27.2% and 31.1% of our company-owned restaurant cost of sales during the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.2 million during the thirteen weeks ended March 31, 2018. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing arrangements with our suppliers, these arrangements cover our physical commodity needs, are not net-settled, and are accounted for as normal purchases.
Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under the 2018 Facility, which bears interest at variable rates. As of March 31, 2018, we had $223.4 million outstanding under the 2018 Facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. A hypothetical 1.0% percentage point increase or decrease in the interest rate associated with our credit facilities would have resulted in a $2.2 million impact on interest expense on an annualized basis.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Item 1A.     Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 30, 2017.
There have been no material changes to our Risk Factors as previously reported.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.    Exhibits
Index to Exhibits

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Wingstop Inc. filed as exhibit 3.1 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

3.2
Amended and Restated Bylaws of Wingstop Inc. filed as exhibit 3.2 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

10.1
Credit Agreement dated January 30, 2018, by and among Wingstop, Inc., as borrower and guarantor, Wells Fargo Bank, National Association, as administrative agent and issuing lender, and Wells Fargo Securities, LLC, Citizens Bank, National Association, and Fifth Third Bank as joint lead arrangers and joint book runners filed as exhibit 10.1 to the Current Report on Form 8-K of the Company on January 30, 2018 and incorporated herein by reference

10.2
Employment Agreement, dated January 11, 2018, among Wingstop Restaurants Inc. and Lawrence Kruguer filed as exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 filed on February 23, 2018 and incorporated herein by reference

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

Wingstop Inc.
(Registrant)

Date:	May 4, 2018	By:	/s/ Charles R. Morrison
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2018	By:	/s/ Michael J. Skipworth
Chief Financial Officer
(Principal Financial and Accounting Officer)