Form 10-Q
period 2018-06-30
Wingstop Inc.
filed 2018-08-03
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On August 3, 2018 there were 29,274,917 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	June 30, 2018	December 30, 2017
	(Unaudited)	As adjusted*
Assets
Current assets
Cash and cash equivalents	$3,147	$4,063
Accounts receivable, net	4,484	4,567
Prepaid expenses and other current assets	3,262	4,334
Advertising fund assets, restricted	3,474	2,944
Total current assets	14,367	15,908
Property and equipment, net	6,328	5,826
Goodwill	49,655	46,557
Trademarks	32,700	32,700
Customer relationships, net	14,900	15,567
Other non-current assets	6,122	3,278
Total assets	$124,072	$119,836
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$1,898	$1,752
Other current liabilities	10,646	10,929
Current portion of debt	5,000	3,500
Advertising fund liabilities	3,474	2,944
Total current liabilities	21,018	19,125
Long-term debt, net	214,569	129,841
Deferred revenues, net of current	21,362	21,226
Deferred income tax liabilities, net	5,763	5,920
Other non-current liabilities	2,057	2,142
Total liabilities	264,769	178,254
Commitments and contingencies (see Note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,271,543 and 29,092,669 shares issued and outstanding as of June 30, 2018 and December 30, 2017, respectively	293	291
Additional paid-in-capital	38	262
Accumulated deficit	(141,028)	(58,971)
Total stockholders' deficit	(140,697)	(58,418)
Total liabilities and stockholders' deficit	$124,072	$119,836
*See Note 1.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
		As adjusted*		As adjusted*
Revenue:
Royalty revenue, franchise fees and other	$17,204	$15,267	$34,985	$32,863
Advertising fees and related income	8,355	7,466	16,960	14,734
Company-owned restaurant sales	11,478	8,845	22,481	17,391
Total revenue	37,037	31,578	74,426	64,988
Costs and expenses:
Cost of sales (1)	7,745	6,867	15,142	13,467
Advertising expenses	8,209	7,574	16,852	16,857
Selling, general and administrative	10,078	8,180	20,911	16,427
Depreciation and amortization	1,079	771	2,029	1,526
Total costs and expenses	27,111	23,392	54,934	48,277
Operating income	9,926	8,186	19,492	16,711
Interest expense, net	2,342	1,307	4,078	2,606
Income before income tax expense	7,584	6,879	15,414	14,105
Income tax expense	745	1,972	2,407	2,941
Net income	$6,839	$4,907	$13,007	$11,164

Earnings per share
Basic	$0.23	$0.17	$0.45	$0.39
Diluted	$0.23	$0.17	$0.44	$0.38

Weighted average shares outstanding
Basic	29,230	29,032	29,173	28,964
Diluted	29,528	29,394	29,509	29,361

Dividends per share	$0.07	$—	$3.31	$—

(1) Cost of sales excludes depreciation and amortization, which are presented separately, and includes advertising expenses incurred at company-owned restaurants.

* See Note 1.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	June 30, 2018	July 1, 2017
		As adjusted*

Operating activities
Net income	$13,007	$11,164
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,029	1,526
Deferred income taxes	(157)	(506)
Stock-based compensation expense	1,256	541
Amortization of debt issuance costs	175	146
Changes in operating assets and liabilities:
Accounts receivable	83	(619)
Prepaid expenses and other assets	(211)	(568)
Advertising fund assets and liabilities, net	189	(121)
Accounts payable and other current liabilities	909	(2,281)
Deferred revenue	351	1,366
Other non-current liabilities	(86)	(83)
Cash provided by operating activities	17,545	10,565

Investing activities
Purchases of property and equipment	(1,311)	(1,301)
Acquisition of restaurant from franchisee	(5,996)	—
Cash used in investing activities	(7,307)	(1,301)

Financing activities
Proceeds from exercise of stock options	455	1,062
Borrowings of long-term debt	230,108	—
Repayments of long-term debt	(143,750)	(9,750)
Payment of deferred financing costs	(782)	—
Tax payments for restricted stock upon vesting	(142)	—
Dividends paid	(96,854)	—
Cash used in financing activities	(10,965)	(8,688)

Net change in cash, cash equivalents, and restricted cash	(727)	576
Cash, cash equivalents, and restricted cash at beginning of period	6,392	5,693
Cash, cash equivalents, and restricted cash at end of period	$5,665	$6,269
*See Note 1.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation
Basis of Presentation
Wingstop Inc., through its primary operating subsidiary, Wingstop Restaurants Inc. (“WRI”), collectively referred to as “Wingstop” or the “Company,” is in the business of franchising and operating Wingstop restaurants. As of June 30, 2018, 1,040 franchised restaurants were in operation domestically, and 122 international franchised restaurants were in operation across nine countries. As of June 30, 2018, the Company owned and operated 26 restaurants.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Balance sheet amounts are as of June 30, 2018 and December 30, 2017 and operating results are for the thirteen and twenty-six weeks ended June 30, 2018 and July 1, 2017.
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
The Ad Fund contribution collected from Wingstop restaurant franchisees and company-owned and operated restaurants is equal to 3% of gross sales. For the twenty-six weeks ended June 30, 2018 and July 1, 2017, the Company contributed $1.9 million and $3.8 million, respectively, for the purpose of supplementing the national advertising campaign, which were included in Advertising expenses in the Consolidated Statements of Operations.
The Company consolidates and reports all assets and liabilities of the Ad Fund as restricted assets of the Ad Fund and liabilities of the Ad Fund within current assets and current liabilities, respectively, in the Consolidated Balance Sheets. The assets and liabilities of the Ad Fund consist primarily of cash, receivables, accrued expenses, other liabilities and any cumulative surplus related to the Ad Fund. Under the Company’s franchise agreements, contributions to the Ad Fund are restricted to advertising, public relations, merchandising, similar activities, and administrative expenses to increase sales and further enhance the public reputation of the Wingstop brand. The aforementioned administrative expenses may also include personnel expenses and allocated costs incurred by the Company which are directly associated with administering the Ad Fund, as outlined in the provisions of the applicable franchise agreements. Total cash balances related to the Ad Fund as of June 30, 2018 and December 30, 2017 were $2.5 million and $2.3 million, respectively.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

beginning in the first quarter of fiscal year 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. This new guidance requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We anticipate implementing the standard by taking advantage of the practical expedient option. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. We expect that adoption of the new guidance will have a material impact on the consolidated balance sheets due to the recognition of the right-of-use asset and lease liability related to our current operating leases. The process of evaluating the full impact of the new guidance on our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in fiscal 2018.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740). ASU 2018-05 provides guidance on accounting for the income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Act”), which impacts U.S. corporate tax rates, business-related exclusions, and deductions and credits. The Act also has tax consequences for many companies that operate internationally. The Company recognized the income tax effects of the Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of Accounting Standards Codification (“ASC”) Topic 740, "Income Taxes," in the reporting period in which the Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined.

The Company will continue to analyze additional information and guidance related to the Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of June 30, 2018, and we will continue to refine such amounts within the measurement period provided by Staff Accounting Bulletin No. 118. We expect to complete our analysis no later than the fourth quarter of 2018.

Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded nearly all existing revenue recognition guidance. The new guidance provided a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services.
The Company adopted this new guidance effective the first day of fiscal year 2018, using the full retrospective transition method, which resulted in adjusting each prior reporting period presented and a cumulative effect adjustment, which was recorded as of the first day of 2016. The adoption changed the timing of recognition of initial franchise fees, development fees, territory fees for our international business and renewal and transfer fees, as well as the reporting of Ad Fund contributions and related expenditures. See Note 11 for further discussion.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the effect of the adoption of ASU 2014-09 on our consolidated statements of operations for the thirteen weeks ended July 1, 2017 (in thousands, except per share amounts):

		Adjustments for adoption of ASU 2014-09
	As reported	Franchise Fees	Advertising	As Adjusted
Revenue:
Royalty revenue, franchise fees and other	$15,827	$(560)	$—	$15,267
Advertising fees and related income	—	—	7,466	7,466
Company-owned restaurant sales	8,845	—	—	8,845
Total revenue	24,672	(560)	7,466	31,578
Costs and expenses:
Cost of sales (1)	6,867	—	—	6,867
Advertising expenses	—	—	7,574	7,574
Selling, general and administrative	8,288	—	(108)	8,180
Depreciation and amortization	771	—	—	771
Total costs and expenses	15,926	—	7,466	23,392
Operating income	8,746	(560)	—	8,186
Interest expense, net	1,307	—	—	1,307
Income before income tax expense	7,439	(560)	—	6,879
Income tax expense	2,174	(202)	—	1,972
Net income	$5,265	$(358)	$—	$4,907

Earnings per share
Basic	$0.18	$(0.01)	$—	$0.17
Diluted	$0.18	$(0.01)	$—	$0.17

(1) Cost of sales excludes depreciation and amortization, which are presented separately, and includes advertising expenses incurred at company-owned restaurants.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the effect of the adoption of ASU 2014-09 on our consolidated statements of operations for the twenty-six weeks ended July 1, 2017 (in thousands, except per share amounts):

		Adjustments for adoption of ASU 2014-09
	As reported	Franchise Fees	Advertising	As Adjusted
Revenue:
Royalty revenue, franchise fees and other	$33,850	$(987)	$—	$32,863
Advertising fees and related income	—	—	14,734	14,734
Company-owned restaurant sales	17,391	—	—	17,391
Total revenue	51,241	(987)	14,734	64,988
Costs and expenses:
Cost of sales (1)	13,467	—	—	13,467
Advertising expenses	—	—	16,857	16,857
Selling, general and administrative	18,550	—	(2,123)	16,427
Depreciation and amortization	1,526	—	—	1,526
Total costs and expenses	33,543	—	14,734	48,277
Operating income	17,698	(987)	—	16,711
Interest expense, net	2,606	—	—	2,606
Income before income tax expense	15,092	(987)	—	14,105
Income tax expense	3,297	(356)	—	2,941
Net income	$11,795	$(631)	$—	$11,164

Earnings per share
Basic	$0.41	$(0.02)	$—	$0.39
Diluted	$0.40	$(0.02)	$—	$0.38

(1) Cost of sales excludes depreciation and amortization, which are presented separately, and includes advertising expenses incurred at company-owned restaurants.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the effect of the adoption of ASU 2014-09 and ASU 2016-18 on our consolidated statements of cash flows for the twenty-six weeks ended July 1, 2017 (in thousands):

	As reported	Adjustments for adoption of ASU 2014-09	Adjustments for adoption of ASU 2016-18	As adjusted
Operating activities
Net income	$11,795	$(631)	$—	$11,164
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,526	—	—	1,526
Deferred income taxes	(149)	(357)	—	(506)
Stock-based compensation expense	541	—	—	541
Amortization of debt issuance costs	146	—	—	146
Changes in operating assets and liabilities:
Accounts receivable	(619)	—	—	(619)
Prepaid expenses and other assets	(568)	—	—	(568)
Advertising fund assets and liabilities, net	—	—	(121)	(121)
Accounts payable and other current liabilities	(2,281)	—	—	(2,281)
Deferred revenue	378	988	—	1,366
Other non-current liabilities	(83)	—	—	(83)
Cash provided by operating activities	10,686	—	(121)	10,565

Investing activities
Purchases of property and equipment	(1,301)	—	—	(1,301)
Cash used in investing activities	(1,301)	—	—	(1,301)

Financing activities
Proceeds from exercise of stock options	1,062	—	—	1,062
Repayments of long-term debt	(9,750)	—	—	(9,750)
Cash used in financing activities	(8,688)	—	—	(8,688)

Net change in cash, cash equivalents, and restricted cash	697	—	(121)	576
Cash, cash equivalents, and restricted cash at beginning of period	3,750		1,943	5,693
Cash, cash equivalents, and restricted cash at end of period	$4,447		$1,822	$6,269
(2)    Earnings per Share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted stock units, determined using the treasury stock method.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Basic weighted average shares outstanding	29,230	29,032	29,173	28,964
Dilutive shares	298	362	336	397
Diluted weighted average shares outstanding	29,528	29,394	29,509	29,361
For the thirteen weeks ended June 30, 2018 and July 1, 2017, respectively, approximately 2,000 and 3,000 equity awards were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
For the twenty-six weeks ended June 30, 2018 and July 1, 2017, respectively, approximately 13,000 and 20,000 equity awards were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Dividends
In each of the first two quarters of 2018, the Company’s Board of Directors approved a quarterly dividend of $0.07 per share of common stock, with aggregate dividends of $4.2 million, or $0.14 per common share, paid during the twenty-six weeks ended June 30, 2018. On January 30, 2018, the Company’s Board of Directors declared a special cash dividend of $3.17 per share, which was paid on February 14, 2018, totaling $92.7 million.
Subsequent to the second quarter, on August 2, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.09 per share of common stock for stockholders of record as of September 4, 2018, to be paid on September 18, 2018, totaling approximately $2.6 million.
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	June 30, 2018		December 30, 2017
		Carrying Value (2)	Fair Value (1)	Carrying Value (2)	Fair Value (1)
Senior Secured Credit Facility:
Term loan facility	Level 2	$97,500	$97,500	$64,750	$64,750
Revolving credit facility	Level 2	$122,608	$122,608	$69,000	$69,000
(1) The fair value of long-term debt was estimated using available market information.
(2) Excluding issuance costs netted on the Consolidated Balance Sheet.
The Company also measures certain non-financial assets at fair value on a non-recurring basis, primarily long-lived assets, intangible assets and goodwill, in connection with its periodic evaluations of such assets for potential impairment.
(5)    Income Taxes
Income tax expense and the effective tax rate were $0.7 million and 9.8%, respectively, for the thirteen weeks ended June 30, 2018, and $2.0 million and 28.7%, respectively, for the thirteen weeks ended July 1, 2017. Income tax expense and the effective

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

tax rate were $2.4 million and 15.6%, respectively, for the twenty-six weeks ended June 30, 2018, and $2.9 million and 20.9%, respectively, for the twenty-six weeks ended July 1, 2017.
Income tax expense for the thirteen and twenty-six weeks ended June 30, 2018 includes $1.2 million and $1.5 million, respectively, in tax benefits resulting from the recognition of excess tax benefits from stock based compensation, compared to $0.7 million and $2.4 million of tax benefits recognized in the thirteen and twenty-six weeks ended July 1, 2017, respectively. Income tax expense for the thirteen and twenty-six weeks ended June 30, 2018 also reflects the reduction in the federal statutory rate from 35% to 21% effective the first day of fiscal 2018.
(6)    Debt Obligations
On January 30, 2018, the Company entered into an amended senior secured credit facility (the “2018 Facility”), which replaced its senior secured credit facility dated June 30, 2016 (the “2016 Facility”). The 2018 Facility includes a term loan facility in an aggregate principal amount of $100 million and a revolving credit facility up to an aggregate principal amount of $150 million. The Company used the proceeds from the 2018 Facility to refinance $133.8 million of indebtedness under the 2016 Facility and to pay a special dividend of $92.7 million to its stockholders. Borrowings under the facility bear interest, payable quarterly, at the Company’s option, at the base rate plus a margin (0.75% to 1.75%, dependent on the Company’s reported leverage ratio) or LIBOR plus a margin (1.75% to 2.75%, dependent on the Company’s reported leverage ratio). The 2018 Facility matures in January 2023.
As of June 30, 2018, the term loan facility and the revolving credit facility had outstanding balances of $97.5 million and $122.6 million, respectively, bearing interest at 4.59%.
During the twenty-six weeks ended June 30, 2018, the Company made payments of $7.5 million and $2.5 million on the outstanding principal balance of its revolving credit facility and term loan facility, respectively, under the 2018 Facility.
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
The 2018 Facility is secured by substantially all assets of the Company and requires compliance with certain financial and non-financial covenants. As of June 30, 2018, the Company was in compliance with all covenants.
As of June 30, 2018, the scheduled principal payments on debt outstanding under the 2018 Facility were as follows (in thousands):

Remainder of fiscal year 2018	$2,500
Fiscal year 2019	3,750
Fiscal year 2020	5,000
Fiscal year 2021	5,000
Fiscal year 2022	6,250
Fiscal year 2023	197,608
Total	$220,108
(7)    Commitments and Contingencies
WRI leases certain office and retail space and equipment under non-cancelable operating leases with terms expiring at various dates through April 2033.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A schedule of future minimum rental payments required under our operating leases, excluding contingent rent, that have initial or remaining non-cancelable lease terms in excess of one year, as of June 30, 2018, is as follows (in thousands):

Remainder of fiscal year 2018	$956
Fiscal year 2019	1,824
Fiscal year 2020	1,700
Fiscal year 2021	1,547
Fiscal year 2022	1,494
Fiscal year 2023	1,296
Thereafter	4,121
Total	$12,938
Rent expense under cancelable and non-cancelable leases was $561,000 and $489,000 for the thirteen weeks ended June 30, 2018 and July 1, 2017, respectively, and $1.1 million and $980,000 for the twenty-six weeks ended June 30, 2018 and July 1, 2017, respectively.
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
(8)    Stock-Based Compensation
Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized $1.3 million in stock compensation expense for the twenty-six weeks ended June 30, 2018, with a corresponding increase to additional paid-in-capital. Stock compensation expense is included in SG&A in the Consolidated Statements of Operations.
Stock Options
The following table summarizes stock option activity (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 30, 2017	420	$5.45	$14,068	5.7
Options granted	2	44.03
Options exercised	(136)	3.34
Options canceled	(27)	6.68
Outstanding - June 30, 2018	259	$5.88	$11,963	5.3
The total grant-date fair value of stock options vested during the twenty-six weeks ended June 30, 2018 was $0.5 million. The total intrinsic value of stock options exercised during the twenty-six weeks ended June 30, 2018 was $6.3 million. As of June 30, 2018, total unrecognized compensation expense related to unvested stock options was $0.6 million, which is expected to be recognized over a weighted-average period of 1.4 years.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Restricted Stock Units and Performance Stock Units
The following table summarizes activity related to restricted stock units and performance stock units (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 30, 2017	94	$27.11	86	$27.63
Units granted	59	44.25	54	44.27
Units vested	(28)	26.74	(14)	26.25
Units canceled	(12)	27.83	(7)	26.30
Outstanding - June 30, 2018	113	$36.07	119	$38.31
The fair value of restricted stock units and performance stock units is based on the closing market price of the stock on the date of grant. The restricted stock units granted during the twenty-six weeks ended June 30, 2018 vest over a three year service period. As of June 30, 2018, total unrecognized compensation expense related to unvested restricted stock units was $3.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.
The performance stock units vest based on the outcome of certain performance criteria. For performance stock units granted during the twenty-six weeks ended June 30, 2018, the amount of units that can be earned range from 0% to 100% of the number of performance awards granted, based on the achievement of certain adjusted EBITDA targets, as defined by the applicable award agreement, over a performance period of one to three years. The compensation expense related to the performance stock units is recognized over the vesting period when the achievement of the performance conditions become probable. During the twenty-six weeks ended June 30, 2018, there was a modification to certain awards resulting in additional compensation expense of $0.9 million over the remaining term of the awards.
As of June 30, 2018, total unrecognized compensation expense related to unvested performance stock units was $4.1 million, which is expected to be recognized over a weighted-average period of 2.0 years.
Restricted Stock Awards
The fair value of the non-vested restricted stock awards is based on the closing price on the date of grant. As of June 30, 2018, total unrecognized compensation expense related to unvested restricted stock awards was $0.5 million, which will be recognized over a weighted average period of approximately 2.1 years.
(9)    Business Segments
The Company’s business operates in two segments: the “Franchise” segment and the “Company” segment. The Franchise segment consists of domestic and international franchise restaurants, which represent the majority of our system-wide restaurants. As of June 30, 2018, the franchise operations segment consisted of 1,162 restaurants operated by Wingstop franchisees in the United States and nine countries outside of the United States as compared to 1,035 franchised restaurants in operation as of July 1, 2017. Franchise operations revenue consists primarily of franchise royalty revenue, advertising fee revenue, franchise and development fees revenue, international territory fees, and other revenue.
As of June 30, 2018, the Company segment consisted of 26 company-owned restaurants, located in the United States, as compared to 21 company-owned restaurants as of July 1, 2017. Company restaurant sales are comprised of food and beverage sales at company-owned restaurants. Company restaurant expenses are operating expenses at company-owned restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Information on segments and a reconciliation to income before taxes are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
		As adjusted*		As adjusted*
Revenue:
Franchise segment	$25,559	$22,733	$51,945	$47,597
Company segment	11,478	8,845	22,481	17,391
Total segment revenue	$37,037	$31,578	$74,426	$64,988

Segment Profit:
Franchise segment	$7,175	$7,108	$15,562	$14,554
Company segment	2,751	1,078	5,392	2,157
Total segment profit	9,926	8,186	20,954	16,711
Corporate and other (1)	—	—	1,462	—
Interest expense, net	2,342	1,307	4,078	2,606
Income before taxes	$7,584	$6,879	$15,414	$14,105

(1) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of expenses associated with the refinancing of the 2016 Facility and payment of a special dividend.
* See Note 1.
(10)    Restaurant Acquisitions
On February 19, 2018, April 16, 2018 and May 1, 2018, the Company acquired one existing restaurant from three separate franchisees. The total purchase prices were $1.9 million, $1.9 million, and $2.2 million, respectively, which were funded by cash flows from operations.
The following table summarizes the preliminary allocations of the purchase prices to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisitions (in thousands):

	Purchase Price Allocation
	February 19, 2018	April 16, 2018	May 1, 2018
	Acquisition	Acquisition	Acquisition
Working capital	$4	$20	$7
Property and equipment	26	160	28
Reacquired franchise rights	541	1,277	887
Goodwill	1,331	458	1,309
Gift card liability	(2)	—	—
Total purchase price	$1,900	$1,915	$2,231
The results of the operations of these locations are included in our Consolidated Statements of Operations as of the date of acquisitions. The acquisitions were accounted for as business combinations.
The estimates of fair value are preliminary, and are therefore subject to further refinement. The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill and is attributable to the benefits expected as a result of the acquisition, including sales and unit growth opportunities. As of June 30, 2018, $3.1 million of the goodwill from these acquisitions is expected to be deductible for federal income tax purposes.
Pro-forma financial information of the combined entities is not presented due to the immaterial impact of the financial results of the acquired restaurants on our consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The fair value measurements of tangible and intangible assets and liabilities as of the acquisition dates are based on significant inputs not observed in the market and thus represents a Level 3 fair value measurement. Fair value measurements for reacquired franchise rights were determined using the income approach. Fair value measurements for property and equipment were determined using the cost approach.
(11)    Revenue from Contracts with Customers
Revenue from contracts with customers consist primarily of royalties, advertising fund contributions, initial and renewal franchise fees and upfront fees from development agreements and international territory agreements. These performance obligations under franchise agreements consist of (a) a franchise license, (b) pre-opening services, such as training, and (c) ongoing services, such as management of the Ad Fund, development of training materials and menu items and restaurant monitoring. These performance obligations are highly interrelated so they are not considered to be individually distinct and therefore are accounted for as a single performance obligation, which is satisfied by providing a right to use our intellectual property over the term of each franchise agreement.
Royalties, including franchisee contributions to the advertising fund, are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement. Initial and renewal franchise fees are payable by the franchisee prior to the restaurant opening or at the time of a renewal of an existing franchise agreement. Franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to the performance obligation under the franchise agreement and are recognized as franchise sales occur. Additionally, initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement. The performance obligation under development agreements and international territory agreements generally consists of an obligation to grant exclusive development rights over a stated term. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for development rights are deferred and apportioned to each franchise restaurant opened by the franchisee. The pro rata amount apportioned to each restaurant is accounted for as an initial franchise fee.
The following table represents a disaggregation of revenue from contracts with customers for the thirteen and twenty-six weeks ended June 30, 2018 and July 1, 2017 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
		As adjusted*		As adjusted*
Royalty revenue	$14,950	$13,133	$30,336	$25,824
Advertising fees and related income	8,355	7,466	16,960	14,734
Franchise fees	618	527	1,304	1,268
* See Note 1.
Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. Approximately $9.3 million and $10.1 million of deferred revenue as of June 30, 2018 and December 30, 2017, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.7 years. The Company does not have any material contract assets as of June 30, 2018.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Wingstop Inc. (collectively with its direct and indirect subsidiaries on a consolidated basis, “Wingstop,” the “Company,” “we,” “our,” or “us”) should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (our “Annual Report”). The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Special Note Regarding Forward-Looking Statements,” below, and “Risk Factors” on page 15 of our Annual Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a 52 or 53 week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Fiscal years 2018 and 2017 each contain 52 weeks.
Amounts presented in this Part I, Item 2 for the thirteen and twenty-six weeks ended July 1, 2017 have been retrospectively adjusted to reflect the adoption of ASU 2014-09. See Note 1 to our consolidated financial statements, Basis of Presentation, for more information regarding such adjustment.
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

We offer 11 bold, distinctive, and craveable flavors on our bone-in and boneless chicken wings, paired with hand-cut, seasoned fries and sides made fresh daily. Our menu is highly-customizable for different dining occasions, and we believe it delivers a compelling value proposition for groups, families, and individuals. We have broad and growing consumer appeal anchored by a sought after core demographic of 18-34 year old Millennials, which we believe is a loyal consumer group that dines at fast casual restaurants more frequently than other groups.

Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of June 30, 2018, we had a total 1,188 restaurants across 43 states and ten countries in our system. Our restaurant base is 98% franchised, with 1,162 franchised locations (including 122 international locations) and 26 company-owned restaurants.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Domestic Franchised Activity:
Beginning of period	1,021	927	1,004	901
Openings	21	23	43	51
Closures	—	(4)	(4)	(6)
Acquired by Company	(2)	—	(3)	—
Restaurants end of period	1,040	946	1,040	946

Domestic Company-Owned Activity:
Beginning of period	24	21	23	21
Openings	—	—	—	—
Closures	—	—	—	—
Acquired from franchisees	2	—	3	—
Restaurants end of period	26	21	26	21

Total Domestic Restaurants	1,066	967	1,066	967

International Franchised Activity:
Beginning of period	112	83	106	76
Openings	10	8	16	15
Closures	—	(2)	—	(2)
Restaurants end of period	122	89	122	89

Total System-wide Restaurants	1,188	1,056	1,188	1,056
System-wide sales. System-wide sales represents net sales for all of our company-owned and franchised restaurants, with franchised restaurant sales reported by franchisees. While we do not record franchised restaurant sales as revenue, our royalty revenue is calculated based on a percentage of franchised restaurant sales, which generally ranges from 5.0% to 6.0% of gross sales, net of discounts. This measure allows management to better assess changes in our royalty revenue, our overall store performance, the health of our brand, and the strength of our market position relative to competitors. Our system-wide sales growth is driven by new restaurant openings as well as increases in same store sales.
Average unit volume (“AUV”). AUV consists of the average annual sales of all restaurants that have been open for a trailing 52-week period or longer. This measure is calculated by dividing sales during the applicable period for all restaurants being measured by the number of restaurants being measured. Domestic AUV includes revenue from both company-owned and franchised restaurants. AUV allows management to assess our company-owned and franchised restaurant economics. Changes in AUV are primarily driven by increases in same store sales and are also influenced by opening new restaurants.
Same store sales. Same store sales reflects the change in year-over-year sales for the same store base. We define the same store base to include those restaurants open for at least 52 full weeks. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures. We review same store sales for company-owned restaurants as well as system-wide restaurants. Same store sales are driven by changes in transactions and average transaction size. Transaction size changes are driven by price changes or product mix shifts from either a change in the number of items purchased or shifts into higher or lower priced categories of items.

EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, net, income tax expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for transaction costs, gains and losses on the disposal of assets, and stock-based compensation expense. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies due to differences in methods of calculation. For a reconciliation of net income to EBITDA and Adjusted EBITDA see the table below. For further discussion of EBITDA and Adjusted EBITDA as non-GAAP measures and how we utilize them, see footnote 2 below.
The following table sets forth our key performance indicators as well as our total revenue and net income for the thirteen and twenty-six weeks ended June 30, 2018 and July 1, 2017 (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Number of system-wide restaurants open at end of period	1,188	1,056	1,188	1,056
System-wide sales (1)	$304,858	$268,504	$617,838	$528,420
Domestic restaurant AUV	$1,124	$1,095	$1,124	$1,095
System-wide domestic same store sales growth	4.3%	2.0%	6.8%	0.5%
Company-owned domestic same store sales growth	3.5%	0.8%	7.7%	(2.1)%
Total revenue	$37,037	$31,578	$74,426	$64,988
Net income	$6,839	$4,907	$13,007	$11,164
Adjusted EBITDA (2)	$11,747	$9,243	$24,239	$18,778

(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.8% and 3.3% for the thirteen weeks ended June 30, 2018 and July 1, 2017, respectively, and was 3.6% and 3.3% for the twenty-six weeks ended June 30, 2018 and July 1, 2017, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
(2) EBITDA and Adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity.
We define “EBITDA” as net income before interest expense, net, income tax expense, and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for transaction costs, gains and losses on the disposal of assets, and stock-based compensation expense. There were no gains or losses on disposal of assets during the thirteen and twenty-six weeks ended June 30, 2018 and July 1, 2017. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations on a period-over-period basis and would ordinarily add back non-cash expenses such as depreciation and amortization, as well as items that are not part of normal day-to-day operations of our business.
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

By providing these non-GAAP financial measures, together with a reconciliation to the most comparable GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, the instruments governing our indebtedness use EBITDA (with additional adjustments) to measure our compliance with covenants, such as our fixed charge coverage, lease adjusted leverage, and debt incurrence. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation, or as an alternative to, or a substitute for net income or other financial statement data presented in our consolidated financial statements as indicators of financial performance. Some of the limitations are:

•	such measures do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	such measures do not reflect changes in, or cash requirements for, our working capital needs;

•	such measures do not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•	such measures do not reflect our tax expense or the cash requirements to pay our taxes;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.
Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments for transaction costs, gains and losses on disposal of assets, and stock-based compensation, among other items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our restaurants, and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management measure our core operating performance over time by removing items that are not related to day-to-day operations.
The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and twenty-six weeks ended June 30, 2018 and July 1, 2017 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$6,839	$4,907	$13,007	$11,164
Interest expense, net	2,342	1,307	4,078	2,606
Income tax expense	745	1,972	2,407	2,941
Depreciation and amortization	1,079	771	2,029	1,526
EBITDA	$11,005	$8,957	$21,521	$18,237
Additional adjustments:
Transaction costs (a)	—	—	1,462	—
Stock-based compensation expense (b)	742	286	1,256	541
Adjusted EBITDA	$11,747	$9,243	$24,239	$18,778

(a) Represents costs and expenses related to the refinancing of the senior secured credit facility dated June 30, 2016 (the “2016 Facility”) and payment of a special dividend; all transaction costs are included in selling, general and administrative expenses (“SG&A”).
(b) Includes non-cash, stock-based compensation.

Results of Operations
Thirteen Weeks Ended June 30, 2018 compared to Thirteen Weeks Ended July 1, 2017
The following table sets forth our results of operations for the thirteen weeks ended June 30, 2018 and July 1, 2017 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	June 30, 2018	July 1, 2017	$	%
Revenue:
Royalty revenue, franchise fees and other	$17,204	$15,267	$1,937	12.7%
Advertising fees and related income	8,355	7,466	889	11.9%
Company-owned restaurant sales	11,478	8,845	2,633	29.8%
Total revenue	37,037	31,578	5,459	17.3%
Costs and expenses:
Cost of sales (1)	7,745	6,867	878	12.8%
Advertising expenses	8,209	7,574	635	8.4%
Selling, general and administrative	10,078	8,180	1,898	23.2%
Depreciation and amortization	1,079	771	308	39.9%
Total costs and expenses	27,111	23,392	3,719	15.9%
Operating income	9,926	8,186	1,740	21.3%
Interest expense, net	2,342	1,307	1,035	79.2%
Income before income tax expense	7,584	6,879	705	10.2%
Income tax expense	745	1,972	(1,227)	(62.2)%
Net income	$6,839	$4,907	$1,932	39.4%

(1) Cost of sales excludes depreciation and amortization, which are presented separately, and includes advertising expenses incurred at company-owned restaurants.
Total revenue. During the thirteen weeks ended June 30, 2018, total revenue was $37.0 million, an increase of $5.5 million, or 17.3%, compared to $31.6 million in the comparable period in 2017.
Royalty revenue, franchise fees and other. During the thirteen weeks ended June 30, 2018, royalty revenue, franchise fees and other was $17.2 million, an increase of $1.9 million, or 12.7%, compared to $15.3 million in the comparable period in 2017. Royalty revenue increased $1.8 million due to 127 net franchise restaurant openings since July 1, 2017 and domestic same store sales growth of 4.3%.
Advertising fees and related income. During the thirteen weeks ended June 30, 2018, advertising fees and related income was $8.4 million, an increase of $0.9 million, or 11.9%, compared to $7.5 million in the comparable period in 2017. Advertising fees increased primarily due to the increase in system-wide sales in the thirteen weeks ended June 30, 2018 compared to the thirteen weeks ended July 1, 2017.
Company-owned restaurant sales. During the thirteen weeks ended June 30, 2018, company-owned restaurant sales were $11.5 million, an increase of $2.6 million, or 29.8%, compared to $8.8 million in the comparable period in 2017. The increase was primarily due to the acquisition of five franchised restaurants since the prior year comparable period resulting in additional sales of $2.3 million and company-owned domestic same store sales growth of 3.5%, which was driven by an increase in average transaction size.
Cost of sales. During the thirteen weeks ended June 30, 2018, cost of sales was $7.7 million, an increase of $0.9 million, or 12.8%, compared to $6.9 million in the comparable period in 2017. Cost of sales as a percentage of company-owned restaurant sales was 67.5% in the thirteen weeks ended June 30, 2018 compared to 77.6% in the comparable period in 2017.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	June 30, 2018	As a % of company-owned restaurant sales	July 1, 2017	As a % of company-owned restaurant sales

Cost of sales:
Food, beverage and packaging costs	$3,696	32.2%	$3,512	39.7%
Labor costs	2,549	22.2%	2,124	24.0%
Other restaurant operating expenses	1,789	15.6%	1,459	16.5%
Vendor rebates	(289)	(2.5)%	(228)	(2.6)%
Total cost of sales	$7,745	67.5%	$6,867	77.6%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 32.2% in the thirteen weeks ended June 30, 2018 compared to 39.7% in the comparable period in 2017. The decrease was primarily due to a 22.9% decrease in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 22.2% for the thirteen weeks ended June 30, 2018, compared to 24.0% in the comparable period in 2017. The decrease as a percentage of company-owned restaurant sales was primarily due to our ability to leverage costs due to the company-owned domestic same store sales increase of 3.5%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 15.6% for the thirteen weeks ended June 30, 2018 compared to 16.5% in the comparable period in 2017. The decrease as a percentage of company-owned restaurant sales was primarily due to our ability to leverage costs due to the company-owned domestic same store sales increase of 3.5%.
Advertising expenses. During the thirteen weeks ended June 30, 2018, advertising expenses were $8.2 million, an increase of $0.6 million compared to $7.6 million in the comparable period in 2017. Under the new accounting guidance, advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to actual timing of the advertising spend.
 Selling, general and administrative. During the thirteen weeks ended June 30, 2018, SG&A expense was $10.1 million, an increase of $1.9 million compared to $8.2 million in the comparable period in 2017. The increase in SG&A expense was primarily due to an increase in payroll and benefit expenses related to planned headcount additions, as compared to the prior year period.
Depreciation and amortization. During the thirteen weeks ended June 30, 2018, depreciation expense was $1.1 million, an increase of $0.3 million compared to $0.8 million in the comparable period in 2017. The increase in depreciation and amortization was primarily due to additional amortization associated with reacquired franchise rights resulting from the acquisition of franchised restaurants.
Interest expense, net. During the thirteen weeks ended June 30, 2018, interest expense was $2.3 million, an increase of $1.0 million compared to $1.3 million in the comparable period in 2017. The increase was primarily due to an increase in the principal amount of indebtedness and applicable interest rate related to the refinancing of the 2016 Facility in January 2018.
Income tax expense. Income tax expense was $0.7 million in the thirteen weeks ended June 30, 2018, yielding an effective tax rate of 9.8%, compared to an effective tax rate of 28.7% in the prior year. The decrease in the effective tax rate was due to $1.2 million in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation in income tax expense compared to $0.7 million of excess tax benefits in the prior year period, as well as the reduction in the federal statutory rate for the thirteen weeks ended June 30, 2018 from 35% to 21% effective the first day of fiscal 2018.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	June 30, 2018	July 1, 2017	$	%
Revenue:
Franchise segment	$25,559	$22,733	$2,826	12.4%
Company segment	11,478	8,845	2,633	29.8%
Total segment revenue	$37,037	$31,578	$5,459	17.3%

Segment Profit:
Franchise segment	$7,175	$7,108	$67	0.9%
Company segment	2,751	1,078	1,673	155.2%
Total segment profit	$9,926	$8,186	$1,740	21.3%
Franchise segment. During the thirteen weeks ended June 30, 2018, franchise segment revenue was $25.6 million, an increase of $2.8 million, or 12.4%, compared to $22.7 million in the comparable period in 2017. Royalty revenue increased $1.8 million due to 127 net franchise restaurant openings since July 1, 2017 and domestic same store sales growth of 4.3%. Advertising fees and related income increased $0.9 million due to the increase in system-wide sales from July 1, 2017 to June 30, 2018.
During the thirteen weeks ended June 30, 2018, franchise segment profit was $7.2 million, an increase of $0.1 million, or 0.9%, compared to $7.1 million in the comparable period in 2017, primarily due to the growth in franchise segment revenue, offset by increases in SG&A, primarily related to planned headcount additions.
Company segment. During the thirteen weeks ended June 30, 2018, company-owned restaurant sales were $11.5 million, an increase of $2.6 million, or 29.8%, compared to $8.8 million in the comparable period in 2017. The increase was primarily due to the acquisition of five franchised restaurants since the prior year comparable period resulting in additional sales of $2.3 million and an increase in company-owned domestic same store sales of 3.5%, which was driven by an increase in average transaction size.
During the thirteen weeks ended June 30, 2018, company segment profit was $2.8 million, an increase of $1.7 million, or 155.2%, compared to $1.1 million in the comparable period in 2017. The increase was due to a combined profit of $0.8 million from the five additional company-owned locations acquired from franchisees in the periods subsequent to July 1, 2017. Additionally, a 22.9% decrease in the cost of bone-in chicken wings, as well as the leveraging of fixed costs due to the company-owned same store sales growth of 3.5% further increased company segment profit in the thirteen weeks ended June 30, 2018 compared to the prior year period.

Twenty-Six Weeks Ended June 30, 2018 compared to Twenty-Six Weeks Ended July 1, 2017
The following table sets forth our results of operations for the twenty-six weeks ended June 30, 2018 and July 1, 2017 (dollars in thousands):

	Twenty-Six Weeks Ended		Increase / (Decrease)
	June 30, 2018	July 1, 2017	$	%
Revenue:
Royalty revenue, franchise fees and other	$34,985	$32,863	$2,122	6.5%
Advertising fees and related income	16,960	14,734	2,226	15.1%
Company-owned restaurant sales	22,481	17,391	5,090	29.3%
Total revenue	74,426	64,988	9,438	14.5%
Costs and expenses:
Cost of sales (1)	15,142	13,467	1,675	12.4%
Advertising expenses	16,852	16,857	(5)	—%
Selling, general and administrative	20,911	16,427	4,484	27.3%
Depreciation and amortization	2,029	1,526	503	33.0%
Total costs and expenses	54,934	48,277	6,657	13.8%
Operating income	19,492	16,711	2,781	16.6%
Interest expense, net	4,078	2,606	1,472	56.5%
Income before income tax expense	15,414	14,105	1,309	9.3%
Income tax expense	2,407	2,941	(534)	(18.2)%
Net income	$13,007	$11,164	$1,843	16.5%

(1) Exclusive of depreciation and amortization, shown separately.
Total revenue. During the twenty-six weeks ended June 30, 2018, total revenue was $74.4 million, an increase of $9.4 million, or 14.5%, compared to $65.0 million in the comparable period in 2017.
Royalty revenue, franchise fees and other. During the twenty-six weeks ended June 30, 2018, royalty revenue, franchise fees and other was $35.0 million, an increase of $2.1 million, or 6.5%, compared to $32.9 million in the comparable period in 2017. Royalty revenue increased $4.5 million due to 127 net franchise restaurant openings since July 1, 2017 and domestic same store sales growth of 6.8%. Other revenue decreased $2.4 million, primarily due to a one-time payment received in conjunction with a new vendor agreement that was executed during the first quarter of 2017. The funding from this agreement was used to support our national advertising campaign.
Advertising fees and related income. During the twenty-six weeks ended June 30, 2018, advertising fees and related income was $17.0 million, an increase of $2.2 million, or 15.1%, compared to $14.7 million in the comparable period in 2017. Advertising fees increased primarily due to the increase in system-wide sales in the twenty-six weeks ended June 30, 2018 compared to the twenty-six weeks ended July 1, 2017.
Company-owned restaurant sales. During the twenty-six weeks ended June 30, 2018, company-owned restaurant sales were $22.5 million, an increase of $5.1 million, compared to $17.4 million in the comparable period in 2017. The increase was primarily due to the acquisition of five franchised restaurants since the prior year comparable period resulting in additional sales of $3.6 million, and an increase in company-owned domestic same store sales of 7.7%, which was driven by both an increase in transactions and an increase in average transaction size.
Cost of sales. During the twenty-six weeks ended June 30, 2018, cost of sales was $15.1 million, an increase of $1.7 million, or 12.4%, compared to $13.5 million in the comparable period in 2017. Cost of sales as a percentage of company-owned restaurant sales was 67.4% in the twenty-six weeks ended June 30, 2018 compared to 77.4% in the prior year period.

The table below presents the major components of cost of sales (dollars in thousands):

	Twenty-Six Weeks Ended
	June 30, 2018	As a % of company-owned restaurant sales	July 1, 2017	As a % of company-owned restaurant sales

Cost of sales:
Food, beverage and packaging costs	$7,380	32.8%	$6,866	39.5%
Labor costs	4,934	21.9%	4,240	24.4%
Other restaurant operating expenses	3,395	15.1%	2,797	16.1%
Vendor rebates	(567)	(2.5)%	(436)	(2.5)%
Total cost of sales	$15,142	67.4%	$13,467	77.4%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 32.8% in the twenty-six weeks ended June 30, 2018 compared to 39.5% in the comparable period in 2017. The decrease is primarily due to a 21.1% decrease in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 21.9% for the twenty-six weeks ended June 30, 2018 compared to 24.4% in the comparable period in 2017. The decrease as a percentage of company-owned restaurant sales was primarily due to our ability to leverage costs as a result of the company-owned domestic same store sales increase of 7.7%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 15.1% for the twenty-six weeks ended June 30, 2018 compared to 16.1% in the comparable period in 2017. The decrease as a percentage of company-owned restaurant sales was primarily due to our ability to leverage costs as a result of the company-owned domestic same store sales increase of 7.7%.
Advertising expenses. During the twenty-six weeks ended June 30, 2018, advertising expenses were consistent with those in the comparable period in 2017. Under the new accounting guidance, advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to actual timing of the advertising spend.
 Selling, general and administrative. During the twenty-six weeks ended June 30, 2018, SG&A expense was $20.9 million, an increase of $4.5 million compared to $16.4 million in the comparable period in 2017. The increase in SG&A expense was primarily due to nonrecurring costs of $1.5 million related to the refinancing of the 2016 Facility and subsequent special dividend payout, which occurred in the first quarter of 2018. The remaining increase was primarily due to an increase in payroll and benefit expenses related to planned headcount additions.
Depreciation and amortization. During the twenty-six weeks ended June 30, 2018, depreciation expense was $2.0 million, an increase of $0.5 million, compared to $1.5 million in the comparable period in 2017. The increase in depreciation and amortization was primarily due to additional amortization associated with reacquired franchise rights resulting from the acquisition of franchised restaurants.
Interest expense, net. During the twenty-six weeks ended June 30, 2018, interest expense was $4.1 million, an increase of $1.5 million compared to $2.6 million in the comparable period in 2017. The increase was primarily due to an increase in the principal amount of indebtedness and applicable interest rate related to the refinancing of the 2016 Facility in January 2018.
Income tax expense. Income tax expense was $2.4 million in the twenty-six weeks ended June 30, 2018, yielding an annual effective tax rate of 15.6%, compared to an annual effective tax rate of 20.9% in the comparable period in 2017. The decrease in the effective tax rate was due to the reduction in the federal statutory rate from 35% to 21% effective the first day of fiscal 2018. The decrease was partially offset by a decrease in excess tax benefits recognized during the twenty-six weeks ended June 30, 2018 of $1.5 million compared to $2.4 million of excess tax benefits in the prior year period.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (dollars in thousands):

	Twenty-Six Weeks Ended		Increase / (Decrease)
	June 30, 2018	July 1, 2017	$	%
Revenue:
Franchise segment	$51,945	$47,597	$4,348	9.1%
Company segment	22,481	17,391	5,090	29.3%
Total segment revenue	$74,426	$64,988	$9,438	14.5%

Segment Profit:
Franchise segment	$15,562	$14,554	$1,008	6.9%
Company segment	5,392	2,157	3,235	150.0%
Total segment profit	$20,954	$16,711	$4,243	25.4%
Franchise segment. During the twenty-six weeks ended June 30, 2018, franchise segment revenue was $51.9 million, an increase of $4.3 million, or 9.1%, compared to $47.6 million in the comparable period in 2017. Royalty revenue increased $4.5 million primarily due to 127 net franchise restaurant openings since July 1, 2017 and domestic same store sales growth of 6.8%. Other revenue decreased $2.4 million, primarily due to an decrease in vendor rebates related to a one-time payment received in conjunction with a vendor agreement executed during the first quarter of 2017.
During the twenty-six weeks ended June 30, 2018, franchise segment profit was $15.6 million, an increase of $1.0 million, or 6.9%, compared to $14.6 million in the comparable period in 2017, primarily due to the growth in revenue, which is offset by increases in payroll and benefit expenses related to planned headcount additions.
Company segment. During the twenty-six weeks ended June 30, 2018, company-owned restaurant sales were $22.5 million, an increase of $5.1 million, compared to $17.4 million in the comparable period in 2017. The increase was primarily due to the acquisition of five franchised restaurants since the prior year comparable period resulting in additional sales of $3.6 million and an increase in company-owned domestic same store sales of 7.7%, which was driven by both an increase in transactions and an increase in average transaction size.
During the twenty-six weeks ended June 30, 2018, company segment profit was $5.4 million, an increase of $3.2 million, or 150.0%, compared to $2.2 million in the comparable period in 2017. The increase was due to a combined profit of $1.3 million from the five additional company-owned locations acquired from franchisees in the periods subsequent to July 1, 2017. Additionally, a 21.1% decrease in the cost of bone-in chicken wings, as well as the leveraging of fixed costs due to the company-owned same store sales growth of 7.7% further increased company segment profit in the twenty-six weeks ended June 30, 2018 compared to the prior year period.

Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and proceeds from the incurrence of debt. Our primary requirements for liquidity and capital are working capital and general corporate needs. Historically, we have operated with minimal positive working capital or negative working capital. We believe that our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy over the next twelve months.
The following table shows summary cash flows information for the twenty-six weeks ended June 30, 2018 and July 1, 2017 (in thousands):

	Twenty-Six Weeks Ended
	June 30, 2018	July 1, 2017
Net cash provided by (used in):
Operating activities	$17,545	$10,565
Investing activities	(7,307)	(1,301)
Financing activities	(10,965)	(8,688)
Net change in cash and cash equivalents	$(727)	$576
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
Net cash provided by operating activities was $17.5 million in the twenty-six weeks ended June 30, 2018, an increase of $7.0 million from $10.6 million in 2017. The increase was primarily due to the increase in net income as well as timing of changes in working capital.
Investing activities. Our net cash used in investing activities was $7.3 million in the twenty-six weeks ended June 30, 2018, an increase of $6.0 million from $1.3 million used in investing activities in 2017. The increase was due to the acquisition of three restaurants from franchisees during 2018.
Financing activities. Our net cash used in financing activities was $11.0 million in the twenty-six weeks ended June 30, 2018, an increase of $2.3 million from cash used in financing activities of $8.7 million in 2017. The increase was due to the payment of regular quarterly dividends in the twenty-six weeks ended June 30, 2018, a special dividend paid in the first quarter of 2018 totaling $96.9 million, as well as payment of deferred financing costs of $0.8 million related to the refinancing of the 2016 Facility in January 2018. This was partially offset by net borrowings of long-term debt of $86.4 million during the twenty-six weeks ended June 30, 2018, compared to net repayments of $9.8 million in the comparable period in 2017.
Senior secured credit facility. On January 30, 2018, we entered into an amended $250.0 million senior secured credit facility (the “2018 Facility”), which replaced the 2016 Facility. The 2018 Facility consists of a term loan facility in the aggregate amount of $100.0 million and a revolving credit facility up to an aggregate amount of $150.0 million. The 2018 Facility has a five year term and matures on January 30, 2023.
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
As of June 30, 2018, the term loan facility and the revolving credit facility had outstanding balances of $97.5 million and $122.6 million, respectively, bearing interest at 4.59%.

Dividends. In the third quarter of 2017, we announced that our Board of Directors authorized a regular dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our Board of Directors. Dividends of $0.07 per share were announced during the first and second quarters of 2018, and were paid on March 23, 2018 and June 18, 2018, respectively. Subsequent to the second quarter, our Board of Directors approved a 28.6% increase in the quarterly dividend from $0.07 to $0.09 per share, to be paid on September 18, 2018 to holders of record as of September 4, 2018.
In addition, during the first quarter of 2018, we paid a special cash dividend of $3.17 per share in connection with the execution of the 2018 Facility.
We do not currently expect the restrictions in the 2018 Facility to impact our ability to make regular quarterly dividend payments pursuant to our quarterly dividend program. However, any future declarations of dividends, as well as the amount and timing of such dividends, is subject to capital availability and the discretion of our Board of Directors, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders.
Contractual Obligations
In connection with the 2018 Facility, principal payments of $1,250,000 are due quarterly, with all unpaid amounts due at maturity in January 2023.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations, except for leases, as of June 30, 2018.
Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting policies and estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report, and there have been no material changes since the filing of our Annual Report.
Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements, Basis of Presentation, for a summary of recent accounting pronouncements.
Special Note Regarding Forward-Looking Statements
This document contains statements about future events and expectations that constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are based on the beliefs, assumptions, and expectations of management regarding our future financial and operating performance and growth plans, taking into account the information currently available to us. Such statements include, in particular, statements about our plans, strategies, and prospects. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “would,” “will,” “project,” “may,” “target,” “potential,” “continue,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Quarterly Report may include, but are not limited to, our expectations with respect to our future revenue, system-wide sales, new restaurant openings, unit level performance, stockholder value, brand awareness, international expansion, liquidity, expenses and consumer appeal. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict and many of which are outside of our control. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecasted in such forward-looking statements and you should not rely on such statements.
Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	our ability to effectively implement our growth strategy;

•	risks associated with changes in food and supply costs;

•	our relationships with, and the performance of, our franchisees, as well as actions by franchisees that could harm our business;

•	our ability to identify, recruit and contract with a sufficient number of qualified franchisees;

•	our ability to effectively compete within our industry;

•	our ability to successfully expand into new markets;

•	risks associated with food safety, food-borne illness and other health concerns;

•	risks associated with interruptions in our supply chain;

•	our ability to implement our domestic and international growth strategies;

•	risks associated with data privacy, cyber security, and the use and implementation of information technology;

•	risks associated with litigation against us or our franchisees;

•	our ability to comply with government regulations relating to food products and franchising, including increased costs associated with new or changing regulations;

•	risks associated with the geographic concentration of our business;

•	our ability to maintain adequate insurance coverage for our business;

•	our ability to successfully advertise and market our business;

•	risks associated with changes in customer preferences and perceptions;

•	our ability to protect our intellectual property, including trademarks and trade secrets; and

•	our ability to comply with the covenants and restrictions in the 2018 Facility.

The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Risk Factors” in our Annual Report. We assume no obligation to update or revise any forward-looking statements for any reason or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, except as required by applicable securities laws, even if new information becomes available in the future.

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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for fresh bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 25.9% and 30.7% of our company-owned restaurant cost of sales during the twenty-six weeks ended June 30, 2018 and July 1, 2017, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.4 million during the twenty-six weeks ended June 30, 2018. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing arrangements with our suppliers, these arrangements cover our physical commodity needs, are not net-settled, and are accounted for as normal purchases.
Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under the 2018 Facility, which bears interest at variable rates. As of June 30, 2018, we had $220.1 million outstanding under the 2018 Facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. A hypothetical 1.0% percentage point increase or decrease in the interest rate associated with our credit facilities would have resulted in a $2.2 million impact on interest expense on an annualized basis.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A.     Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report.
There have been no material changes to our Risk Factors as previously reported.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
On July 31, 2018, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved an amended and restated Form of Performance-based Restricted Stock Unit Award Agreement (the “Amended Performance Award Agreement”) under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan (the “Omnibus Plan”), which may be used by the Compensation Committee to issue equity awards to certain officers and eligible employees of the Company, with vesting based on the Company meeting certain performance criteria for each fiscal year during the vesting period.  The Amended Performance Award Agreement (a) amends the vesting terms, such that awards vest on the date that the Compensation Committee confirms and declares that the respective performance measures have been satisfied rather than on the anniversary of the respective grant date; (b) clarifies that the Compensation Committee may authorize awards using any of the performance measures approved and outlined in the Omnibus Plan; (c) provides for net settlement during blackout periods; and (d) modifies other immaterial language for the sake of consistency and clarity.  Additionally, the Compensation Committee approved an amended and restated Form of Service-based Restricted Stock Unit Award Agreement (the “Amended Service Award Agreement”) to (a) provide for net settlement during blackout periods and (b) modify other immaterial language for the sake of consistency and clarity. The Amended Performance Award Agreement and Amended Service Award Agreement are attached hereto as Exhibits 10.1 and 10.2, respectively, and are incorporated herein by reference.

Item 6.    Exhibits
Index to Exhibits

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Wingstop Inc., filed as exhibit 3.1 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

3.2
Amended and Restated Bylaws of Wingstop Inc., filed as exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2017 (File No. 001-37425) and incorporated herein by reference

10.1*	Amended and Restated Form of Performance-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan
10.2*	Amended and Restated Form of Service-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
101 INS*	XBRL Instance Document
101 SCH*	XBRL Taxonomy Extension Schema Document
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished, not filed.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wingstop Inc.
(Registrant)

Date:	August 3, 2018	By:	/s/ Charles R. Morrison
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2018	By:	/s/ Michael J. Skipworth
Chief Financial Officer
(Principal Financial and Accounting Officer)