Form 10-Q
period 2018-09-29
Wingstop Inc.
filed 2018-10-29
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On October 29, 2018 there were 29,296,047 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	September 29, 2018	December 30, 2017
	(Unaudited)	As adjusted*
Assets
Current assets
Cash and cash equivalents	$3,023	$4,063
Accounts receivable, net	3,918	4,567
Prepaid expenses and other current assets	3,313	4,334
Advertising fund assets, restricted	7,484	2,944
Total current assets	17,738	15,908
Property and equipment, net	7,363	5,826
Goodwill	49,655	46,557
Trademarks	32,700	32,700
Customer relationships, net	14,566	15,567
Other non-current assets	5,814	3,278
Total assets	$127,836	$119,836
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$2,133	$1,752
Other current liabilities	10,107	10,929
Current portion of debt	3,750	3,500
Advertising fund liabilities	7,484	2,944
Total current liabilities	23,474	19,125
Long-term debt, net	211,100	129,841
Deferred revenues, net of current	21,866	21,226
Deferred income tax liabilities, net	5,642	5,920
Other non-current liabilities	2,013	2,142
Total liabilities	264,095	178,254
Commitments and contingencies (see Note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,296,047 and 29,092,669 shares issued and outstanding as of September 29, 2018 and December 30, 2017, respectively	293	291
Additional paid-in-capital	100	262
Accumulated deficit	(136,652)	(58,971)
Total stockholders' deficit	(136,259)	(58,418)
Total liabilities and stockholders' deficit	$127,836	$119,836
*See Note 1.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
		As adjusted*		As adjusted*
Revenue:
Royalty revenue, franchise fees and other	$17,787	$15,872	$52,772	$48,735
Advertising fees and related income	8,614	7,579	25,574	22,313
Company-owned restaurant sales	11,845	9,672	34,326	27,063
Total revenue	38,246	33,123	112,672	98,111
Costs and expenses:
Cost of sales (1)	8,040	7,823	23,182	21,290
Advertising expenses	8,431	7,665	25,283	24,522
Selling, general and administrative	10,285	8,058	31,196	24,485
Depreciation and amortization	1,134	881	3,163	2,407
Total costs and expenses	27,890	24,427	82,824	72,704
Operating income	10,356	8,696	29,848	25,407
Interest expense, net	2,545	1,302	6,623	3,908
Income before income tax expense	7,811	7,394	23,225	21,499
Income tax expense	1,518	2,690	3,925	5,631
Net income	$6,293	$4,704	$19,300	$15,868

Earnings per share
Basic	$0.21	$0.16	$0.66	$0.55
Diluted	$0.21	$0.16	$0.65	$0.54

Weighted average shares outstanding
Basic	29,284	29,081	29,210	29,003
Diluted	29,584	29,384	29,561	29,362

Dividends per share	$0.09	$0.07	$3.40	$0.07

(1) Cost of sales excludes depreciation and amortization, which are presented separately, and includes advertising expenses incurred at company-owned restaurants.

* See Note 1.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017
		As adjusted*

Operating activities
Net income	$19,300	$15,868
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,163	2,407
Deferred income taxes	(278)	(797)
Stock-based compensation expense	2,012	894
Amortization of debt issuance costs	265	219
Changes in operating assets and liabilities:
Accounts receivable	649	(1,442)
Prepaid expenses and other assets	(280)	(951)
Advertising fund assets and liabilities, net	4,457	1,887
Accounts payable and other current liabilities	587	(331)
Deferred revenue	877	2,240
Other non-current liabilities	(129)	(127)
Cash provided by operating activities	30,623	19,867

Investing activities
Purchases of property and equipment	(2,883)	(1,834)
Acquisition of restaurants from franchisees	(5,996)	(3,949)
Cash used in investing activities	(8,879)	(5,783)

Financing activities
Proceeds from exercise of stock options	506	1,301
Borrowings of long-term debt	231,108	3,500
Repayments of long-term debt	(149,500)	(14,125)
Payment of deferred financing costs	(782)	—
Tax payments for restricted stock upon vesting	(182)	—
Dividends paid	(99,476)	(2,034)
Cash used in financing activities	(18,326)	(11,358)

Net change in cash, cash equivalents, and restricted cash	3,418	2,726
Cash, cash equivalents, and restricted cash at beginning of period	6,392	5,693
Cash, cash equivalents, and restricted cash at end of period	$9,810	$8,419
*See Note 1.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation
Basis of Presentation
Wingstop Inc., through its primary operating subsidiary, Wingstop Restaurants Inc. (“WRI”), collectively referred to as “Wingstop” or the “Company,” is in the business of franchising and operating Wingstop restaurants. As of September 29, 2018, 1,059 franchised restaurants were in operation domestically, and 130 international franchised restaurants were in operation across nine countries. As of September 29, 2018, the Company owned and operated 26 restaurants.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Balance sheet amounts are as of September 29, 2018 and December 30, 2017 and operating results are for the thirteen and thirty-nine weeks ended September 29, 2018 and September 30, 2017.
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
The Ad Fund contribution collected from Wingstop restaurant franchisees and company-owned and operated restaurants during the thirty-nine weeks ended September 29, 2018 and September 30, 2017 was equal to 3% of gross sales. For the thirty-nine weeks ended September 29, 2018 and September 30, 2017, the Company contributed $2.8 million and $4.8 million, respectively, for the purpose of supplementing the national advertising campaign, which amounts were included in Advertising expenses in the Consolidated Statements of Operations.
The Company consolidates and reports all assets and liabilities of the Ad Fund as restricted assets of the Ad Fund and liabilities of the Ad Fund within current assets and current liabilities, respectively, in the Consolidated Balance Sheets. The assets and liabilities of the Ad Fund consist primarily of cash, receivables, accrued expenses, other liabilities, and any cumulative surplus related to the Ad Fund. Pursuant to the Company’s franchise agreements, use of Ad Fund contributions is restricted to advertising, public relations, merchandising, similar activities, and administrative expenses to increase sales and further enhance the public reputation of the Wingstop brand. The aforementioned administrative expenses may also include personnel expenses and allocated costs incurred by the Company that are directly associated with administering the Ad Fund, as outlined in the provisions of the applicable franchise agreements. Total cash balances related to the Ad Fund as of September 29, 2018 and December 30, 2017 were $6.8 million and $2.3 million, respectively.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of fiscal year 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. This new guidance requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company expects to adopt this new guidance in fiscal year 2019 without restating comparative periods. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. The Company expects that adoption of the new guidance will have a material impact on the consolidated balance sheets due to the recognition of the right-of-use asset and lease liability related to our current operating leases.
Though the majority of the assessment is complete, the Company continues to evaluate the impact the adoption of this new guidance will have on the Company’s consolidated financial statements, as well as the impact on accounting policies and related disclosures. Additionally, the Company is in the process of implementing new accounting systems, business processes, and internal controls related to lease accounting to assist in the application of the new guidance.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) (“ASU 2018-05”). ASU 2018-05 provides guidance on accounting for the income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Act”), which impacts U.S. corporate tax rates, business-related exclusions, and deductions and credits. The Act also has tax consequences for many companies that operate internationally. The Company recognized the income tax effects of the Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of Accounting Standards Codification (“ASC”) Topic 740, "Income Taxes," in the reporting period in which the Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined.

The Company will continue to analyze additional information and guidance related to the Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of September 29, 2018, and we will continue to refine such amounts within the measurement period provided by Staff Accounting Bulletin No. 118. We expect to complete our analysis no later than the fourth quarter of 2018.

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
The Company adopted this new guidance effective the first day of fiscal year 2018, using the full retrospective transition method, which resulted in adjusting each prior reporting period presented and a cumulative effect adjustment, which was recorded as of the first day of 2016. The adoption changed the timing of recognition of initial franchise fees, development fees, territory fees for our international business and renewal and transfer fees, as well as the reporting of Ad Fund contributions and related expenditures. See Note 11 to our consolidated financial statements, Revenue from Contracts with Customers, for further discussion.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the effect of the adoption of ASU 2014-09 on our consolidated statements of operations for the thirteen weeks ended September 30, 2017 (in thousands, except per share amounts):

		Adjustments for adoption of ASU 2014-09
	As reported	Franchise Fees	Advertising	As Adjusted
Revenue:
Royalty revenue, franchise fees and other	$16,354	$(482)	$—	$15,872
Advertising fees and related income	—	—	7,579	7,579
Company-owned restaurant sales	9,672	—	—	9,672
Total revenue	26,026	(482)	7,579	33,123
Costs and expenses:
Cost of sales (1)	7,823	—	—	7,823
Advertising expenses	—	—	7,665	7,665
Selling, general and administrative	8,144	—	(86)	8,058
Depreciation and amortization	881	—	—	881
Total costs and expenses	16,848	—	7,579	24,427
Operating income	9,178	(482)	—	8,696
Interest expense, net	1,302	—	—	1,302
Income before income tax expense	7,876	(482)	—	7,394
Income tax expense	2,864	(174)	—	2,690
Net income	$5,012	$(308)	$—	$4,704

Earnings per share
Basic	$0.17	$(0.01)	$—	$0.16
Diluted	$0.17	$(0.01)	$—	$0.16

(1) Cost of sales excludes depreciation and amortization, which are presented separately, and includes advertising expenses incurred at company-owned restaurants.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the effect of the adoption of ASU 2014-09 on our consolidated statements of operations for the thirty-nine weeks ended September 30, 2017 (in thousands, except per share amounts):

		Adjustments for adoption of ASU 2014-09
	As reported	Franchise Fees	Advertising	As Adjusted
Revenue:
Royalty revenue, franchise fees and other	$50,204	$(1,469)	$—	$48,735
Advertising fees and related income	—	—	22,313	22,313
Company-owned restaurant sales	27,063	—	—	27,063
Total revenue	77,267	(1,469)	22,313	98,111
Costs and expenses:
Cost of sales (1)	21,290	—	—	21,290
Advertising expenses	—	—	24,522	24,522
Selling, general and administrative	26,694	—	(2,209)	24,485
Depreciation and amortization	2,407	—	—	2,407
Total costs and expenses	50,391	—	22,313	72,704
Operating income	26,876	(1,469)	—	25,407
Interest expense, net	3,908	—	—	3,908
Income before income tax expense	22,968	(1,469)	—	21,499
Income tax expense	6,161	(530)	—	5,631
Net income	$16,807	$(939)	$—	$15,868

Earnings per share
Basic	$0.58	$(0.03)	$—	$0.55
Diluted	$0.57	$(0.03)	$—	$0.54

(1) Cost of sales excludes depreciation and amortization, which are presented separately, and includes advertising expenses incurred at company-owned restaurants.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the effect of the adoption of ASU 2014-09 and ASU 2016-18 on our consolidated statements of cash flows for the thirty-nine weeks ended September 30, 2017 (in thousands):

	As reported	Adjustments for adoption of ASU 2014-09	Adjustments for adoption of ASU 2016-18	As adjusted
Operating activities
Net income	$16,807	$(939)	$—	$15,868
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,407	—	—	2,407
Deferred income taxes	(265)	(532)	—	(797)
Stock-based compensation expense	894	—	—	894
Amortization of debt issuance costs	219	—	—	219
Changes in operating assets and liabilities:
Accounts receivable	(1,442)	—	—	(1,442)
Prepaid expenses and other assets	(951)	—	—	(951)
Advertising fund assets and liabilities, net	—	—	1,887	1,887
Accounts payable and other current liabilities	(331)	—	—	(331)
Deferred revenue	769	1,471	—	2,240
Other non-current liabilities	(127)	—	—	(127)
Cash provided by operating activities	17,980	—	1,887	19,867

Investing activities
Purchases of property and equipment	(1,834)	—	—	(1,834)
Acquisition of restaurant from franchisee	(3,949)	—	—	(3,949)
Cash used in investing activities	(5,783)	—	—	(5,783)

Financing activities
Proceeds from exercise of stock options	1,301	—	—	1,301
Borrowings of long-term debt	3,500	—	—	3,500
Repayments of long-term debt	(14,125)	—	—	(14,125)
Dividends paid	(2,034)	—	—	(2,034)
Cash used in financing activities	(11,358)	—	—	(11,358)

Net change in cash, cash equivalents, and restricted cash	839	—	1,887	2,726
Cash, cash equivalents, and restricted cash at beginning of period	3,750		1,943	5,693
Cash, cash equivalents, and restricted cash at end of period	$4,589		$3,830	$8,419
(2)    Earnings per Share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities convertible into or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted stock units, determined using the treasury stock method.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Basic weighted average shares outstanding	29,284	29,081	29,210	29,003
Dilutive shares	300	303	351	359
Diluted weighted average shares outstanding	29,584	29,384	29,561	29,362
For the thirteen weeks ended September 29, 2018 and September 30, 2017, equity awards representing approximately 1,000 and 3,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
For the thirty-nine weeks ended September 29, 2018 and September 30, 2017, equity awards representing approximately 4,000 and 11,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Dividends
During 2018, the Company’s Board of Directors approved a quarterly dividend of $0.07 per share of common stock in each of the first two quarters, and a quarterly dividend of $0.09 per share of common stock in the third quarter, with aggregate dividends of $6.8 million, or $0.23 per common share, which were paid during the thirty-nine weeks ended September 29, 2018. On January 30, 2018, the Company’s Board of Directors declared a special cash dividend of $3.17 per share, which was paid on February 14, 2018, totaling $92.7 million.
Subsequent to the third quarter, on October 26, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.09 per share of common stock for stockholders of record as of December 4, 2018, to be paid on December 18, 2018, totaling approximately $2.6 million.
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
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	September 29, 2018		December 30, 2017
		Carrying Value (1)	Fair Value (2)	Carrying Value (1)	Fair Value (2)
Senior Secured Credit Facility:
Term loan facility	Level 2	$96,250	$96,250	$64,750	$64,750
Revolving credit facility	Level 2	$119,108	$119,108	$69,000	$69,000
(1) Excluding issuance costs netted on the Consolidated Balance Sheet.
(2) The fair value of long-term debt was estimated using available market information.
The Company also measures certain non-financial assets (primarily long-lived assets, intangible assets, and goodwill) at fair value on a non-recurring basis in connection with its periodic evaluations of such assets for potential impairment.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(5)    Income Taxes
Income tax expense and the effective tax rate were $1.5 million and 19.4%, respectively, for the thirteen weeks ended September 29, 2018, and $2.7 million and 36.4%, respectively, for the thirteen weeks ended September 30, 2017. Income tax expense and the effective tax rate were $3.9 million and 16.9%, respectively, for the thirty-nine weeks ended September 29, 2018, and $5.6 million and 26.2%, respectively, for the thirty-nine weeks ended September 30, 2017.
Income tax expense for the thirteen and thirty-nine weeks ended September 29, 2018 includes $0.3 million and $1.8 million, respectively, in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation, compared to $0.1 million and $2.5 million of tax benefits recognized in the thirteen and thirty-nine weeks ended September 30, 2017, respectively. Income tax expense for the thirteen and thirty-nine weeks ended September 29, 2018 also reflects the reduction in the federal statutory rate from 35% to 21% effective the first day of fiscal 2018.
(6)    Debt Obligations
On January 30, 2018, the Company entered into an amended senior secured credit facility (the “2018 Facility”), which replaced its senior secured credit facility dated June 30, 2016 (the “2016 Facility”). The 2018 Facility includes a term loan facility in an aggregate principal amount of $100 million and a revolving credit facility up to an aggregate principal amount of $150 million. The Company used the proceeds from the 2018 Facility to refinance $133.8 million of indebtedness under the 2016 Facility and to pay a special dividend of $92.7 million to its stockholders. Borrowings under the 2018 Facility bear interest, payable quarterly, at the Company’s option, at the base rate plus a margin (0.75% to 1.75%, dependent on the Company’s reported leverage ratio) or LIBOR plus a margin (1.75% to 2.75%, dependent on the Company’s reported leverage ratio). The 2018 Facility matures in January 2023.
As of September 29, 2018, the term loan facility and the revolving credit facility under the 2018 Facility had outstanding balances of $96.3 million and $119.1 million, respectively, bearing interest at 4.49%.
During the thirty-nine weeks ended September 29, 2018, the Company made payments of $12.0 million and $3.8 million on the outstanding principal balance of its revolving credit facility and term loan facility, respectively, under the 2018 Facility.
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
The 2018 Facility is secured by substantially all assets of the Company and requires compliance with certain financial and non-financial covenants. As of September 29, 2018, the Company was in compliance with all covenants.
As of September 29, 2018, the scheduled principal payments on debt outstanding under the 2018 Facility were as follows (in thousands):

Remainder of fiscal year 2018	$1,250
Fiscal year 2019	3,750
Fiscal year 2020	5,000
Fiscal year 2021	5,000
Fiscal year 2022	6,250
Fiscal year 2023	194,108
Total	$215,358
(7)    Commitments and Contingencies
WRI leases certain office and retail space and equipment under non-cancelable operating leases with terms expiring at various dates through March 2034.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A schedule of future minimum rental payments required under our operating leases, excluding contingent rent, that have initial or remaining non-cancelable lease terms in excess of one year, as of September 29, 2018, is as follows (in thousands):

Remainder of fiscal year 2018	$493
Fiscal year 2019	1,970
Fiscal year 2020	1,855
Fiscal year 2021	1,703
Fiscal year 2022	1,651
Fiscal year 2023	1,451
Thereafter	4,979
Total	$14,102
Rent expense under cancelable and non-cancelable leases was $556,000 and $508,000 for the thirteen weeks ended September 29, 2018 and September 30, 2017, respectively, and $1.7 million and $1.5 million for the thirty-nine weeks ended September 29, 2018 and September 30, 2017, respectively.
The Company is subject to legal proceedings, claims, and liabilities, such as employment-related claims and premises-liability cases, which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of ultimate liability with respect to such actions is not likely to have a material adverse impact on the Company’s financial position, results of operations, or cash flows.
(8)    Stock-Based Compensation
Stock-based compensation is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized $2.0 million in stock-based compensation expense for the thirty-nine weeks ended September 29, 2018, with a corresponding increase to additional paid-in-capital. Stock-based compensation expense is included in SG&A in the Consolidated Statements of Operations.
Stock Options
The following table summarizes stock option activity (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 30, 2017	420	$5.45	$14,068	5.7
Options granted	2	44.03
Options exercised	(157)	3.22
Options canceled	(27)	6.68
Outstanding - September 29, 2018	238	$6.18	$14,741	5.0
The total grant-date fair value of stock options vested during the thirty-nine weeks ended September 29, 2018 was $0.5 million. The total intrinsic value of stock options exercised during the thirty-nine weeks ended September 29, 2018 was $7.6 million. As of September 29, 2018, total unrecognized compensation expense related to unvested stock options was $0.5 million, which is expected to be recognized over a weighted-average period of 1.3 years.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Restricted Stock Units and Performance Stock Units
The following table summarizes activity related to restricted stock units (“RSUs”) and performance stock units (“PSUs”) (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 30, 2017	94	$27.11	86	$27.63
Units granted	62	44.51	72	46.80
Units vested	(31)	27.12	(14)	26.25
Units canceled	(19)	31.19	(15)	31.65
Outstanding - September 29, 2018	106	$36.58	129	$40.74
The fair value of the Company’s RSUs and PSUs is based on the closing market price of the stock on the date of grant. The RSUs granted during the thirty-nine weeks ended September 29, 2018 vest over a three year service period. As of September 29, 2018, total unrecognized compensation expense related to unvested RSUs was $3.0 million, which is expected to be recognized over a weighted-average period of 2.0 years.
The Company granted 72,130 PSUs during the thirty-nine weeks ended September 29, 2018 that are based on the outcome of certain performance criteria. Of the total PSUs granted, 56,840 are subject to a service condition and a performance vesting condition based on the achievement of certain adjusted EBITDA targets, as defined by the plan, over a performance period of one to three years. The compensation expense related to these PSUs is recognized over the vesting period when the achievement of the performance conditions becomes probable. The total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest. The remaining 15,290 PSUs granted are subject to a service condition and a performance vesting condition based on the level of new sales growth achieved over the performance period. The maximum vesting percentage that could be realized for each of the PSUs is 500% based on the level of performance achieved for the respective awards, as well as a market vesting condition linked to the level of total stockholder return received by the Company’s stockholders during the performance period measured against the companies in the S&P 600 Restaurant Index (“TSR PSUs”). The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total stockholder return market condition, resulting in a grant-date fair value range of $0.00 to $179.27 per unit based on the outcome of the performance condition. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided.
As of September 29, 2018, total unrecognized compensation expense related to unvested PSUs was $4.5 million, which is expected to be recognized over a weighted-average period of 1.9 years.
Restricted Stock Awards
The fair value of the unvested restricted stock awards is based on the closing price on the date of grant. As of September 29, 2018, total unrecognized compensation expense related to unvested restricted stock awards was $0.5 million, which will be recognized over a weighted average period of approximately 1.9 years.
(9)    Business Segments
The Company’s business operates in two segments: the “Franchise” segment and the “Company” segment. The Franchise segment consists of domestic and international franchise restaurants, which represent the majority of our system-wide restaurants. As of September 29, 2018, the Franchise segment consisted of 1,189 restaurants operated by Wingstop franchisees in the United States and nine countries outside of the United States, compared to 1,065 franchised restaurants in operation as of September 30, 2017. Franchise segment revenue consists primarily of franchise royalty revenue, advertising fee revenue, franchise and development fees revenue, and international territory fees.
As of September 29, 2018, the Company segment consisted of 26 company-owned restaurants located in the United States, compared to 23 company-owned restaurants as of September 30, 2017. Company segment sales are comprised of food and beverage sales at company-owned restaurants. Company segment expenses consist of operating expenses at company-owned restaurants and include food, beverage, labor, benefits, utilities, rent, and other operating costs.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table reflects revenue and profit information with respect to each segment and reconciles segment profits to income before taxes (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
		As adjusted*		As adjusted*
Revenue:
Franchise segment	$26,401	$23,451	$78,346	$71,048
Company segment	11,845	9,672	34,326	27,063
Total segment revenue	$38,246	$33,123	$112,672	$98,111

Segment Profit:
Franchise segment	$7,663	$7,763	$23,418	$22,317
Company segment	2,693	933	7,892	3,090
Total segment profit	10,356	8,696	31,310	25,407
Corporate and other (1)	—	—	1,462	—
Interest expense, net	2,545	1,302	6,623	3,908
Income before taxes	$7,811	$7,394	$23,225	$21,499

(1) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of expenses associated with the refinancing of the 2016 Facility and payment of a special dividend.
* See Note 1.
(10)    Restaurant Acquisitions
On February 19, 2018, April 16, 2018 and May 1, 2018, the Company acquired one existing restaurant each from three separate franchisees (the “Acquisitions”). The total purchase prices were $1.9 million, $1.9 million, and $2.2 million, respectively, which were funded by cash flows from operations.
The following table summarizes the preliminary allocations of the purchase prices to the estimated fair values of assets acquired and liabilities assumed in connection with the Acquisitions, at the respective dates of such acquisitions (in thousands):

	Purchase Price Allocation
	February 19, 2018	April 16, 2018	May 1, 2018
	Acquisition	Acquisition	Acquisition
Working capital	$4	$20	$7
Property and equipment	26	160	28
Reacquired franchise rights	541	1,277	887
Goodwill	1,331	458	1,309
Gift card liability	(2)	—	—
Total purchase price	$1,900	$1,915	$2,231
The results of operations of the acquired restaurants beginning as of their respective dates of acquisition are included in our Consolidated Statements of Operations. The Acquisitions were accounted for as business combinations.
The estimates of fair value are preliminary, and are therefore subject to further refinement. The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill and is attributable to the benefits expected as a result of the Acquisitions, including sales and unit growth opportunities. As of September 29, 2018, $3.1 million of the goodwill from the Acquisitions is expected to be deductible for federal income tax purposes.
Pro-forma financial information for the Acquisitions is not presented due to the immaterial impact of the financial results of the acquired restaurants on our consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The fair value measurements of tangible and intangible assets and liabilities as of the respective dates of acquisition are based on significant inputs not observed in the market and thus represent Level 3 fair value measurements. Fair value measurements for reacquired franchise rights were determined using the income approach. Fair value measurements for property and equipment were determined using the cost approach.
(11)    Revenue from Contracts with Customers
Revenue from contracts with customers consists primarily of royalties, Ad Fund contributions, initial and renewal franchise fees, and upfront fees from development agreements and international territory agreements. These performance obligations under franchise agreements consist of (a) a franchise license, (b) pre-opening services, such as training, and (c) ongoing services, such as management of the Ad Fund, development of training materials and menu items, and restaurant monitoring. These performance obligations are highly interrelated, so they are not considered to be individually distinct and therefore are accounted for as a single performance obligation, which is satisfied by providing a right to use our intellectual property over the term of each franchise agreement.
Royalties, including franchisee contributions to the Ad Fund, are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement. Initial and renewal franchise fees are payable by the franchisee prior to the restaurant opening or at the time of a renewal of an existing franchise agreement. Franchise agreement royalties, inclusive of Ad Fund contributions, represent sales-based royalties that are related entirely to the performance obligation under the franchise agreement and are recognized as franchise sales occur. Additionally, initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement. The performance obligation under development agreements and international territory agreements generally consists of an obligation to grant exclusive development rights over a stated term. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for development rights are deferred and apportioned to each franchise restaurant opened by the franchisee. The pro rata amount apportioned to each restaurant is accounted for as an initial franchise fee.
The following table represents a disaggregation of revenue from contracts with customers for the thirteen and thirty-nine weeks ended September 29, 2018 and September 30, 2017 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
		As adjusted*		As adjusted*
Royalty revenue	$15,461	$13,415	$45,797	$39,239
Advertising fees and related income	8,614	7,579	25,574	22,313
Franchise fees	656	598	1,959	1,865
* See Note 1.
Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. Approximately $9.6 million and $10.1 million of deferred revenue as of September 29, 2018 and December 30, 2017, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.6 years. The Company does not have any material contract assets as of September 29, 2018.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(12)    Subsequent Events
Subsequent to the fiscal third quarter of 2018, the Company announced its intention to complete a refinancing transaction. A wholly owned subsidiary of the Company intends to issue approximately $300 million of new, fixed rate notes and use the proceeds to prepay and retire all of the Company’s existing debt, to pay transaction costs associated with the transaction, and for general corporate purposes. In connection therewith, the Company also expects to enter into a new $25 million variable funding note facility. The Company anticipates that the refinancing transaction will close during the fiscal fourth quarter of 2018.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Wingstop Inc. (collectively with its direct and indirect subsidiaries on a consolidated basis, “Wingstop,” the “Company,” “we,” “our,” or “us”) should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (our “Annual Report”). The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Special Note Regarding Forward-Looking Statements,” below, and “Risk Factors” on page 15 of our Annual Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a 52 or 53 week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Fiscal years 2018 and 2017 each contain 52 weeks.
Amounts presented in this Part I, Item 2 for the thirteen and thirty-nine weeks ended September 30, 2017 have been retrospectively adjusted to reflect the adoption of ASU 2014-09. See Note 1 to our consolidated financial statements, Basis of Presentation, for more information regarding such adjustment.
Overview
Wingstop is a high-growth franchisor and operator of restaurants that offer cooked-to-order, hand-sauced and tossed chicken wings.

We believe we pioneered the concept of wings as a “center-of-the-plate” item for all of our meal occasions. While other concepts include wings as add-on menu items or focus on wings in a bar or sports-centric setting, we are singularly focused on wings, fries, and sides, which generate approximately 92% of our system-wide sales.

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

Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of September 29, 2018, we had a total of 1,215 restaurants across ten countries in our global system (including 43 states in the United States). Our restaurant base is 98% franchised, with 1,189 franchised locations (including 130 international locations) and 26 company-owned restaurants as of September 29, 2018.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Domestic Franchised Activity:
Beginning of period	1,040	946	1,004	901
Openings	21	28	64	79
Closures	(2)	(1)	(6)	(7)
Acquired by Company	—	(2)	(3)	(2)
Restaurants end of period	1,059	971	1,059	971

Domestic Company-Owned Activity:
Beginning of period	26	21	23	21
Openings	—	—	—	—
Closures	—	—	—	—
Acquired from franchisees	—	2	3	2
Restaurants end of period	26	23	26	23

Total Domestic Restaurants	1,085	994	1,085	994

International Franchised Activity:
Beginning of period	122	89	106	76
Openings	8	5	24	20
Closures	—	—	—	(2)
Restaurants end of period	130	94	130	94

Total System-wide Restaurants	1,215	1,088	1,215	1,088
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
Same store sales. Same store sales reflects the change in year-over-year sales for the same store base. We define the same store base to include those restaurants open for at least 52 full weeks. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures. We review same store sales for company-owned restaurants as well as franchised restaurants. Same store sales are driven by changes in transactions and average transaction size. Transaction size changes are driven by price changes or product mix shifts from either a change in the number of items purchased or shifts into higher or lower priced categories of items.

EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, net, income tax expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for transaction costs, gains and losses on the disposal of assets, and stock-based compensation expense. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies due to differences in methods of calculation. For a reconciliation of net income to EBITDA and Adjusted EBITDA and for further discussion of EBITDA and Adjusted EBITDA as non-GAAP measures and how we utilize them, see footnote 2 below.
The following table sets forth our key performance indicators as well as our total revenue and net income for the thirteen and thirty-nine weeks ended September 29, 2018 and September 30, 2017 (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Number of system-wide restaurants open at end of period	1,215	1,088	1,215	1,088
System-wide sales (1)	$315,312	$274,021	$933,250	$802,420
Domestic restaurant AUV	$1,131	$1,102	$1,131	$1,102
System-wide domestic same store sales growth	6.3%	4.1%	6.7%	1.7%
Company-owned domestic same store sales growth	5.0%	5.5%	6.8%	0.5%
Total revenue	$38,246	$33,123	$112,672	$98,111
Net income	$6,293	$4,704	$19,300	$15,868
Adjusted EBITDA (2)	$12,246	$9,930	$36,485	$28,708

(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.8% and 3.5% for the thirteen weeks ended September 29, 2018 and September 30, 2017, respectively, and was 3.7% and 3.4% for the thirty-nine weeks ended September 29, 2018 and September 30, 2017, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
We define “EBITDA” as net income before interest expense, net, income tax expense, and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for transaction costs, gains and losses on the disposal of assets, and stock-based compensation expense. There were no gains or losses on disposal of assets during the thirteen and thirty-nine weeks ended September 29, 2018 and September 30, 2017. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations on a period-over-period basis and would ordinarily add back non-cash expenses such as depreciation and amortization, as well as items that are not part of normal day-to-day operations of our business.
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
The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 29, 2018 and September 30, 2017 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$6,293	$4,704	$19,300	$15,868
Interest expense, net	2,545	1,302	6,623	3,908
Income tax expense	1,518	2,690	3,925	5,631
Depreciation and amortization	1,134	881	3,163	2,407
EBITDA	$11,490	$9,577	$33,011	$27,814
Additional adjustments:
Transaction costs (a)	—	—	1,462	—
Stock-based compensation expense (b)	756	353	2,012	894
Adjusted EBITDA	$12,246	$9,930	$36,485	$28,708

(a) Represents costs and expenses related to the refinancing of the senior secured credit facility dated June 30, 2016 (the “2016 Facility”) and payment of a special dividend; all transaction costs are included in selling, general and administrative expenses (“SG&A”).
(b) Includes non-cash, stock-based compensation.

Results of Operations
Thirteen Weeks Ended September 29, 2018 compared to Thirteen Weeks Ended September 30, 2017
The following table sets forth our results of operations for the thirteen weeks ended September 29, 2018 and September 30, 2017 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	September 29, 2018	September 30, 2017	$	%
Revenue:
Royalty revenue, franchise fees and other	$17,787	$15,872	$1,915	12.1%
Advertising fees and related income	8,614	7,579	1,035	13.7%
Company-owned restaurant sales	11,845	9,672	2,173	22.5%
Total revenue	38,246	33,123	5,123	15.5%
Costs and expenses:
Cost of sales (1)	8,040	7,823	217	2.8%
Advertising expenses	8,431	7,665	766	10.0%
Selling, general and administrative	10,285	8,058	2,227	27.6%
Depreciation and amortization	1,134	881	253	28.7%
Total costs and expenses	27,890	24,427	3,463	14.2%
Operating income	10,356	8,696	1,660	19.1%
Interest expense, net	2,545	1,302	1,243	95.5%
Income before income tax expense	7,811	7,394	417	5.6%
Income tax expense	1,518	2,690	(1,172)	(43.6)%
Net income	$6,293	$4,704	$1,589	33.8%

(1) Cost of sales excludes depreciation and amortization, which are presented separately, and includes advertising expenses incurred at company-owned restaurants.
Total revenue. During the thirteen weeks ended September 29, 2018, total revenue was $38.2 million, an increase of $5.1 million, or 15.5%, compared to $33.1 million in the comparable period in 2017.
Royalty revenue, franchise fees and other. During the thirteen weeks ended September 29, 2018, royalty revenue, franchise fees and other was $17.8 million, an increase of $1.9 million, or 12.1%, compared to $15.9 million in the comparable period in 2017. The increase is due to 124 net franchise restaurant openings since September 30, 2017 and domestic same store sales growth of 6.3%.
Advertising fees and related income. During the thirteen weeks ended September 29, 2018, advertising fees and related income was $8.6 million, an increase of $1.0 million, or 13.7%, compared to $7.6 million in the comparable period in 2017. Advertising fees increased primarily due to the increase in system-wide sales in the thirteen weeks ended September 29, 2018 compared to the thirteen weeks ended September 30, 2017.
Company-owned restaurant sales. During the thirteen weeks ended September 29, 2018, company-owned restaurant sales were $11.8 million, an increase of $2.2 million, or 22.5%, compared to $9.7 million in the comparable period in 2017. The increase was primarily due to the acquisition of three franchised restaurants since the prior year comparable period resulting in additional sales of $1.5 million and company-owned domestic same store sales growth of 5.0%, which was driven by both an increase in transactions and an increase in average transaction size.
Cost of sales. During the thirteen weeks ended September 29, 2018, cost of sales was $8.0 million, an increase of $0.2 million, or 2.8%, compared to $7.8 million in the comparable period in 2017. Cost of sales as a percentage of company-owned restaurant sales was 67.9% in the thirteen weeks ended September 29, 2018, compared to 80.9% in the comparable period in 2017.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	September 29, 2018	As a % of company-owned restaurant sales	September 30, 2017	As a % of company-owned restaurant sales

Cost of sales:
Food, beverage and packaging costs	$3,926	33.1%	$4,136	42.8%
Labor costs	2,621	22.1%	2,295	23.7%
Other restaurant operating expenses	1,795	15.2%	1,634	16.9%
Vendor rebates	(302)	(2.5)%	(242)	(2.5)%
Total cost of sales	$8,040	67.9%	$7,823	80.9%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 33.1% in the thirteen weeks ended September 29, 2018, compared to 42.8% in the comparable period in 2017. The decrease was primarily due to a 29.8% decrease in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 22.1% for the thirteen weeks ended September 29, 2018, compared to 23.7% in the comparable period in 2017. The decrease as a percentage of company-owned restaurant sales was primarily due to our ability to leverage costs due to the company-owned domestic same store sales increase of 5.0%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 15.2% for the thirteen weeks ended September 29, 2018, compared to 16.9% in the comparable period in 2017. The decrease as a percentage of company-owned restaurant sales was primarily due to our ability to leverage costs due to the company-owned domestic same store sales increase of 5.0%.
Advertising expenses. During the thirteen weeks ended September 29, 2018, advertising expenses were $8.4 million, an increase of $0.8 million compared to $7.7 million in the comparable period in 2017. Under the new accounting guidance, advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
 Selling, general and administrative. During the thirteen weeks ended September 29, 2018, SG&A expense was $10.3 million, an increase of $2.2 million compared to $8.1 million in the comparable period in 2017. The increase in SG&A expense was primarily due to an increase in payroll and benefit expenses related to planned headcount additions.
Depreciation and amortization. During the thirteen weeks ended September 29, 2018, depreciation expense was $1.1 million, an increase of $0.3 million compared to $0.9 million in the comparable period in 2017. The increase in depreciation and amortization was primarily due to additional amortization associated with reacquired franchise rights resulting from the acquisition of franchised restaurants.
Interest expense, net. During the thirteen weeks ended September 29, 2018, interest expense was $2.5 million, an increase of $1.2 million compared to $1.3 million in the comparable period in 2017. The increase was primarily due to an increase in the principal amount of indebtedness and applicable interest rate related to the refinancing of the 2016 Facility in January 2018.
Income tax expense. Income tax expense was $1.5 million in the thirteen weeks ended September 29, 2018, yielding an effective tax rate of 19.4%, compared to an effective tax rate of 36.4% in the prior year. The decrease in the effective tax rate was due to the reduction in the federal statutory rate for the thirteen weeks ended September 29, 2018 from 35% to 21% effective the first day of fiscal 2018, as well as $0.3 million in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation in income tax expense compared to $0.1 million of excess tax benefits in the prior year period.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	September 29, 2018	September 30, 2017	$	%
Revenue:
Franchise segment	$26,401	$23,451	$2,950	12.6%
Company segment	11,845	9,672	2,173	22.5%
Total segment revenue	$38,246	$33,123	$5,123	15.5%

Segment Profit:
Franchise segment	$7,663	$7,763	$(100)	(1.3)%
Company segment	2,693	933	1,760	188.6%
Total segment profit	$10,356	$8,696	$1,660	19.1%
Franchise segment. During the thirteen weeks ended September 29, 2018, franchise segment revenue was $26.4 million, an increase of $3.0 million, or 12.6%, compared to $23.5 million in the comparable period in 2017. Royalty revenue increased $2.0 million due to 124 net franchise restaurant openings since September 30, 2017 and domestic same store sales growth of 6.3%. Advertising fees and related income increased $1.0 million due to the increase in system-wide sales from September 30, 2017 to September 29, 2018.
During the thirteen weeks ended September 29, 2018, franchise segment profit was $7.7 million, a decrease of $0.1 million, or 1.3%, compared to $7.8 million in the comparable period in 2017, primarily due to increases in SG&A, primarily related to planned headcount additions.
Company segment. During the thirteen weeks ended September 29, 2018, company-owned restaurant sales were $11.8 million, an increase of $2.2 million, or 22.5%, compared to $9.7 million in the comparable period in 2017. The increase was primarily due to the acquisition of three franchised restaurants since the prior year comparable period, resulting in additional sales of $1.5 million and an increase in company-owned domestic same store sales of 5.0%, which was driven by both an increase in transactions and an increase in average transaction size.
During the thirteen weeks ended September 29, 2018, company segment profit was $2.7 million, an increase of $1.8 million, or 188.6%, compared to $0.9 million in the comparable period in 2017. The increase was due to the leveraging of fixed costs due to company-owned same store sales growth of 5.0%, as well as a 29.8% decrease in the cost of bone-in chicken wings. Additionally, a combined profit of $0.5 million from the three additional company-owned locations acquired from franchisees in the periods subsequent to September 30, 2017, further increased company segment profit in the thirteen weeks ended September 29, 2018 compared to the prior year period.

Thirty-Nine Weeks Ended September 29, 2018 compared to Thirty-Nine Weeks Ended September 30, 2017
The following table sets forth our results of operations for the thirty-nine weeks ended September 29, 2018 and September 30, 2017 (dollars in thousands):

	Thirty-Nine Weeks Ended		Increase / (Decrease)
	September 29, 2018	September 30, 2017	$	%
Revenue:
Royalty revenue, franchise fees and other	$52,772	$48,735	$4,037	8.3%
Advertising fees and related income	25,574	22,313	3,261	14.6%
Company-owned restaurant sales	34,326	27,063	7,263	26.8%
Total revenue	112,672	98,111	14,561	14.8%
Costs and expenses:
Cost of sales (1)	23,182	21,290	1,892	8.9%
Advertising expenses	25,283	24,522	761	3.1%
Selling, general and administrative	31,196	24,485	6,711	27.4%
Depreciation and amortization	3,163	2,407	756	31.4%
Total costs and expenses	82,824	72,704	10,120	13.9%
Operating income	29,848	25,407	4,441	17.5%
Interest expense, net	6,623	3,908	2,715	69.5%
Income before income tax expense	23,225	21,499	1,726	8.0%
Income tax expense	3,925	5,631	(1,706)	(30.3)%
Net income	$19,300	$15,868	$3,432	21.6%

(1) Exclusive of depreciation and amortization, shown separately.
Total revenue. During the thirty-nine weeks ended September 29, 2018, total revenue was $112.7 million, an increase of $14.6 million, or 14.8%, compared to $98.1 million in the comparable period in 2017.
Royalty revenue, franchise fees and other. During the thirty-nine weeks ended September 29, 2018, royalty revenue, franchise fees and other was $52.8 million, an increase of $4.0 million, or 8.3%, compared to $48.7 million in the comparable period in 2017. Royalty revenue increased $6.6 million due to 124 net franchise restaurant openings since September 30, 2017 and domestic same store sales growth of 6.7%. Other revenue decreased $2.6 million, primarily due to a one-time payment received in conjunction with a new vendor agreement that was executed during the first quarter of 2017. The funding from this agreement was used to support our national advertising campaign.
Advertising fees and related income. During the thirty-nine weeks ended September 29, 2018, advertising fees and related income was $25.6 million, an increase of $3.3 million, or 14.6%, compared to $22.3 million in the comparable period in 2017. Advertising fees increased primarily due to the increase in system-wide sales in the thirty-nine weeks ended September 29, 2018 compared to the thirty-nine weeks ended September 30, 2017.
Company-owned restaurant sales. During the thirty-nine weeks ended September 29, 2018, company-owned restaurant sales were $34.3 million, an increase of $7.3 million, compared to $27.1 million in the comparable period in 2017. The increase was primarily due to the acquisition of five franchised restaurants since the prior year comparable period resulting in additional sales of $5.0 million, and an increase in company-owned domestic same store sales of 6.8%, which was driven by both an increase in transactions and an increase in average transaction size.
Cost of sales. During the thirty-nine weeks ended September 29, 2018, cost of sales was $23.2 million, an increase of $1.9 million, or 8.9%, compared to $21.3 million in the comparable period in 2017. Cost of sales as a percentage of company-owned restaurant sales was 67.5% in the thirty-nine weeks ended September 29, 2018 compared to 78.7% in the prior year period.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirty-Nine Weeks Ended
	September 29, 2018	As a % of company-owned restaurant sales	September 30, 2017	As a % of company-owned restaurant sales

Cost of sales:
Food, beverage and packaging costs	$11,306	32.9%	$11,002	40.7%
Labor costs	7,555	22.0%	6,535	24.1%
Other restaurant operating expenses	5,190	15.1%	4,431	16.4%
Vendor rebates	(869)	(2.5)%	(678)	(2.5)%
Total cost of sales	$23,182	67.5%	$21,290	78.7%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 32.9% in the thirty-nine weeks ended September 29, 2018, compared to 40.7% in the comparable period in 2017. The decrease is primarily due to a 21.5% decrease in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 22.0% for the thirty-nine weeks ended September 29, 2018, compared to 24.1% in the comparable period in 2017. The decrease as a percentage of company-owned restaurant sales was primarily due to our ability to leverage costs as a result of the company-owned domestic same store sales increase of 6.8%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 15.1% for the thirty-nine weeks ended September 29, 2018, compared to 16.4% in the comparable period in 2017. The decrease as a percentage of company-owned restaurant sales was primarily due to our ability to leverage costs as a result of the company-owned domestic same store sales increase of 6.8%.
Advertising expenses. During the thirty-nine weeks ended September 29, 2018, advertising expenses were $25.3 million, an increase of $0.8 million compared to $24.5 million in the comparable period in 2017. Under the new accounting guidance, advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
 Selling, general and administrative. During the thirty-nine weeks ended September 29, 2018, SG&A expense was $31.2 million, an increase of $6.7 million compared to $24.5 million in the comparable period in 2017. The increase in SG&A expense was primarily due to nonrecurring costs of $1.5 million related to the refinancing of the 2016 Facility and subsequent special dividend payout, which occurred in the first quarter of 2018. Also contributing to the increase in SG&A were increases in payroll and benefits expenses associated with planned headcount additions.
Depreciation and amortization. During the thirty-nine weeks ended September 29, 2018, depreciation expense was $3.2 million, an increase of $0.8 million, compared to $2.4 million in the comparable period in 2017. The increase in depreciation and amortization was primarily due to additional amortization associated with reacquired franchise rights resulting from the acquisition of franchised restaurants.
Interest expense, net. During the thirty-nine weeks ended September 29, 2018, interest expense was $6.6 million, an increase of $2.7 million compared to $3.9 million in the comparable period in 2017. The increase was primarily due to an increase in the principal amount of indebtedness related to the refinancing of the 2016 Facility in January 2018 and an increase in the applicable interest rate.
Income tax expense. Income tax expense was $3.9 million in the thirty-nine weeks ended September 29, 2018, yielding an annual effective tax rate of 16.9%, compared to an annual effective tax rate of 26.2% in the comparable period in 2017. The decrease in the effective tax rate was due to the reduction in the federal statutory rate from 35% to 21% effective the first day of fiscal 2018. The effective tax rate was further impacted by excess tax benefits of $1.8 million during the thirty-nine weeks ended September 29, 2018, which is lower than the excess tax benefits in the prior year period of $2.5 million.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (dollars in thousands):

	Thirty-Nine Weeks Ended		Increase / (Decrease)
	September 29, 2018	September 30, 2017	$	%
Revenue:
Franchise segment	$78,346	$71,048	$7,298	10.3%
Company segment	34,326	27,063	7,263	26.8%
Total segment revenue	$112,672	$98,111	$14,561	14.8%

Segment Profit:
Franchise segment	$23,418	$22,317	$1,101	4.9%
Company segment	7,892	3,090	4,802	155.4%
Total segment profit	$31,310	$25,407	$5,903	23.2%
Franchise segment. During the thirty-nine weeks ended September 29, 2018, franchise segment revenue was $78.3 million, an increase of $7.3 million, or 10.3%, compared to $71.0 million in the comparable period in 2017. Royalty revenue increased $6.6 million, primarily due to 124 net franchise restaurant openings since September 30, 2017 and domestic same store sales growth of 6.7%. Other revenue decreased $2.6 million, primarily due to an decrease in vendor rebates related to a one-time payment received in conjunction with a vendor agreement executed during the first quarter of 2017.
During the thirty-nine weeks ended September 29, 2018, franchise segment profit was $23.4 million, an increase of $1.1 million, or 4.9%, compared to $22.3 million in the comparable period in 2017, primarily due to increases in revenue, which was offset by increases in payroll and benefit expenses related to planned headcount additions.
Company segment. During the thirty-nine weeks ended September 29, 2018, company-owned restaurant sales were $34.3 million, an increase of $7.3 million, compared to $27.1 million in the comparable period in 2017. The increase was primarily due to the acquisition of five franchised restaurants since the prior year comparable period resulting in additional sales of $5.0 million and an increase in company-owned domestic same store sales of 6.8%, which was driven by both an increase in transactions and an increase in average transaction size.
During the thirty-nine weeks ended September 29, 2018, company segment profit was $7.9 million, an increase of $4.8 million, or 155.4%, compared to $3.1 million in the comparable period in 2017. The increase was due to a combined profit of $1.8 million from the five additional company-owned locations acquired from franchisees in the periods subsequent to September 30, 2017. Additionally, the 21.5% decrease in the cost of bone-in chicken wings, as well as the leveraging of fixed costs due to the company-owned same store sales growth of 6.8%, further increased company segment profit in the thirty-nine weeks ended September 29, 2018 compared to the prior year period.

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
The following table shows summary cash flows information for the thirty-nine weeks ended September 29, 2018 and September 30, 2017 (in thousands):

	Thirty-Nine Weeks Ended
	September 29, 2018	September 30, 2017
Net cash provided by (used in):
Operating activities	$30,623	$19,867
Investing activities	(8,879)	(5,783)
Financing activities	(18,326)	(11,358)
Net change in cash and cash equivalents	$3,418	$2,726
Operating activities. Our cash flows from operating activities are principally driven by sales at both franchise restaurants and company-owned restaurants, as well as franchise and development fees. We collect franchise royalties from our franchisees on a weekly basis. Restaurant-level operating costs at our company-owned restaurants, unearned franchise and development fees and corporate overhead costs also impact our cash flows from operating activities.
Net cash provided by operating activities was $30.6 million in the thirty-nine weeks ended September 29, 2018, an increase of $10.8 million from $19.9 million in 2017. The increase was primarily due to the increase in net income as well as timing of changes in working capital.
Investing activities. Our net cash used in investing activities was $8.9 million in the thirty-nine weeks ended September 29, 2018, an increase of $3.1 million from $5.8 million used in investing activities in 2017. The increase was primarily due to the acquisition of three restaurants from franchisees during the thirty-nine weeks ended September 29, 2018 and a $1.0 million increase in property and equipment purchases.
Financing activities. Our net cash used in financing activities was $18.3 million in the thirty-nine weeks ended September 29, 2018, an increase of $7.0 million from cash used in financing activities of $11.4 million in 2017. The increase was due to the payment of regular quarterly dividends in the thirty-nine weeks ended September 29, 2018, a special dividend paid in the first quarter of 2018 totaling $92.7 million. This was partially offset by net borrowings of long-term debt of $81.6 million during the thirty-nine weeks ended September 29, 2018, compared to net payments of $10.6 million in the comparable period in 2017.
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
As of September 29, 2018, the term loan facility and the revolving credit facility had outstanding balances of $96.3 million and $119.1 million, respectively, bearing interest at 4.49%.

Refinancing. Subsequent to the fiscal third quarter of 2018, the Company announced its intention to complete a refinancing transaction. The Company intends to issue approximately $300 million of new, fixed rate notes and use the proceeds to retire all of the Company’s existing debt, to pay transaction costs associated with the refinancing, and for general corporate purposes. The Company also expects to enter into a new $25 million variable funding note facility and anticipates that the refinancing transaction will close during the fiscal fourth quarter of 2018.
Dividends. In the third quarter of 2017, we announced that our Board of Directors authorized the initiation of a regular dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our Board of Directors. Dividends of $0.07 per share were announced during the first and second quarters of 2018, and were paid on March 23, 2018 and June 18, 2018, respectively. The dividend was increased to $0.09 per share during the third quarter and was paid on September 18, 2018. On October 26, 2018, the Company’s Board of Directors approved a dividend of $0.09 per share, to be paid on December 18, 2018.
Separate from our regular dividend program, during the first quarter of 2018, we paid a special cash dividend of $3.17 per share in connection with the execution of the 2018 Facility.
We do not expect the restrictions in the 2018 Facility to impact our ability to make regular quarterly dividend payments pursuant to our regular dividend program. However, any future declarations of dividends, as well as the amount and timing of such dividends, is subject to capital availability and the discretion of our Board of Directors, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders.
Contractual Obligations
In connection with the 2018 Facility, principal payments of $1,250,000 are due quarterly, with all unpaid amounts due at maturity in January 2023.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations, except for leases, as of September 29, 2018.
Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting estimates are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting policies and estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report, and there have been no material changes since the filing of our Annual Report.
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
Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	our ability to effectively implement our growth strategy;

•	risks associated with changes in food and supply costs;

•	our relationships with, and the performance of, our franchisees, as well as actions by franchisees that could harm our business;

•	our ability to identify, recruit and contract with a sufficient number of qualified franchisees;

•	our ability to effectively compete within our industry;

•	our ability to successfully expand into new markets;

•	risks associated with food safety, food-borne illness and other health concerns;

•	risks associated with interruptions in our supply chain;

•	our ability to implement our domestic and international growth strategies;

•	risks associated with data privacy, cyber security, and the use and implementation of information technology;

•	risks associated with litigation against us or our franchisees;

•	our ability to comply with government regulations relating to food products and franchising, including increased costs associated with new or changing regulations;

•	risks associated with the geographic concentration of our business;

•	our ability to maintain adequate insurance coverage for our business;

•	our ability to successfully advertise and market our business;

•	risks associated with changes in customer preferences and perceptions;

•	our ability to protect our intellectual property, including trademarks and trade secrets; and

•	our ability to comply with the covenants and restrictions in the 2018 Facility; and

•	our ability to complete our planned recapitalization transaction.

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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for fresh bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 25.6% and 31.7% of our company-owned restaurant cost of sales during the thirty-nine weeks ended September 29, 2018 and September 30, 2017, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.6 million during the thirty-nine weeks ended September 29, 2018. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing arrangements with our suppliers, these arrangements cover our physical commodity needs, are not net-settled, and are accounted for as normal purchases.
Interest Rate Risk. We are subject to interest rate risk in connection with borrowings under the 2018 Facility, which bears interest at variable rates. As of September 29, 2018, we had $215.4 million outstanding under the 2018 Facility. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. A hypothetical 1.0% percentage point increase or decrease in the interest rate associated with our credit facilities would have resulted in a $2.2 million impact on interest expense on an annualized basis.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2018, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
3.1
Amended and Restated Certificate of Incorporation of Wingstop Inc., filed as exhibit 3.1 to the Registration Statement of the Company on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference

3.2
Amended and Restated Bylaws of Wingstop Inc., filed as exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2017 (File No. 001-37425) and incorporated herein by reference

10.1
Amended and Restated Form of Performance-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (File No. 001-37425) and incorporated herein by reference

10.2
Amended and Restated Form of Service-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (File No. 001-37425) and incorporated herein by reference

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

Wingstop Inc.
(Registrant)

Date:	October 29, 2018	By:	/s/ Charles R. Morrison
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2018	By:	/s/ Michael J. Skipworth
Chief Financial Officer
(Principal Financial and Accounting Officer)