Form 10-K
period 2018-12-29
Wingstop Inc.
filed 2019-02-27
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was approximately $1.5 billion, based on the closing price of the registrant’s common stock on June 29, 2018, the last trading day of the registrant’s most recently completed second fiscal quarter.

As of February 27, 2019, there were 29,333,868 shares of common stock, par value of $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2019 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 29, 2018, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS
PART I
PART II
PART III
PART IV

PART I

Cautionary Note Regarding Forward-Looking Statements
This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, trends, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements can generally by identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements are accompanied by such terms. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our expectations with respect to our future liquidity, expenses, and consumer appeal. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks, and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. Such risks and other factors include those listed in Item 1A., “Risk Factors,” and elsewhere in this report.
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
Item 1. Business
As a result of the adoption of new guidance related to revenue recognition during fiscal year 2018 (see Note 1 to the Consolidated Financial Statements included herein), fiscal years 2017 and 2016 amounts included below have been adjusted to reflect the new guidance.
Overview
The Wing Experts
Wingstop is a high-growth franchisor and operator of restaurants that specialize in cooked-to-order, hand-sauced and tossed chicken wings. We believe we pioneered the concept of wings as “center-of-the-plate”. We offer our guests 11 bold, distinctive, and craveable flavors on our bone-in and boneless chicken wings and tenders that are always cooked to order and paired with our fresh-cut, seasoned fries and made-from-scratch Ranch and Bleu Cheese dips. Our menu is highly customizable for different dining occasions, and we believe it delivers a compelling value proposition for groups, families, and individuals.
Wings are our specialty. While other concepts include wings as add-on menu items or focus on wings in a bar or sports-centric setting, we are focused on wings, fries and sides, which generate approximately 93% of our sales. We are the largest fast casual chicken wings-focused restaurant chain in the world, and have demonstrated strong, consistent growth on a global scale. The Company is primarily a franchisor, with approximately 98% of Wingstop’s restaurants currently owned and operated by independent franchisees.

We believe our simple and efficient restaurant operating model, low initial cash investment, and compelling restaurant economics help drive continued system growth through both existing and new franchisees. Our focused restaurant operating model requires few ingredients and easy preparation within a small, flexible real estate footprint. During fiscal year 2018, carry-out orders constituted approximately 75% of our sales. We believe our efficient model offers an attractive investment opportunity for our franchisees as evidenced by our domestic average sales-to-investment ratio of 3 to 1 and is further evidenced by the fact that we have more than doubled our global restaurant count since the end of 2011. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating stockholder value through strong and consistent free cash flow and capital-efficient growth.

Our Industry
We operate in the rapidly-growing fast casual segment of the restaurant industry. We believe that fast casual concepts, which are a segment of limited service restaurants, or LSRs, such as Wingstop, attract customers away from other restaurant segments and, accordingly, are generating faster growth than the overall restaurant industry and increasing market share relative to other segments.
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
Our Strengths
Our Menu
Wingstop is the destination when our guests crave fresh, cooked-to-order wings with bold, layered flavors that touch all of the senses. People who prioritize flavor prioritize Wingstop because it is more than a meal, it is a flavor experience. We speak in bold, distinctive, and craveable flavors. Our dialect is our 11 proprietary flavors, which range from extremely hot to mild: Atomic, Mango Habanero, Cajun, Original Hot, Spicy Korean Q, Louisiana Rub, Mild, Hickory Smoked BBQ, Lemon Pepper, Garlic Parmesan, and Hawaiian.
Our diverse flavor offerings allow our guests to customize their experience. All of our wings are cooked-to-order, hand-sauced and tossed and served to our guests for dine-in or carry-out. We never use heat lamps or microwaves in the preparation of our food. To complement our wings, we serve fresh-cut, seasoned fries, crafted from carefully selected whole Russet potatoes. We complete the flavor experience with fresh, hand-cut carrots and celery and Ranch and Bleu Cheese dips made with buttermilk in-house daily. We believe our bold and distinctive flavors leave our guests craving more and create a differentiated and tailor-made flavor experience that drives repeat business and brand loyalty.
Our customizable menu and craveable flavors drive demand across multiple day-parts and occasions. Our 11 flavors, signature fries, freshly-prepared sides, and numerous order options (eat-in / to go / delivery; individual / combo meals / family packs) allow guests to eat Wingstop during any occasion, whether it is a quick carry-out snack, dine-in dinner with friends, or picking up a party size order for their favorite sporting event.
Compelling Unit Economics
We believe the growing popularity of the Wingstop experience and the operational simplicity of our restaurants translate into attractive economics at our franchised and company-owned locations. Existing franchisees accounted for approximately 80% of franchised restaurants opened in 2018 and 2017, which we believe further underscores our restaurant model’s financial appeal.
Upon opening, our restaurant volume generally builds year after year. Our domestic average unit volume (“AUV”) has grown consistently, achieving $1.1 million during fiscal year 2018. Our restaurants are approximately 1,700 square feet on average and yield average sales per square foot of $670 based on 2018 domestic AUV due to the high average carry-out mix of 75% in 2018. Our operational simplicity results in low labor costs, further improving the profitability of our concept. Our operating model targets a low average estimated initial investment of approximately $380,000, excluding real estate purchase or lease costs and pre-opening expenses. In year two of operation, we target a franchisee unlevered cash-on-cash return of approximately 35% to 40%. We believe low entry costs and high returns provide a compelling investment opportunity for our franchisees that has helped drive the continued growth of our system.
Proven Portability
Our concept has demonstrated success across the globe, with restaurants operating in 43 states across varying geographic regions, population densities and real estate settings within the United States and in nine international markets. We have had positive same store sales growth across a wide variety of major markets over the last five years, and have a closure rate of less than 1% of total restaurants per year. Global demand for chicken, broad appeal, and the simplicity of our restaurant operating model have supported our success across nine international markets. While our concept has succeeded in a variety of real estate formats and locations, our preferred real estate site is an in-line or end-cap retail strip center location available in most shopping centers. The flexibility of our real estate model coupled with the broad appeal of our food has enabled us to profitably locate restaurants in both urban and suburban areas. Accordingly, we believe our concept is well-positioned for continued system growth in both existing and new markets.

Strength In Numbers
We have demonstrated a consistent track record of strong financial performance:

•
Domestic same store sales increased 12.5% in 2014, 7.9% in 2015, 3.2% in 2016, 2.6% in 2017, and 6.5% in 2018, representing five year cumulative domestic same store sales growth of 32.7%, driven primarily by an increase in transactions, which demonstrates the growing awareness and popularity of our brand;

•	System-wide restaurant count has increased from 712 worldwide locations in 2014 to 1,252 locations in 2018, which represents growth of 76% over such period;

•	Our domestic same store sales growth is even more meaningful given that we have had 15 consecutive years of positive same store sales;

•	From 2014 to 2018, our system-wide sales increased from $678.8 million to $1.3 billion, which represents growth of 86% over the period;

•
Since 2014, our net income has grown from $9.0 million to $21.7 million in 2018, which represents growth of 142% over such time period; and Adjusted EBITDA increased from $24.4 million to $49.0 million over the same time period, representing over 100% growth.

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to net income and a further discussion of how we utilize this non-GAAP financial measure, see “Selected Financial Data.”
Experienced Management Team
Our strategic vision and results-driven culture are directed by our executive management team under the leadership of our Chairman and Chief Executive Officer, Charlie Morrison. Charlie joined Wingstop in 2012, bringing more than 20 years of experience in the restaurant and multi-unit retail industry, including leadership positions at Pizza Hut, Boston Market, Kinko’s, Steak & Ale, and most recently, Rave Restaurant Group, a publicly traded restaurant company, where he served as Chief Executive Officer and led the creation of the award winning Pie Five restaurant concept. Charlie is supported by a strong executive team with significant retail and restaurant experience. Our Chief Financial Officer, Michael Skipworth, brings over 15 years of experience and came to us from KPMG LLP and most recently, Cardinal Logistics, where he was the Senior Vice President of Finance and Accounting. Our Chief Marketing Officer, Maurice Cooper, has over 15 years of large brand development experience, including leadership positions at Coca-Cola and the Holiday Inn Brand Family. Madison Jobe, our Chief Development Officer, joined us from Development Strategies International, a restaurant advisory firm where he was Founder and Chief Executive Officer, and brings 40 years of experience in the restaurant industry to oversee our franchise development efforts. Larry Kruguer, Chief Operating Officer, joined us in June 2015 from Wendy’s International, where he served as Vice President, International Joint Ventures. Darryl Marsch, our General Counsel, has over 28 years of legal experience and previously served as the General Counsel of Krispy Kreme Doughnuts, Inc. during its turnaround and growth phase. Donnie Upshaw, our Vice President of Human Resources, has over 15 years of human resource experience, including at RaceTrac and Champs. We believe our management team is a key driver of our success and positions us well for long-term growth.
Our Growth Strategy
Franchise Expansion
We believe that there is significant opportunity to expand globally, and we intend to focus our efforts on increasing our geographic penetration in both existing and new domestic markets as well as international markets. We believe our highly-franchised model positions us for continued strong unit growth over the medium and long-term. We expect high franchisee demand for our brand, supported by compelling unit economics, operational simplicity, low entry costs, and flexible real estate profile, to drive global restaurant growth. Based on our internal analysis, we believe there is opportunity for our brand to grow to approximately 3,000 restaurants across the United States and to approximately 3,000 restaurants internationally. Further, we believe there is a long term opportunity to expand our brand internationally to become a top 10 global restaurant company.
We intend to achieve our domestic restaurant potential by expanding in our existing markets where we believe we have the opportunity to more than double our current restaurant count. In addition, we will continue to expand into new markets. Our “inside out” domestic market expansion strategy focuses our initial development in urban centers where our core demographic is most densely populated and then builds outward into suburban areas as our brand awareness grows in the market. We have a robust domestic development pipeline and approximately 80% of our current domestic commitments are from existing franchisees, supporting the attractiveness of our restaurant business model as well as our positive franchisor/franchisee relationships. We believe that our highly-franchised business model provides a platform for continued growth as it allows us to focus on our core strengths of flavor innovation, marketing and guest engagement, and franchisee selection and support, while growing our restaurant presence and brand recognition with limited capital investment by us.
We also believe that there is a significant opportunity to grow our business internationally. We opened our first international location in Mexico in 2009. As of December 29, 2018, we had 128 international restaurants located in nine countries, all of which are franchised. In 2018, we opened 34 international locations. We believe that our restaurant operating model translates well internationally based on our small real estate footprint, our simplicity of operations, the universal and broad appeal of chicken, and our ability to customize our wide variety of flavors to local tastes.
Long-term Domestic Same Store Sales Growth

•	National Advertising
In February 2017, we launched our national advertising program. This transition to national advertising from our advertising cooperatives, a more locally driven advertising approach, provided us with more reach and frequency in existing media markets in addition to coverage for smaller and newer markets where we did not previously utilize television advertising. In 2016, approximately half of our domestic restaurants experienced some benefit of TV advertising across 10 markets. Beginning in 2017, we covered 100% of our domestic system with TV advertising, reaching over 80% of adults ages 18 to 49 and continued a similar strategy in national advertising throughout 2018. We also utilize an extensive range of social media and digital marketing tools including search engine, programmatic, native, digital video, and social media advertising. At a national level, we advertise on Google, Yahoo, and Bing through search engine advertising and also through Facebook, Twitter, Instagram, and Snapchat via paid social advertising. At the start of fiscal year 2019, the contribution rate that domestic franchisees contribute to the Ad Fund increased by 1% to 4% of Gross Sales.

•	Digital Expansion
We are making focused investments in technology to provide the most convenient, engaging, and cutting edge brand experience for our fans and drive increased sales. In 2014, we launched an updated online ordering system and mobile ordering application, or app, that simplifies the ordering process and integrates into our point-of-sale (“POS”) system, uniting online and register ordering across our system. We have developed a customer website and app that launched at the beginning of 2019 and that we believe will position Wingstop for further digital expansion. We were one of the first to launch bot technology and customizable ordering on Facebook Messenger, Twitter, and Amazon Alexa. We believe that we are poised for continued digital growth. Digital sales totaled 28% of sales during the fourth quarter of 2018, compared to the fast casual industry average of 6%. Digital sales in the fourth quarter of 2018 have more than doubled since the launch of our digital tools in the fourth quarter of 2014. Additionally, average transaction size for digital orders is approximately $5 higher than the average for all other orders.

•	Delivery
We completed a successful test of delivery using a third party delivery service provider in three markets during 2018. These initial test markets experienced a high single digit to low double digit sales lift and delivery sales sustained 9-12% of total sales mix. We began a national rollout of delivery to additional markets in 2018, covering 30% of our domestic restaurant base at the end of fiscal year 2018. National rollout will continue throughout 2019, and is expected to cover 80% of our system by the end of 2019. We believe adding delivery will continue to drive domestic same store sales growth.
Our Franchise
Franchise Overview
Our franchisees operated a total of 1,223 restaurants in 43 states, Latin America, the Middle East, Southeast Asia, and Western Europe as of December 29, 2018. We have rigorous qualification criteria and training programs for our franchisees and require them to adhere to strict operating standards. We work hard to ensure that every Wingstop franchise location meets the same quality and customer service benchmarks in order to preserve the consistency and reliability of the Wingstop brand.
We have a broad and diversified domestic franchisee base. Since 2014, the number of franchisees who own more than ten restaurants has grown approximately 80%. This increase is consistent with our strategy to grow with our existing franchisees. Our domestic franchise base has an average restaurant ownership of approximately 4 restaurants per franchisee.
Franchise Agreements. Our franchisees execute a separate franchise agreement for each restaurant opened, typically providing for a 10-year initial term, with an opportunity to enter into one or more renewal franchise agreements subject to certain conditions. Our standard franchise agreement changes from time to time, and terms may vary among franchisees. We generally update and/or revise our franchise agreement on an annual basis and, as a result, the agreements we enter into with individual franchisees may vary. Our franchise documents currently provide that franchisees must pay a franchise fee of $20,000 for each restaurant opened. If a franchisee has entered into an area development agreement to develop restaurants in a defined market area with us (which occurs, in most cases, even if a franchisee wants to develop only one restaurant), the aggregate initial fee currently is $30,000 for each restaurant including a $10,000 development fee per restaurant. The $10,000 development fee per restaurant to-be-developed is paid in full at the time a development agreement is signed for the grant of development rights and is not refundable.
The majority of our existing franchise agreements require our franchisees to pay us a royalty of 5% of their gross sales net of discounts. Franchise agreements signed pursuant to development agreements entered into on or after July 1, 2014 require our franchisees to pay us a royalty of 6% of their gross sales net of discounts. Our franchise agreements allow us to assess franchisees a national advertising fund contribution based on their gross sales net of discounts. In 2018, we charged a national advertising fund contribution equal to 3% of gross sales net of discounts. Under our franchise agreement, in 2019 the national advertising fund contribution increased by 1% to 4% of gross sales net of discounts. Our current form of franchise agreement also requires franchisees to spend at least 1% of their gross sales on local advertising and promotions. Franchisees operating under pre-2014 forms of franchise agreement were not contractually required to spend any minimum amount on local advertising, although we recommend that they spend at least 4% of their restaurants’ gross sales on local advertising and marketing.
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
All of our franchise agreements require that each franchised restaurant be operated in accordance with our defined operating procedures, adhere to the menu we establish, and meet applicable quality, service, health, and cleanliness standards. We may terminate the franchise rights of any franchisee who does not comply with our standards and requirements. We believe that maintaining superior food quality, an inviting and energetic atmosphere, and excellent guest service are critical to the reputation and success of our concept. Therefore, we aggressively enforce the contractual requirements of our franchise agreements.
How We Support our Franchisees
Site Selection and Development. Franchisees operating in the United States must use our approved real estate broker in their markets during the site search, review, and leasing process. We also have lists of approved site surveyors, permit expeditors, and architectural and engineering consultants for restaurant development and build-out. We give franchisees general guidelines to follow and consider in choosing a site for any new restaurant. We do not own any real estate in the United States on which franchised restaurants are located and do not lease restaurant sites to franchisees.
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
Training, Pre-Opening Assistance, and Ongoing Support. Franchisees (along with their managers) must attend and successfully complete a 4-week training program before we will issue an opening date for a restaurant. Our training program covers various topics, including Wingstop culture, food preparation and storage, food safety, specific position training, uniforms, cleaning and sanitation, marketing and advertising, POS systems, accounting, and hospitality, among others. Unless a franchisee commits to operate his or her own restaurant (i.e., “owner-operated”), the franchisee must hire a general manager who either has substantial ties in the general area where the restaurant is located or is willing to move to the general area. Our international franchisees likewise must complete required training and are principally responsible for training their managers and other employees.

When a domestic franchisee opens his or her first Wingstop restaurant, we provide the owner with an opening restaurant trainer for up to six days and may elect to send an opening restaurant trainer to a franchisee’s second or later restaurant location for an amount of time we determine to be appropriate. We also provide lists of approved inventory, suppliers, and small-wares that are needed to stock and operate each restaurant and help franchisees locate qualified suppliers of chicken and other supplies and ingredients that meet our specifications.
We also have an internal operations infrastructure that provides ongoing support to our franchisees. We utilize a field-based team of franchise business consultants who act as local resources to assist our franchisees to run their restaurants in accordance with Wingstop standards and who also assist with efforts to grow restaurant sales. The main responsibilities of our franchise business consultants include communicating and conveying certain initiatives and process enhancements to our franchisees and conducting business reviews in order to assist franchisees to operate more efficiently, with a focus on increasing restaurant sales and profits. Additionally, we maintain programs to monitor and evaluate the adherence of franchised restaurants to our quality, service, and cleanliness standards. For example, we have a group of field alignment managers who conduct standardized quarterly reviews of each of our franchised restaurants’ operations to help ensure that our brand standards are maintained. We also employ a third-party customer survey program to monitor guest experience and quality standards at franchised restaurants.
In addition to our hands-on training and assistance, we provide an operations manual to each restaurant location that includes sections on topics such as business operations, food safety, crew, hospitality, quality products, guest services, packaging and presentation, restaurant cleaning, restaurant and equipment maintenance, POS systems, quality control, advertising and marketing, and emergency management.
Franchise Advisory Council. In December 2002, we organized a Franchise Advisory Council, which we refer to as the Council, to consult with us about system-wide advertising themes and campaigns and other operational matters. The Council is composed of franchise members, all of whom are elected by our franchisees, and meets quarterly to review marketing strategies and provide input on topics such as advertising messages, operational standards, and system-wide initiatives. While the Council functions only in an advisory capacity, and we may disregard its recommendations if we choose, we view the Council as an important component of our domestic franchisee support program.
Point-of-Sale System. We require that our domestic franchisees utilize a specified POS system. Our POS system, in conjunction with our Intranet system, allows us to track sales at each restaurant location. Our restaurant operations do not require any other computers for a restaurant location. Our POS system integrates with our online ordering app, allowing for seamless recording and tracking of sales. Furthermore, our POS system provides our franchisees with additional back office tools that we believe will assist in cost control, create operational efficiencies, and drive sales.
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
Marketing and Advertising Support
We utilize three levels of advertising: (1) system-wide advertising, which is coordinated through our national advertising program; (2) local advertising, which franchisees handle with materials we create or approve; and (3) cooperative advertising among multiple franchisees in a given market.
Ad Fund. We created a not-for-profit advertising fund in July 1999, which we refer to as the Ad Fund. All restaurants, including our company-owned restaurants, must contribute to the Ad Fund. Our franchise agreements allow us to assess an Ad Fund contribution from domestic franchisees based on their gross sales net of discounts. Beginning in fiscal year 2017, we charged 3% of gross sales net of discounts under all existing domestic franchise agreements. At the start of fiscal year 2019, the contribution increased to 4% of gross sales net of discounts.

We direct and retain sole control over all advertising and promotions that the Ad Fund finances. We use a national advertising agency to create our advertising and promotional materials. We use another agency to create localized versions of our advertising and promotional materials.
Digital Advertising. We currently utilize an extensive range of social media and digital marketing tools including search engine, programmatic, native, digital video, and social media advertising. We also maintain website hosting and manage the development and maintenance of the mobile Wingstop app. We market Wingstop products, services, and restaurants through our website that we maintain at www.wingstop.com. Our website features a site locator page showing the addresses, telephone numbers, and ability to order online for each restaurant. At a national level, we advertise on Google, Yahoo, and Bing through search engine advertising and also through Facebook, Twitter, Instagram, and Snapchat via paid social advertising. Additionally, we assist franchisees in planning and executing localized geo-targeted digital marketing for their restaurants, including internet and mobile marketing.
Franchisees may not use electronic media, including the Internet or mobile, to advertise their restaurants without first obtaining our written consent and complying with any conditions and restrictions we wish to impose. We may assess franchisees a fee of up to $50 per month to pay for our website’s and Intranet’s maintenance and improvement costs.
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
Advertising Cooperatives. When a franchisee and at least one other restaurant operator have opened restaurants in the same designated market area (“DMA”), we may require the franchisee and the other operator(s) to form a cooperative advertising association. Each cooperative’s members will set their cooperative’s required contribution rate, but we retain the right to disapprove a rate lower than 1% of gross sales. Contributions to advertising cooperatives are credited toward a franchisee’s 1% local advertising obligation. Currently, the members of an advertising cooperative administer the cooperative, and we intervene only to resolve disputes. In that event, our decision is binding. We also retain the right to approve all advertising and advertising agencies.
As of December 29, 2018, advertising cooperatives have been formed in the following DMAs: Phoenix, Arizona; Los Angeles, California; Sacramento-Stockton-Modesto, California; San Diego, California; San Francisco, California; Las Vegas, Nevada; Denver, Colorado; Miami-Ft. Lauderdale, Florida; Chicago, Illinois; Austin, Texas; Dallas / Ft. Worth, Texas; Houston, Texas; and San Antonio, Texas.
National Advertising. In 2017, we transitioned to a national advertising program, which we believe will better drive brand awareness. Under this program, franchisees contributed 3% of gross sales net of discounts to the Ad Fund that is utilized to create advertising content and purchase digital and television advertising at a national level. This change was not an increase in the 4% of the restaurants’ gross sales that has historically been spent on advertising, but rather a reallocation of the 4%. Franchisees will spend the remaining 1% of gross sales on local advertising or cooperative advertising. This transition to national advertising from our advertising cooperatives, a more locally driven advertising approach, provided us with more reach and frequency in existing media markets in addition to coverage for smaller and newer markets where we did not previously leverage television.
Competition
The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered, guest service, ambiance, location, and overall dining experience. We believe that our attractive price-value relationship, our flexible service model, and the quality and distinctive flavor of our food enable us to differentiate ourselves from our competitors.
We believe we compete primarily with fast casual establishments and quick service restaurants, other wing-based take-out concepts, local and regional sports bars, and casual dining restaurants. Many fast casual and carry-out concepts offer wings as add-on items to other food categories such as pizza, but typically do not focus on wings. Other competitors emphasize wings in a bar or sports-centric setting. Many of these direct and indirect competitors are well-established national, regional, or local chains. We also compete with many restaurant and retail establishments for site locations and restaurant-level employees.

Suppliers and Distribution
We insist that all ingredients and supplies utilized in Wingstop restaurants satisfy our grade and quality standards. Our franchisees are required to purchase all chicken, groceries, produce, beverages, equipment and signage, furniture, fixtures, logo-imprinted paper goods, and cleaning supplies solely from suppliers that we designate and approve. We regularly inspect vendors to ensure that products purchased conform to our standards and that prices offered are competitive.
The principal raw materials for a Wingstop restaurant operation are bone-in and boneless chicken wings. Therefore, chicken is our largest product cost item and represented approximately 65% of all purchases for 2018. Company-owned and franchised restaurants purchase their bone-in and boneless chicken wings from suppliers that we designate and approve. We designate sources for potatoes to ensure that they are grown to our specifications. We also require franchisees to use our proprietary sauces, seasonings, and spice blends and to purchase them and other proprietary products only from designated sources.
All food items and packaging goods for Wingstop restaurants can be sourced through one distributor, Performance Food Group, or “PFG.” There are fifteen geographically diverse PFG distribution centers, which carry all products required for a Wingstop restaurant and service all of Wingstop’s domestic restaurants. PFG is contractually obligated to deliver products at least twice weekly to our restaurants. PFG provides consolidated deliveries with tightly controlled and monitored cold chain. Its national distribution system has a documented recovery plan to handle any disruption. Wingstop contracts directly with manufacturers to sell products to PFG, which in turn receives a fee for delivering these items to our restaurants. The majority of Wingstop’s highest-spend items are formula or fixed-contract priced. Wingstop has also negotiated agreements with its soft drink suppliers to offer soft drink dispensing systems, along with associated branded products, in all Wingstop restaurants.
Management Information / Technology Systems
We have core management information systems in place and believe they are scalable to support our future growth plans. We specify a standard POS system in all restaurants that helps facilitate the operation of the restaurants by recording sales, cost of sales, and labor and other operating metrics and allows managers to create various reports to assess performance. Our POS system is configured to record and store financial information in a manner that we specify, and we require franchisees to provide us with continual and unlimited independent access to all information on each POS system. We believe our current information systems are sufficient to support our planned expansion for the foreseeable future.
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
Employees
As of December 29, 2018, we employed 661 persons, of whom 170 were full-time corporate-based and regional personnel. The remainder were part-time or restaurant-level employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe that we have good relations with our employees. Our franchise owners are independent business owners, so they and their employees are not included in our employee count.
Government Regulation
Federal. We and our franchisees are subject to various federal regulations affecting the operation of our business. We and our franchisees are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986, the Occupational

Safety and Health Act, and various other federal and state laws governing matters such as minimum wage requirements, overtime, fringe benefits, workplace safety and other working conditions and citizenship requirements. A significant number of our and our franchisees’ food service personnel are paid at rates related to the applicable minimum wage, and past increases in the minimum wage have increased our and our franchisees’ labor costs, as would future increases. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us and our franchisees.
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
There is also a potential for increased regulation of food in the United States, such as changes in the Hazard Analysis and Critical Control Points (HACCP) system requirements. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement, and handling, to manufacturing, distribution, and consumption of the finished product. Many states have adopted legislation or implemented regulations which require restaurants to develop and implement HACCP systems. Similarly, the United States Congress and the FDA continue to expand the sectors of the food industry that must adopt and implement HACCP programs.
We and our franchisees are also subject to various anti-corruption laws, including the FCPA, and other anti-corruption laws that apply in countries where we do business. Anti-corruption laws generally prohibit us, our food service personnel, our franchisees, their food service personnel, and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
We and our franchisees are also subject to other laws and regulations governing our international operations, including regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Asset Control, and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, currency exchange regulations, and transfer pricing regulations.
One of the legal foundations fundamental to the franchise business model has been that, absent special circumstances, a franchisor is generally not responsible for the acts, omissions or liabilities of its franchisees. Recent decisions in the courts and the National Labor Relations Board have undermined traditional tests for determining when a "joint-employer" relationship exists. If these decisions stand and are interpreted to fundamentally alter settled law, it could significantly change the way we and other franchisors conduct business and adversely impact our profitability. For example, a determination that we are a “joint employer” with our franchisees or that franchisees are part of one unified system with joint and several liability under the National Labor Relations Act, statutes administered by the Equal Employment Opportunity Commission, Occupational Safety and Health Administration, or OSHA, regulations, and other areas of labor and employment law could subject us and/or our franchisees to liability for the unfair labor practices, wage-and-hour law violations, employment discrimination law violations, OSHA regulation violations, and other employment-related liabilities of one or more franchisees.
State. We are subject to extensive and varied state and local government regulation affecting the operation of our business, as are our franchisees, including regulations relating to public and occupational health and safety, sanitation, fire prevention, and franchise operation. Each restaurant is subject to licensing and regulation by a number of governmental authorities, including with respect to zoning, health, safety, sanitation, nutritional information disclosure, environmental, and building and fire safety, in the jurisdiction in which the restaurant is located. Our and our franchisees’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by us or our employees, or our franchisees or their employees, of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control.
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
International. Our franchised restaurants in Mexico, the Middle East, South America, Southeast Asia, and the United Kingdom are subject to national and local laws and regulations. We believe that we have established procedures at our international franchised restaurants that provide reasonable assurance that our international franchised restaurants comply in all material respects with the laws of the applicable foreign jurisdiction.
Environmental. Our operations, including the selection and development of company-owned and franchised restaurants and any construction or improvements we or our franchisees make at those locations, are subject to a variety of federal, state, and local laws and regulations concerning waste disposal, pollution, protection of the environment and the presence, discharge, storage, handling, release, and disposal of (or exposure to), hazardous or toxic substances. We provide training to, and require compliance with applicable laws by, our employees and franchisees in the use of chemicals, which are primarily used in small quantities for cleaning our restaurants. Storage, discharge, and disposal of hazardous substances are not a significant part of our operations. Generally, our restaurants are located in residential neighborhoods but sometimes might be located in areas which were previously occupied by more environmentally significant operations. Environmental laws can provide for significant fines and penalties for non-compliance and liabilities for remediation and sometimes require owners or operators of contaminated property to remediate the property, regardless of fault. We are not aware of any environmental laws that will materially affect our results of operations, or result in material capital expenditures relating to our operations. However, we cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered, interpreted or enforced, or the amount of future expenditures that we may need to comply with, or to satisfy claims relating to, environmental laws.
Additional Information about the Company
The first Wingstop restaurant opened in July 1994. Our operating company, Wingstop Restaurants Inc., was incorporated in November 1996 and began offering franchises for Wingstop restaurants in May 1997. Wingstop Inc. was incorporated in Delaware on March 18, 2015, as a wholly owned subsidiary of Wing Stop Holding Corporation (the indirect parent of Wingstop Restaurants Inc.). On May 28, 2015, in connection with our initial public offering, Wing Stop Holding Corporation merged with and into Wingstop Inc. We maintain a website at www.wingstop.com, including an investor relations section at ir.wingstop.com in which we routinely post important information, such as webcasts of quarterly calls and other investor events in which we participate or host, and any related materials. Our Code of Business Conduct and Ethics is also in this section of our website. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge in the investor relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Item 1A. Risk Factors
Risks Related to Our Business and Our Industry
If we fail to successfully implement our growth strategy, which includes opening new restaurants, our ability to increase our revenue and operating profits could be adversely affected.
Our growth strategy relies substantially upon new restaurant development by existing and new franchisees and we are continuously seeking to identify target markets where we can enter or expand, taking into account numerous factors such as the location of our current restaurants, demographics, traffic patterns, and information gathered from local employees. While we believe there is opportunity for our brand to grow to up to approximately 3,000 domestic restaurants over the long term, we do not currently target a specific number of annual new restaurant openings over a multi-year period. We and our franchisees face many challenges in opening new restaurants, including:

•	availability of financing;

•	selection and availability of suitable restaurant locations;

•	competition for restaurant sites;

•	negotiation of acceptable lease and financing terms;

•	securing required governmental permits and approvals, including zoning approvals;

•	expansion into new markets, consumer tastes in new markets, and acceptance of our products;

•	employment and training of and wage rates for qualified personnel in local markets;

•	impact of inclement weather, natural disasters, and other acts of nature;

•	general economic and business conditions;

•	unanticipated increases in construction and development costs; and

•	the general legal and regulatory landscape in which we and our restaurants operate.
In particular, because the majority of our new restaurant development is funded by franchisee investment, our growth strategy is dependent on our franchisees’ (or prospective franchisees’) ability to access funds to finance such development. We do not provide our franchisees with direct financing and therefore their ability to access borrowed funds generally depends on their independent relationships with various financial institutions. Some of our existing franchisees utilize loans guaranteed by the U.S. Small Business Administration (“SBA”), which guarantees loans made by financial institutions to small businesses in the U.S., including franchisees. If SBA-guaranteed loans are no longer available to our franchisees (or potential franchisees), their ability to obtain the requisite financing at attractive rates, or at all, could be adversely affected. Moreover, if our franchisees (or prospective franchisees) are not able to obtain financing from any source at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the development of new restaurants, and our future growth could be adversely affected.
As a result of the foregoing, we cannot predict the time period over which we may achieve our anticipated level of domestic restaurant growth or whether we will achieve this level of growth at all. In addition, as we continue to grow our business, our rate of expansion relative to the size of our restaurant base will eventually decline.
To the extent our franchisees are unable to open new restaurants at the level that we anticipate, our revenue growth would come primarily from growth in same store sales. Our failure to add a significant number of new restaurants or grow domestic same store sales would adversely affect our ability to increase our revenue and operating income and could materially and adversely harm our business and operating results.
Changes in food and supply costs could adversely affect our results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Any increase in the prices of the ingredients most critical to our menu, particularly chicken, could adversely affect our operating results. Bone-in chicken wing prices, which we do not hedge, in our company-owned restaurants in 2018 averaged 21% lower than in 2017 as the average price per pound decreased from record high prices in 2017. If there is a significant rise in the price or size of bone-in chicken wings, and we are unable to successfully adjust menu prices or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. For example, bone-in chicken wings accounted for approximately 25% and 31% of our costs of sales in fiscal 2018 and 2017, respectively. A hypothetical 10% increase in the bone-in chicken wing costs for fiscal 2018 would have increased cost of sales by approximately $0.8 million for fiscal 2018.

Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, product recalls and government regulations. Inflation also increases the costs of our food. Additionally, avian influenza, or similar poultry-related diseases, may negatively affect the supply chain by increasing costs and limiting availability of chicken. As a result, we may not be able to anticipate or react to changing food costs by adjusting our purchasing practices or menu prices, which could cause our operating results to deteriorate. In addition, because we provide moderately-priced food, we may choose not to, or be unable to, pass along commodity price increases to our customers.
Our success depends in significant part on the future performance of existing and new franchise restaurants, and we are subject to a variety of additional risks associated with our franchisees.
A substantial portion of our revenue comes from royalties generated by our franchised restaurants. We anticipate that franchise royalties will continue to represent a substantial portion of our revenue in the future. As of December 29, 2018, we had 295 domestic franchisees operating 1,095 domestic restaurants and 7 international franchisees operating 128 international restaurants. Our largest franchisee operated 80 restaurants and our top 10 franchisees operated a total of 421 restaurants as of December 29, 2018. Accordingly, we are reliant on the performance of our franchisees in successfully operating their restaurants and paying royalties to us on a timely basis. Our franchise system subjects us to a number of risks, any one of which may impact our ability to collect royalty payments from our franchisees, may harm the goodwill associated with our franchise, and may materially adversely affect our business and results of operations.
Our franchisees are an integral part of our business. We may be unable to successfully implement our growth strategy without the participation of our franchisees and the adherence by our franchisees of our restaurant operation guidelines. Because our ability to control our franchisees is limited, our franchisees may fail to focus on the fundamentals of restaurant operations, such as quality, service, and cleanliness, which would have a negative impact on our success. In addition, our franchisees may fail to participate in our marketing initiatives, which could materially adversely affect their sales trends, average weekly sales, and results of operations. Although we provide frequent training opportunities to our franchisees to ensure consistency among our operations, there may be differences in the quality of operations at our franchised restaurants that impacts the profitability of those restaurants.
In addition, if our franchisees fail to renew their franchise agreements, our royalty revenue may decrease, which in turn could materially and adversely affect our business and operating results. It also may be difficult for us to monitor our international franchisees’ implementation of our growth strategy due to our lack of personnel in the markets served by such franchisees.
Furthermore, a bankruptcy of any multi-unit franchisee could negatively impact our ability to collect payments due under such franchisee’s franchise agreements. In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise agreements under the United States bankruptcy code, in which case there would be no further royalty payments from such franchisee. The amount of the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchisee may not be sufficient to satisfy a damage claim resulting from such rejection.
If we fail to identify, recruit and contract with a sufficient number of qualified franchisees, our ability to open new franchised restaurants and increase our revenue could be materially adversely affected. Additionally, our stated sales to investment ratio and target unlevered cash-on-cash return may not be indicative of future results of any new franchised restaurant.
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
Also, the number of new franchised Wingstop restaurants that actually open in the future may differ materially from the number of signed commitments from potential existing and new franchisees. Historically, a portion of our commitments sold have not ultimately opened as new franchised Wingstop restaurants. On an annual basis for the past four years approximately 10% - 20% of the total domestic commitments sold have been terminated. Based on our limited history of international restaurant openings, we believe the termination rate of international commitments is likely to approximate the historic termination rate of domestic commitments. The historic conversion rate of signed commitments to new franchised Wingstop locations may not be indicative of the conversion rates we will experience in the future and the total number of new franchised Wingstop restaurants actually opened in the future may differ materially from the number of signed commitments disclosed at any point in time.
Additionally, initial investment levels, AUV levels, restaurant-level operating costs and restaurant-level operating profit of any new restaurant may differ from average levels experienced by franchisees in prior periods due to a variety of factors, and these differences may be material. Accordingly, our stated sales to investment ratio and average unlevered cash-on-cash return may not be indicative of future results of any new franchised restaurant. In addition, estimated initial investment costs and restaurant-level operating costs are based on information self-reported by our franchisees and have not been verified by us. Furthermore, performance of new restaurants is impacted by a range of risks and uncertainties beyond our or our franchisees’ control, including those described by other risk factors described in this report.
Food safety, food-borne illness and other health concerns may have an adverse effect on our business.
Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe, quality food products. However, food-borne illnesses, such as salmonella, E. coli infection, or hepatitis A, and food safety issues have occurred in the food industry in the past, and could occur in the future. Any report or publicity linking our restaurants to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our brand and reputation as well as our revenue and profits. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry or fast casual restaurants generally and adversely impact our restaurants.
In addition, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple restaurants would be affected rather than a single restaurant. We cannot ensure that all food items are properly maintained during transport throughout the supply chain and that our employees and our franchisees and their employees will identify all products that may be spoiled and should not be used in our restaurants. In addition, our industry has long been subject to the threat of food tampering by suppliers, employees, and others such as the addition of foreign objects in the food that we sell. Reports, whether or not true, of injuries caused by food tampering have in the past severely injured the reputations and brands of restaurant chains in the quick service restaurant segment and could affect us in the future as well. If our customers become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants. Moreover, any instances of food contamination, whether or not at our restaurants, could subject our restaurants or our suppliers to a food recall pursuant to the Food and Drug Administration Food Safety Modernization Act.
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
We may need to build brand awareness in new markets through greater investments in advertising and promotional activity than we originally planned, which could negatively impact the profitability of our operations in such new markets. Our franchisees may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. In addition, we may have difficulty finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Restaurants opened in new markets may also have lower average restaurant sales than restaurants opened in existing markets. Sales at restaurants opened in new markets may take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby affecting our overall profitability. Additionally, new markets may have higher rents and labor rates as compared to existing markets that could negatively affect unit economics.
Our success depends on our ability to compete with many other restaurants.
The restaurant industry in general, and the fast casual category in particular, are intensely competitive, and we compete with many well-established restaurant companies on the basis of food taste and quality, price, service, value, location, convenience, and overall customer experience. Our competitors include individual restaurants and restaurant chains that range from independent local operators to well-capitalized national and regional restaurant companies, including restaurants offering chicken wing products, as well as dine-in, carry-out, and delivery services offering other types of food.
Some of our competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in the restaurant industry better than we can. Other competitors are local restaurants that in some cases have a loyal guest base and strong brand recognition within a particular market. As our competitors expand their operations or as new competitors enter the industry, we expect competition to intensify. Should our competitors increase their spending on advertising and promotions, we could experience a loss of customer traffic to our competitors. Also, if our advertising and promotions become less effective than those of our competitors, we could experience a material adverse effect on our results of operations. We and our franchisees also compete with other restaurant chains and other retail businesses for quality site locations, management, and hourly employees. Tightness in the labor market or union activity could also raise costs for our franchisees and us.
Additionally, we face the risk that new or existing competitors will copy our business model, menu options, presentation, or ambiance, among other things. Consumer tastes, nutritional and dietary trends, traffic patterns, and the type, number, and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. In addition, many of our competitors offer lower-priced menu options or meal packages, or have loyalty programs. Several of our competitors compete by offering a broader range of menu items, including items that are specifically identified as low in carbohydrates or healthier, a strategy that we do not currently pursue. This competition in the variety of products offered and the price of products may adversely impact our sales.
Moreover, we may also compete with companies outside the fast casual, quick service, and casual dining segments of the restaurant industry. For example, competitive pressures can come from deli sections and in-store cafés of several major grocery store chains, including those targeted at customers who want healthier food, as well as from convenience stores and other dining outlets. These competitors may have, among other things, a more diverse menu, lower operating costs, better locations, better facilities, better management, more effective marketing, and more efficient operations than we have.
If we are unable to compete effectively, it could decrease our traffic, sales and profit margins, which could adversely affect our business, financial condition, and results of operations.
Interruptions in the supply of product to company-owned restaurants and franchisees could adversely affect our revenue.
In order to maintain quality-control standards and consistency among restaurants, we require through our franchise agreements that our franchisees obtain food and other supplies from preferred suppliers approved by us in advance. In this regard, we and our franchisees depend on a group of suppliers for food ingredients, beverages, paper goods, and distribution, including, but not limited to, four primary chicken suppliers, PFG for distribution, The Coca-Cola Company, and other suppliers. In 2018, we and our franchisees purchased products from approximately 105 approved suppliers, with approximately 10 of such suppliers providing 79%, based on dollar volume, of all products purchased. We look to approve multiple suppliers for most products, and require any single sourced supplier, such as The Coca-Cola Company, to have contingency plans in place to ensure continuity of supply. In addition, we believe that, if necessary, we could obtain readily available alternative sources of supply for each product that we currently source through a single supplier. To facilitate the efficiency of our franchisees’ supply chain, we have historically entered into several preferred-supplier arrangements for particular food or beverage items. In addition, our restaurants bear risks associated with the timeliness, solvency, reputation, labor relations, freight costs, price of raw materials, and compliance with health and safety standards of each supplier, including, but not limited to, risks associated with contamination to food and beverage products. We have little control over such suppliers. Disruptions in these relationships may reduce franchisee sales and, in turn, our royalty income. Overall difficulty of suppliers meeting restaurant product demand, interruptions in the supply chain, obstacles or delays in the process of renegotiating or renewing agreements with preferred suppliers, financial difficulties experienced by suppliers, or the deficiency, lack, or poor quality of alternative suppliers could adversely impact franchisee sales and our company-owned restaurant sales, which, in turn, would reduce our royalty income and revenue and could materially and adversely affect our business and operating results, and our focus on a limited menu could make these consequences more severe.
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
Accordingly, you should not rely on past increases in our domestic same store sales or our AUV as an indication of our future results of operations because they may fluctuate significantly.
Our operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to certain factors, some of which are beyond our control, resulting in a decline in our stock price.
Our operating results may fluctuate significantly because of a number of factors, including:

•	the timing of new restaurant openings;

•	profitability of our restaurants, especially in new markets;

•	changes in interest rates;

•	increases and decreases in average weekly sales and domestic same store sales, including due to the timing and popularity of sporting and other events;

•	macroeconomic conditions, both nationally and locally;

•	changes in consumer preferences and competitive conditions;

•	impairment of long-lived assets and any loss on restaurant closures;

•	increases in infrastructure costs; and

•	fluctuations in commodity prices.
Accordingly, results for any one fiscal quarter or year are not necessarily indicative of results to be expected for any other fiscal quarter or year and our results for any particular future period may decrease compared to the prior period. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.
If we or our franchisees or licensees are unable to protect our customers’ credit card data and other personal information, cyber incidents or deficiencies in cybersecurity could result and negatively impact our business by causing data loss, a disruption to our operations, a compromise or corruption of confidential information, damage to our employee and business relationships and reputation, and/or litigation and liability, all of which could subject us to loss and harm our brand.
Privacy protection is increasingly demanding, and as our reliance on technology increases, so have the risks posed to our systems, both internal and those we have outsourced. The use of electronic payment methods and collection of other personal information expose us and our franchisees to increased risk of cyber incidents, privacy and/or security breaches, and other risks. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information about customers, franchisees, vendors, and employees. The majority of our restaurant sales are by credit or debit cards. In connection with credit or debit card transactions in-restaurant, we and our franchisees collect and transmit confidential information to card processors. Additionally, we collect and store personal information from individuals, including our customers, franchisees, and employees. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmitting, and storing such information. The use of personally identifiable information by us is regulated by foreign, federal, and state laws, which continue to evolve, as well as by certain third-party agreements. As privacy and information security laws and regulations change, we may incur additional costs to ensure that it remains in compliance with those laws and regulations. See “Changing regulations relating to privacy, information security, and data protection could increase our costs, affect or limit how we collect and use personal information, and harm our brand” below for a further discussion on privacy, information security, and data protection regulations.

Our franchisees have experienced security breaches in which credit and debit card information could have been stolen and we and our franchisees may experience security breaches in which credit and debit card information is stolen in the future. A number of retailers and other companies have also recently experienced serious cyber incidents and breaches of their information technology systems. Although our business uses secure means to transmit confidential information, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit and debit card sales, and our security measures and those of technology vendors may not effectively prohibit others from obtaining improper access to this information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time, which may cause a breach to go undetected for an extensive period of time. Advances in computer and software capabilities, new tools, and other developments may increase the risk of such a breach. Further, the systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payments themselves, all of which can put electronic payment at risk, are determined and controlled by the payment card industry, not by us, through enforcement of compliance with the Payment Card Industry - Data Security Standards, or PCI DSS. We and our franchisees must abide by the PCI DSS, as modified from time to time, in order to accept electronic payment transactions. Furthermore, the payment card industry is requiring vendors to become compatible with smart chip technology for payment cards, or EMV-Compliant, or else bear full responsibility for certain fraud losses, referred to as the EMV Liability Shift, which could adversely affect our business. To become EMV-Compliant, merchants must utilize EMV-Compliant payment card terminals at the point of sale, or POS, and also obtain a variety of certifications. At present, our company-owned and franchised restaurants are not required to upgrade their POS systems to include such EMV-Compliant payment card terminals and as a result, may be at increased risk for breaches, which could adversely affect our business and operating results.
In addition, our franchisees, contractors, or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate confidential information and may purposefully or inadvertently cause a breach involving such information. Third parties may have the technology or know-how to breach the security of the personal information collected, stored, or transmitted by us or our franchisees, and our or their respective security measures, as well as those of our and their technology vendors, may not effectively prohibit others from obtaining improper access to this information. Advances in computer and software capabilities and encryption technology, new tools, and other developments may increase the risk of such a breach. If a person is able to circumvent the security measures of our business or those of third parties, he or she could destroy or steal valuable information or disrupt the operations of our business. If our employees, franchisees, or vendors fail to comply with applicable laws, regulations, or contract terms, and this information is obtained by unauthorized persons, used inappropriately, or destroyed, it could adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments, or penalties resulting from violation of federal and state laws and payment card industry regulations. We may become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. A cyber incident could also require us to notify customers, employees, or other groups, result in adverse publicity, loss of sales and profits, increase fees payable to third parties, and result in penalties or remediation and other costs that could adversely affect the operation of our business and results of operations. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition, results of operations and cash flows. Further, adverse publicity resulting from these allegations could significantly harm our reputation and may have a material adverse effect on us and our restaurants. While we currently maintain a cyber liability insurance policy, our cyber liability coverage may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our cyber liability insurance policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention.
Changing regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information, and harm our brand.
The United States, the European Union, and other countries in which we operate are increasingly adopting or revising privacy, information security, and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection, and information security-related practices, our collection, use, sharing, retention, and safeguarding of consumer and/or employee information, and some of our current or planned business activities. In the United States, this includes increased privacy-related enforcement activity at both the federal level and state levels. In the European Union, this includes the General Data Protection Regulation (“GDPR”), which came into effect in May 2018. While we have taken measures to comply with applicable requirements contained in the GDPR, we may need to continue to make adjustments as more clarification and guidance on the requirements of the GDPR and how to comply with such requirements become available. Compliance with privacy, data protection, and information security laws affecting customer or employee data to which we are subject could result in additional costs, and our failure to comply with such laws could result in potentially significant regulatory investigations or government actions, penalties or remediation, and other costs, as well as adverse publicity, loss of sales and profits, and an increase in fees payable to third parties. All of these implications could adversely affect our revenues, results of operations, business, and financial condition.

We and our franchisees rely on computer systems to process transactions and manage our business, and a disruption or a failure of such systems or technology could harm our ability to effectively manage our business.
Network and information technology systems are integral to our business. We utilize various computer systems, including our franchisee reporting system, by which our franchisees report their weekly sales and pay their corresponding royalty fees and required Ad Fund contributions. When sales are reported by a franchisee, a withdrawal for the authorized amount is initiated from the franchisee’s bank on a set date each week based on gross sales during the week ended the prior Saturday. This system is critical to our ability to accurately track sales and compute royalties and Ad Fund contributions due from our franchisees. We also rely on computer systems and network infrastructure across other areas of our operations, including marketing programs, employee engagement, management of our supply chain and POS processing in our restaurants.
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
Despite the implementation of protective measures, our systems are subject to damage and/or interruption as a result of power outages, computer and network failures, computer viruses and other disruptive software, security breaches, catastrophic events, and improper usage by employees. Such events could result in a material disruption in operations, a need for a costly repair, upgrade or replacement of systems, or a decrease in, or in the collection of, royalties and Ad Fund contributions paid to us by our franchisees. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability which could materially affect our results of operations.
It is also critical that we establish and maintain certain licensing and software agreements for the software we use in our day-to-day operations. A failure to procure or maintain these licenses could have a material adverse effect on our business operations.
There are risks associated with our increasing dependence on digital commerce platforms to maintain and grow sales, and aspects of our information technology systems may experience disruptions, which could harm our ability to compete and conduct our business.
Customers are increasingly using e-commerce websites and apps, both domestically and internationally, like wingstop.com and our mobile ordering application, to order and pay for our products. As a result, we and our franchisees are increasingly reliant on digital ordering and payment as a sales channel. These digital ordering and payment platforms could be damaged or interrupted by power loss, technological failures, user errors, cyber-attacks, other forms of sabotage or acts of God. In particular, we and our franchisees rely on digital orders for a significant portion of our sales and could experience interruptions of our digital ordering platform, which could limit or delay customers’ ability to order through such platforms. Any such limitation or delay could negatively impact our and our franchisees’ sales and customer experience and perception. In addition, if our digital ordering platforms do not meet customers’ expectations in terms of security, speed, attractiveness, or ease of use, customers may be less inclined to return to such digital ordering platforms, which could negatively impact our sales, results of operations and financial condition.
As we expand our third party delivery service to additional markets nationwide, any failure by us or our third party delivery partners to provide timely and reliable delivery services may materially and adversely affect our business and reputation.
In 2017, we initiated a delivery test in three markets, partnering with a third party delivery service provider. Late in 2018, we began a process of rolling out delivery nationwide and expect that by the end of 2019, delivery should be available to over 80% of our domestic system.
Interruptions or failures in our delivery services could prevent the timely or successful delivery of our products. These interruptions may be due to unforeseen events that are beyond our control or the control of our delivery partners, such as inclement weather, natural disasters, transportation disruptions, or labor unrest. The occurrence of food safety or product quality issues may also result in interruptions or failures in our delivery service. If our products are not delivered on time and in proper condition, customers may refuse to accept our products and have less confidence in our services, in which case our business and reputation may suffer.
If one of our third party delivery service providers fails to follow the quality standards or other terms that they agreed to with us, it could result in harm to our business and reputation and could also force us to pursue arrangements with alternative delivery service providers, which could result in an interruption to our delivery services. Additionally, the third party delivery service providers that we contract with may not have adequate casualty or other insurance to cover liabilities that may arise in connection with the delivery services that they provide, which could result in interruption to our delivery services and have a material adverse effect on our business and results of operations.

Uncertainty in the law with respect to the assignment of liabilities in the franchise business model could adversely impact our profitability.
One of the legal foundations fundamental to the franchise business model has been that, absent special circumstances, a franchisor is generally not responsible for the acts, omissions, or liabilities of its franchisees, whether with respect to the franchisees’ employees or otherwise. In the last several years, this principle has been the subject of differing and inconsistent interpretations at the National Labor Relations Board and in the courts, and the question of whether a franchisor can be held liable for the actions or liabilities of a franchisee under a vicarious liability theory, sometimes called “joint employer,” has become highly fact dependent and generally uncertain. A determination that we are a “joint employer” with our franchisees or that our franchisees are part of one unified system subject to joint and several liability could subject us and/or our franchisees to liability for employment-related and other liabilities of our franchisees and could cause us to incur other costs that have a material adverse effect on our results of operations.
 Our business activities subject us to litigation risk that could affect us adversely by subjecting us to significant money damages and other remedies or by increasing our litigation expense.
We and our franchisees are, from time to time, the subject of, or potentially the subject of, complaints or litigation, including customer claims, personal-injury claims, environmental claims, employee allegations of improper termination and discrimination, claims related to violations of the Americans with Disabilities Act of 1990, or the ADA, religious freedom laws, the Fair Labor Standards Act, other employment-related laws, the Occupational Safety and Health Act, or OSHA, the Employee Retirement Income Security Act of 1974, as amended, advertising laws and intellectual property claims. Each of these claims may increase costs and limit the funds available to make royalty payments and reduce the execution of new franchise agreements. Litigation against a franchisee or its affiliates by third parties or regulatory agencies, whether in the ordinary course of business or otherwise, may also include claims against us by virtue of our relationship with the defendant-franchisee, whether under vicarious liability, joint employer, or other theories. In addition to decreasing the ability of a defendant-franchisee to make royalty payments in the event of such claims and diverting our management and financial resources, adverse publicity resulting from such allegations may materially and adversely affect us and our brand, regardless of whether these allegations are valid or whether we are liable. Our international operations may be subject to additional risks related to litigation, including difficulties in enforcement of contractual obligations governed by foreign law due to differing interpretations of rights and obligations, compliance with multiple and potentially conflicting laws, new and potentially untested laws and judicial systems, and reduced or diminished protection of intellectual property. A substantial judgment against us or one of our subsidiaries could materially and adversely affect our business and operating results.
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
Although we believe we generally enjoy a positive working relationship with the vast majority of our franchisees, the nature of the franchisor-franchisee relationship may give rise to litigation with our franchisees. In the ordinary course of business, we are the subject of complaints or litigation from franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements. We may also engage in future litigation with franchisees to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience, or to enforce our contractual indemnification rights if we are brought into a matter involving a third party due to the franchisee’s alleged acts or omissions. In addition, we may be subject to claims by our franchisees relating to our Franchise Disclosure Document, or FDD, including claims based on financial information contained in our FDD. Engaging in such litigation may be costly and time-consuming and may distract management and materially adversely affect our relationships with franchisees and our ability to attract new franchisees. Any negative outcome of these or any other claims could materially adversely affect our results of operations as well as our ability to expand our franchise system and may damage our reputation and brand. Furthermore, existing and future franchise-related legislation could subject us to additional litigation risk in the event we terminate or fail to renew a franchise relationship.
Macroeconomic conditions could adversely affect our ability to increase sales at existing restaurants or open new restaurants.
Recessionary economic cycles, higher fuel and other energy costs, lower housing values, low consumer confidence, inflation, increases in commodity prices, higher interest rates, higher levels of unemployment, higher consumer debt levels, higher tax rates, and other changes in tax laws or other economic factors that may affect discretionary consumer spending could adversely affect our revenue and profit margins and make opening new restaurants more difficult. Our customers may have lower disposable income and reduce the frequency with which they dine out during economic downturns. This could result in fewer transactions and reduced transaction size or limitations on the prices we can charge for our menu items, any of which could reduce our sales and profit margins. Also, businesses in the shopping vicinity in which some of our restaurants are located may experience difficulty as a result of macroeconomic trends or cease to operate, which could, in turn, further negatively affect customer traffic at our restaurants. All of these factors could have a material adverse impact on our results of operations and growth strategy.
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
If any of the foregoing affect any of our or our franchisees’ landlords, developers, and/or surrounding tenants, our business and results of operations may be adversely affected. To the extent our restaurants are part of a larger retail project or tourist destination, customer traffic could be negatively impacted by economic factors affecting surrounding tenants.
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
The support of our franchisees is critical for the success of the advertising and marketing campaigns we seek to undertake, and the successful execution of these campaigns will depend on our ability to maintain alignment with our franchisees. Our franchisees are currently required to contribute four percent of their gross sales to a common Ad Fund to support the development of new products, brand development and national marketing programs. Our current form of franchise agreement also requires franchisees to spend at least one percent of gross sales directly on local advertising, but the majority of our franchisees are not subject to such requirement. Franchisees also may be required to contribute approximately two percent of gross sales to a cooperative advertising association when a franchisee and at least one other restaurant operator have opened restaurants in the same DMA (the cooperative advertising contribution is credited toward the one percent minimum local advertising spend). While we maintain control over advertising and marketing materials and can mandate certain strategic initiatives pursuant to our franchise agreements, we need the active support of our franchisees if the implementation of these initiatives is to be successful. If our initiatives are not successful, resulting in expenses incurred without the benefit of higher revenue, our business, financial condition and results of operations could be materially adversely effected.

 We are vulnerable to changes in consumer preferences and regulation of consumer eating habits that could harm our business, financial condition, results of operations and cash flow.
Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. We depend on some of these trends, including the trend regarding away-from-home or take-out dining. Consumer preferences towards away-from-home and take-out dining or certain food products might shift as a result of, among other things, health concerns or dietary trends related to cholesterol, carbohydrate, fat and salt content of certain food items, including chicken wings, in favor of foods that are perceived as more healthy. Our menu is currently comprised primarily of chicken wings and fries, and a change in consumer preferences away from these offerings would have a material adverse effect on our business. Negative publicity over the health aspects of the food items we sell may adversely affect demand for our menu items and could have a materially adverse effect on traffic, sales and results of operations. Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences.
Regulations and consumer eating habits may continue to change as a result of new information and attitudes regarding diet and health. These changes may include regulations that impact the ingredients and nutritional content of our menu items. The federal government and a number of states, counties and cities, have enacted menu labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to customers and/or have enacted legislation prohibiting the sales of certain types of ingredients in restaurants. If our customers perceive our menu items to contain unhealthy caloric, sugar, sodium, or fat content, our results of operations could be adversely affected. The success of our restaurant operations depends, in part, upon our ability to effectively respond to changes in consumer health and disclosure regulations and to adapt our menu offerings to fit the dietary needs and eating habits of our customers without sacrificing flavor. To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially affect customer traffic and our results of operations. Furthermore, a change in our menu could result in a decrease in customer traffic.
Because many of our restaurants are concentrated in certain geographic areas, we are susceptible to economic and other trends and developments, including adverse weather conditions, in these areas.
As of December 29, 2018, 59% of our 1,124 domestic restaurants were spread across Texas (30%), California (23%) and Illinois (6%). Given our geographic concentrations, negative publicity regarding any of our restaurants in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, or natural or man-made disasters, or the enactment of more stringent state and local laws and regulations. In particular, adverse weather conditions, such as regional winter storms, floods, severe thunderstorms, earthquakes, tornadoes, and hurricanes could negatively impact our results of operations.
Our business is subject to various laws and regulations and changes in such laws and regulations, and/or our failure to comply with existing or future laws and regulations, could adversely affect us.
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
There is also a potential for increased regulation of certain food establishments in the United States, where compliance with a Hazard Analysis and Critical Control Points, or the HACCP, approach may now be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act, or the FSMA, signed into law in January 2011, granted the FDA new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are specifically exempted from or not directly implicated by some of these new requirements, we anticipate that the new requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business.
We and our franchisees may also have a substantial number of hourly employees who are required to be paid pursuant to applicable federal or state minimum wage laws. The federal minimum wage has been $7.25 per hour since July 24, 2009. From time to time, various federal and state legislators have proposed changes to the minimum wage requirements, especially for fast-food workers. Certain regions, such as Los Angeles, Seattle, San Francisco and New York, have approved phased-in increases that either have or eventually will increase the minimum wage in such regions to as high as $15 an hour. These and any future similar increases in other regions in states in which our restaurants operate may negatively affect our and our franchisees profit margins as we and our franchisees may be unable to increase our menu prices in order to pass future increased labor costs on to our guests. Also, reduced margins of franchisees could make it more difficult to sell franchises. If menu prices are increased by us and our franchisees to cover increased labor costs, the higher prices could adversely affect transactions which could lower sales and thereby reduce our margins and the royalties that we receive from franchisees.
Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the United States government to verify employment eligibility, in all of our restaurants and in our corporate support office. However, use of the “E-Verify” program does not guarantee that we will successfully identify all applicants who are ineligible for employment. Unauthorized workers may subject us to fines or penalties, and if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and it may be more difficult to hire and keep qualified employees. Failure by our franchisees to comply with immigration laws may also result in additional adverse publicity and reputational harm to our brand. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could materially adversely affect our business, financial condition or results of operations.
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
The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food and alcoholic beverages. Such regulations are subject to change from time to time. The failure of our restaurants to obtain and maintain these licenses, permits, and approvals could adversely affect our operating results. Typically, licenses must be renewed annually and may be revoked, suspended, or denied renewal for cause at any time if governmental authorities determine that a restaurant’s conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, which would adversely affect our results of operations.
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
We believe we have built our reputation on the high quality and bold, distinctive, and craveable flavors of our food, value, and service, and we must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer affinity for our brand could significantly reduce its value and damage our business. For example, our brand value could suffer and our business could be adversely affected if customers perceive a reduction in the quality of our food, value, or service or otherwise believe we have failed to deliver a consistently positive experience. We may also be adversely affected by customers’ experiences with third-party delivery from our restaurants.
We may be adversely affected by news reports or other negative publicity, regardless of their accuracy, regarding food quality issues, public health concerns, illness, safety, injury, security breaches of confidential guest or employee information, employee related claims relating to alleged employment discrimination, wage and hour violation, labor standards or health care and benefit issues, or government or industry findings concerning our restaurants, restaurants operated by other foodservice providers, or others across the food industry supply chain. The risks associated with such negative publicity cannot be eliminated or completely mitigated and may materially affect our business.
Also, there has been a marked increase in the use of social media platforms and similar channels, including weblogs (blogs), websites and other forms of internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning us may be posted on such platforms at any time. Information posted may be adverse to our interests and may be inaccurate, each of which may harm our performance, prospects, brand, or business. The harm may be immediate without affording us an opportunity for redress or correction.
Ultimately, the risks associated with any such negative publicity or incorrect information cannot be eliminated or completely mitigated and may materially adversely affect our reputation, business, financial condition and results of operations.
Opening new restaurants in existing markets may negatively affect sales at existing restaurants.
We intend to continue opening new franchised restaurants in our existing markets as a core part of our growth strategy. Expansion in existing markets may be affected by local economic and market conditions. Further, the customer target area of our restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics, and geography. As a result, the opening of a new restaurant in or near markets in which our restaurants already exist could adversely affect the sales of these existing restaurants. We and our franchisees may selectively open new restaurants in and around areas of existing restaurants. Sales cannibalization between restaurants may become significant in the future as we continue to expand our operations and could affect sales growth, which could, in turn, materially adversely affect our business, financial condition or results of operations.
 Our expansion into international markets exposes us to a number of risks that may differ in each country where we have franchise restaurants.
As of December 29, 2018, we have franchised restaurants in nine international countries and plan to continue to grow internationally. However, international operations are in early stages. Expansion in international markets may be affected by local economic and market conditions. Therefore, as we expand internationally, our franchisees may not experience the operating margins we expect, and our results of operations and growth may be materially and adversely affected. Our financial condition and results of operations may be adversely affected if the global markets in which our franchised restaurants compete are affected by changes in political, economic, or other factors. These factors, over which neither our franchisees nor we have control, may include:

•	recessionary or expansive trends in international markets;

•	changing labor conditions and difficulties in staffing and managing our foreign operations;

•	increases in the taxes we pay and other changes in applicable tax laws;

•	legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws;

•	changes in inflation rates;

•	changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds;

•	difficulty in protecting our brand, reputation, and intellectual property;

•	difficulty in collecting our royalties and longer payment cycles;

•	expropriation of private enterprises;

•	anti-American sentiment in certain locations and the identification of the Wingstop brand as an American brand;

•	the impact of the United Kingdom’s pending exit from the European Union;

•	political and economic instability; and

•	other external factors.
The terms of our securitized debt financing through certain of our wholly-owned subsidiaries include restrictive terms, and our failure to comply with any of these terms could put us in default, which would have an adverse effect on our business and prospects.
Unless and until we repay all outstanding borrowings under our securitized debt facility, we will remain subject to the restrictive terms of these borrowings. The securitized debt facility, under which certain of our wholly-owned subsidiaries issued and guaranteed fixed rate notes and variable funding notes, contain a number of covenants, with the most significant financial covenant being a debt service coverage calculation. These covenants limit our ability and the ability of certain of our subsidiaries to, among other things:

•	incur additional indebtedness;

•	alter the business we conduct;

•	make certain changes to the composition of our management team;

•	pay dividends and make other restrictive payments beyond specified levels;

•	create or permit liens;

•	dispose of certain assets;

•	make certain investments;

•	engage in certain transactions with affiliates; and

•	consolidate, merge or transfer all or substantially all of our assets.
The securitized debt facility also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we may not satisfy such a test. A breach of these covenants could result in a rapid amortization event or default under the securitized debt facility. If amounts owed under the securitized debt facility are accelerated because of a default and we are unable to pay such amounts, the investors may have the right to assume control of substantially all of the securitized assets.
If we are unable to refinance or repay amounts under the securitized debt facility prior to the expiration of the applicable term, our cash flow would be directed to the repayment of the securitized debt and, other than management fees sufficient to cover minimal selling, general and administrative expenses, would not be available for operating our business.
No assurance can be given that any refinancing or additional financing will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and capital markets and other factors beyond our control. There can be no assurance that market conditions will be favorable at the times that we require new or additional financing.
We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which would adversely affect our financial condition and results of operations.
Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us under our variable funding notes in amounts sufficient to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity investments. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.
The indenture governing the securitized debt restricts the cash flow from the entities subject to the securitization to any of our other entities and upon the occurrence of certain events, cash flow would be further restricted.
In the event that a rapid amortization event occurs under the indenture governing the securitized debt (including, without limitation, upon an event of default under the indenture or the failure to repay the securitized debt at the end of the applicable term), the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business.
We depend upon our executive officers and other key employees and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.
We believe that we have already benefited and expect to benefit substantially in the future from the leadership and experience of our executive officers and management team. Additionally, our business strategy includes successfully attracting and retaining talented employees. The market for highly skilled employees and leaders in the restaurant industry is extremely competitive. Our inability to successfully recruit and retain talented executive officers and other key employees could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis. In addition, the departure of any of our executive officers or key employees could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. As our business expands, our future success will depend greatly on our continued ability to attract and retain highly-skilled and qualified executive-level personnel and other key employees. Our inability to attract and retain qualified executive officers and other key employees in the future could impair our growth and harm our business.
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
We cannot assure you that third parties will not claim infringement by us of their proprietary rights in the future. Any such claim, whether or not it has merit, could be time-consuming and distracting for executive management, result in costly litigation, cause changes to existing menu items or delays in introducing new menu items, or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations, and financial condition.
We and our franchisees are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws or trade control laws, as well as other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, financial condition, and results of operations.
We and our franchisees are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws that apply in countries where we do business. The FCPA, U.K. Bribery Act, and other laws generally prohibit us, our food service personnel, our franchisees, their food service personnel, and intermediaries from bribing, being bribed, or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in joint ventures and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope, or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
We and our franchisees are also subject to other laws and regulations governing our international operations, including regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Asset Control, and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, currency exchange regulations, and transfer pricing regulations, or collectively, Trade Control laws.
We and our franchisees may not be completely effective in ensuring our compliance with all applicable anticorruption laws, including the FCPA, Trade Control Laws, or other legal requirements. If we or our franchisees are not in compliance with the FCPA or other anti-corruption laws or Trade Control laws, we or our franchisees may be subject to criminal and civil penalties, disgorgement, or other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, and results of operations. Likewise, any investigation of any potential violations of the FCPA other anti-corruption laws or Trade Control laws by United States or foreign authorities could also have an adverse impact on our reputation, business, financial condition, and results of operations.
If we fail to maintain effective internal controls over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.
As a public reporting company we are subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal controls over financial reporting. Reporting obligations as a public company have placed, and may continue to place, a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal controls over financial reporting, which requires us to document and make significant changes to our internal controls over financial reporting. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting.
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
In August 2017, we announced that our board of directors authorized a regular dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our Board of Directors. In addition, we have paid special dividends in connection with refinancings of our credit facilities. Any future declarations of dividends, as well as the amount and timing of such dividends, are subject to capital availability and the discretion of our Board of Directors, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
Due to lower square footage requirements, our restaurants can be located in a variety of locations. They tend to be located primarily in shopping centers, as in-line and end-cap locations. Our restaurants tend to occupy between 1,300 and 2,900 square feet (average 1,700 square feet) of leased retail space. As of December 29, 2018, we and our franchisees operated 1,252 restaurants in 43 states and 10 countries.
The chart below shows the locations of our restaurants as of December 29, 2018:

State	Franchise restaurants	Company-owned restaurants	Total restaurants
Alabama	5	—	5
Alaska	2	—	2
Arizona	32	—	32
Arkansas	8	—	8
California	255	—	255
Colorado	25	—	25
Connecticut	4	—	4
Florida	60	—	60
Georgia	31	—	31
Hawaii	2	—	2
Idaho	3	—	3
Illinois	66	—	66
Indiana	14	—	14
Iowa	3	—	3
Kansas	2	2	4
Kentucky	4	—	4
Louisiana	21	—	21
Maryland	20	—	20
Massachusetts	6	—	6
Michigan	8	—	8
Minnesota	2	—	2
Mississippi	10	—	10
Missouri	15	1	16
Nebraska	2	—	2
Nevada	10	5	15
New Hampshire	2	—	2
New Jersey	13	—	13
New Mexico	9	—	9
New York	14	—	14
North Carolina	14	—	14
Ohio	22	—	22
Oklahoma	13	—	13
Oregon	4	—	4
Pennsylvania	8	—	8
South Carolina	10	—	10
South Dakota	1	—	1
Tennessee	16	—	16
Texas	311	21	332
Utah	4	—	4
Virginia	20	—	20
Washington	14	—	14
West Virginia	1	—	1
Wisconsin	9	—	9
Domestic Total	1,095	29	1,124

International
Colombia	3	—	3
Indonesia	29	—	29
Malaysia	4	—	4
Mexico	76	—	76
Panama	1	—	1
Saudi Arabia	2	—	2
Singapore	6	—	6
United Arab Emirates	6	—	6
United Kingdom	1	—	1
International Total	128	—	128
Worldwide Total	1,223	29	1,252

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
As of February 27, 2019, there were 3 shareholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the fiscal year ended December 29, 2018 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 29, 2018.
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

Item 6. Selected Financial Data
The selected financial data presented below, with the exception of our key performance indicators, including restaurant counts, same store sales, AUVs, system-wide sales and Adjusted EBITDA, has been derived from the audited consolidated financial statements of Wingstop.
Wingstop utilizes a 52- or 53-week fiscal year that ends on the last Saturday of the calendar year. The fiscal years ended December 29, 2018, December 30, 2017, December 26, 2015, and December 27, 2014 included 52 weeks, and the fiscal year ended on December 31, 2016 included 53 weeks. The first three quarters of our fiscal year consist of 13 weeks and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.
The selected financial data presented below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes thereto included elsewhere in this report. Our selected financial data may not be indicative of our future performance.

	Year ended
(in thousands)	December 29, 2018	December 30, 2017	December 31, 2016	December 26, 2015*	December 27, 2014*

Consolidated Statements of Income Data:
Revenue:
Royalty revenue, franchise fees and other	$71,858	$66,076	$54,475	$46,688	$38,032
Advertising fees and related income	34,484	30,174	14,561	—	—
Company-owned restaurant sales	46,839	37,069	34,288	31,281	29,417
Total revenue	153,181	133,319	103,324	77,969	67,449
Cost and expenses:
Cost of sales	32,063	28,745	25,308	22,219	20,473
Advertising expenses	33,699	32,427	13,849	—	—
Selling, general and administrative	44,579	34,898	34,552	33,350	26,006
Depreciation and amortization	4,313	3,376	3,008	2,682	2,904
Total costs and expenses	114,654	99,446	76,717	58,251	49,383
Operating income	38,527	33,873	26,607	19,718	18,066
Interest expense, net	10,123	5,131	4,396	3,477	3,684
Other expense, net	1,477	—	254	396	84
Income before tax expense	26,927	28,742	21,957	15,845	14,298
Income tax expense	5,208	4,802	8,188	5,739	5,312
Net income	$21,719	$23,940	$13,769	$10,106	$8,986

Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$38,770	$27,435	$21,879	$13,860	$15,119
Net cash used in investing activities	(10,498)	(6,484)	(2,056)	(1,915)	(363)
Net cash used in financing activities	(13,724)	(20,252)	(28,213)	(10,978)	(8,206)
Net increase (decrease) in cash and cash equivalents	$14,548	$699	$(8,390)	$967	$6,550

* Fiscal years prior to 2016 have not been adjusted to reflect the adoption of the new accounting standards adopted in fiscal year 2018. See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the Consolidated Financial Statements for additional information.

	Year ended
(in thousands)	December 29, 2018	December 30, 2017	December 31, 2016	December 26, 2015(1)	December 27, 2014(1)

Per Share data:
Earnings per share
Basic	$0.74	$0.82	$0.48	$0.37	$0.35
Diluted	$0.73	$0.82	$0.47	$0.36	$0.34
Weighted average shares outstanding
Basic	29,231	29,025	28,637	27,497	25,846
Diluted	29,587	29,424	28,983	27,816	26,204

Dividends per share	$6.54	$0.14	$2.90	$1.83	$—

Selected Other Data (2):
Number of system-wide restaurants open at end of period	1,252	1,133	998	845	712
Number of domestic company restaurants open at end of period	29	23	21	19	19
Number of domestic franchise restaurants open at end of period	1,095	1,004	901	767	652
Number of international franchise restaurants open at end of period	128	106	76	59	41
System-wide sales(3)	$1,261,025	$1,087,434	$972,270	$821,248	$678,771
Domestic restaurant AUV(4)	$1,139	$1,100	$1,113	$1,126	$1,073
Company-owned domestic AUV(4)	$1,723	$1,712	$1,729	$1,646	$1,504
Number of restaurants opened (during period)	139	147	159	142	102
Number of restaurants closed (during period)	20	12	6	9	4
Company-owned restaurants (acquired) refranchised (during period)	(6)	(2)	—	—	5
EBITDA (5)	$41,363	$37,249	$29,361	$22,004	$20,886
Adjusted EBITDA (5)	$48,986	$39,100	$32,980	$28,879	$24,378
Same Store Sales Data(6):
System-wide domestic same store sales base (end of period)	1,018	904	779	667	589
System-wide domestic same store sales growth	6.5%	2.6%	3.2%	7.9%	12.5%

	As of
(in thousands)	December 29, 2018	December 30, 2017	December 31, 2016	December 26, 2015(1)	December 27, 2014(1)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$12,493	$4,063	$3,750	$10,690	$9,723
Working capital	3,424	(3,217)	(5,863)	7,050	276
Total assets	139,749	119,836	111,800	120,650	118,827
Total debt	320,000	133,750	151,250	95,500	93,721
Total shareholders’ deficit	(224,830)	(58,418)	(81,431)	(9,673)	(8,994)

(1)
Fiscal years prior to 2016 have not been adjusted to reflect the adoption of the new accounting standards in adopted in fiscal year 2018. See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the Consolidated Financial Statements for additional information.

(2)	See the definitions of key performance indicators under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Indicators.”

(3)
The percentage of system-wide sales attributable to company-owned restaurants was 3.7%, 3.4%, 3.5%, 3.8%, and 4.3% for the fiscal years ended December 29, 2018, December 30, 2017, December 31, 2016, December 26, 2015, and December 27, 2014, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.

(4)	Domestic AUV and company-owned domestic AUV are calculated using the 52-week trailing period.

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

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable U.S. GAAP financial performance measure, which is net income:

	Year ended
(in thousands)	December 29, 2018	December 30, 2017	December 31, 2016	December 26, 2015(a)	December 27, 2014(a)
Net income	$21,719	$23,940	$13,769	$10,106	$8,986
Interest expense, net	10,123	5,131	4,396	3,477	3,684
Income tax expense	5,208	4,802	8,188	5,739	5,312
Depreciation and amortization	4,313	3,376	3,008	2,682	2,904
EBITDA	$41,363	$37,249	$29,361	$22,004	$20,886
Adjustments:
Management fees(b)	—	—	—	237	449
Management agreement termination fee(c)	—	—	—	3,297	—
Transaction costs(d)	3,898	—	2,388	2,186	2,169
Gains and losses on disposal of assets(e)	—	—	—	—	(86)
Stock-based compensation expense(f)	3,725	1,851	1,231	1,155	960
Adjusted EBITDA	$48,986	$39,100	$32,980	$28,879	$24,378

(a)
Fiscal years prior to 2016 have not been adjusted to reflect the adoption of the new accounting standards in adopted in fiscal year 2018. See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the Consolidated Financial Statements for additional information.

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

(d)
Represents costs and expenses related to refinancings of our credit agreement and our public offerings; all transaction costs are included in SG&A with the exception of $1.5 million during the year ended December 29, 2018, $215,000 during the year ended December 31, 2016, and $172,000 during the year ended December 26, 2015 that is included in Other expense, net.

(e)	Represents non-cash gains and losses resulting from disposal of company-owned restaurants and associated goodwill write-off.

(f)	Includes non-cash, stock-based compensation.

(6)
We define the domestic same store base to include those domestic restaurants open for at least 52 full weeks. Change in domestic same store sales reflects the change in year-over-year sales for the domestic same store base.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6 - Selected Financial Data” and with the audited consolidated financial statements and the related notes included in “Item 8 - Financial Statements and Supplementary Data.” The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. See Part I “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Item 1A - Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
We believe we pioneered the concept of wings as a “center-of-the-plate” item for all of our meal occasions. While other concepts include wings as add-on menu items or focus on wings in a bar or sports-centric setting, we are focused on wings, fries and sides, which generate approximately 93% of our system-wide sales.
We offer our guests 11 bold, distinctive and craveable flavors on our bone-in and boneless chicken wings and tenders that are always cooked to order and paired with our fresh-cut, seasoned fries and made-from-scratch Ranch and Bleu Cheese dips. Our menu is highly-customizable for different dining occasions, and we believe it delivers a compelling value proposition for groups, families, and individuals. We have broad and growing consumer appeal anchored by a sought after core demographic of 18-34 year old Millennials, which we believe is a loyal consumer group that dines at fast casual restaurants more frequently than other consumer groups.
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of December 29, 2018, we had a total 1,252 restaurants across ten countries in our global system (including 43 states in the United States). Our restaurant base is 98% franchised, with 1,223 franchised locations (including 128 international locations) and 29 company-owned restaurants as of December 29, 2018.
 We plan to grow our business by opening new franchised restaurants and increasing our same store sales, while leveraging our franchise model to create shareholder value.

•
Domestic restaurant count has nearly doubled since the end of 2013, with 119 net unit openings in 2018. Our vision is to become a top 10 global restaurant brand and we believe our unit potential is 3,000 domestic units and 3,000 international units.

•
Domestic same store sales have increased for 15 consecutive years beginning in 2004, which includes 5-year cumulative domestic same stores sales growth of 32.7% since fiscal 2014. We anticipate further increases in domestic same store sales through improvements in brand awareness from national advertising, flavor innovation, increases in digital expansion, and the rollout of delivery.

•
We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating shareholder value through strong and consistent free cash flow and capital-efficient growth.

Highlights for Fiscal Year 2018:

•	System-wide restaurant count increased 10.5% over the prior year to a total of 1,252 worldwide locations, driven by 119 net unit openings;

•	Domestic same store sales increased 6.5% over the prior year;

•	Company-owned restaurant same store sales increased 6.2% over the prior year;

•	System-wide sales increased 16.0% over the prior year to $1.3 billion;

•	Total revenue increased 14.9% over the prior year to $153.2 million; and

•	Net Income decreased 9.3% over the prior year to $21.7 million, while Adjusted EBITDA increased 25.3% over the prior year to $49.0 million;

In fiscal year 2018 we paid quarterly dividends of $0.32 per share of common stock and special dividends of $6.22 per share of common stock, for a combined $6.54 per share of common stock.
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

	Year Ended
	December 29, 2018	December 30, 2017
Domestic Franchised Activity:
Beginning of period	1,004	901
Openings	105	115
Closures	(8)	(10)
Acquired by Company	(6)	(2)
Restaurants end of period	1,095	1,004

Domestic Company-Owned Activity:
Beginning of period	23	21
Openings	—	—
Closures	—	—
Acquired from franchisees	6	2
Restaurants end of period	29	23

Total Domestic Restaurants	1,124	1,027

International Franchised Activity:
Beginning of period	106	76
Openings	34	32
Closures	(12)	(2)
Restaurants end of period	128	106

Total System-wide Restaurants	1,252	1,133
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

Adjusted EBITDA. We define Adjusted EBITDA as net income before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for management fees and expense reimbursement, a management agreement termination fee, transaction costs, gains and losses on the disposal of assets, and stock-based compensation expense. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in methods of calculation. For a reconciliation of Adjusted EBITDA to net income and a further discussion of how we utilize this non-GAAP financial measure, see “Selected Historical Consolidated Financial and Other Data.”
The following table sets forth our key performance indicators for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 (in thousands, except unit data):

	Year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Number of system-wide restaurants at period end	1,252	1,133	998
System-wide sales	$1,261,025	$1,087,434	$972,270
Domestic restaurant AUV	$1,139	$1,100	$1,113
System-wide domestic same store sales growth	6.5%	2.6%	3.2%
Company-owned domestic same store sales growth	6.2%	1.6%	5.4%
Total revenue	$153,181	$133,319	$103,324
Net income	$21,719	$23,940	$13,769
Adjusted EBITDA	$48,986	$39,100	$32,980
Key Financial Definitions
Revenue. Our revenue is comprised of the collection of development fees, franchise fees, royalties, other fees associated with franchise and development rights, national advertising fund contributions and sales of wings and other food and beverage products by our company-owned restaurants. The following is a brief description of our components of revenue:
Royalty revenue and franchise fees includes revenue we earn from our franchise business segment in the form of royalties, fees, and vendor contributions and rebates. Royalties consist primarily of fees earned from franchisees equal to a percentage of gross franchise restaurant sales of all restaurants developed under the applicable franchise agreement. The majority of our franchise agreements require our franchise owners to pay us a royalty of 5.0% of their gross sales net of discounts. Franchise agreements entered into on or after July 1, 2014 require our franchisees to pay us a royalty of 6.0% of their gross sales net of discounts. Franchise fees consist of initial development and franchise fees related to new restaurants, master license fees for international territories, fees to renew or extend franchise agreements and transfer fees. Initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement. Our performance obligation under development agreements and international territory agreements generally consists of an obligation to grant exclusive development rights over a stated term. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for development rights are apportioned to each franchise restaurant opened by the franchisee and are accounted for as initial franchise fees. Royalty revenue and franchise fees also include revenue from vendor contributions and rebates that are attributable to system-wide volume purchases and are received for general marketing and other purposes.
Advertising fund contributions are earned from franchisees based on a percentage of gross sales net of discounts. Ad Fund contributions were equal to 2% in fiscal year 2016, 3% in fiscal year 2017 and 2018 and increased to 4% beginning in fiscal year 2019.
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
Advertising expenses. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend. Advertising expenses consist of advertising, public relations, merchandising, similar activities, and administrative expenses to increase sales and further enhance the public reputation of the Wingstop brand.

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
Interest expense. Interest expense includes expenses related to borrowings under our securitized financing facility and amortization of deferred debt issuance costs.
Income tax expense. Income tax expense includes current and deferred federal tax expenses as well as state and local income taxes.
Results of Operations
The following table presents the Consolidated Statement of Operations for the past three fiscal years expressed as a percentage of revenue.

	Fiscal Year
	December 29, 2018	December 30, 2017	December 31, 2016
Revenue:
Royalty revenue, franchise fees and other	46.9%	49.6%	52.7%
Advertising fees and related income	22.5%	22.6%	14.1%
Company-owned restaurant sales	30.6%	27.8%	33.2%
Total revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	68.5%	77.5%	73.8%
Advertising expenses	22.0%	24.3%	13.4%
Selling, general and administrative	29.1%	26.2%	33.4%
Depreciation and amortization	2.8%	2.5%	2.9%
Total costs and expenses	74.8%	74.6%	74.2%
Operating income	25.2%	25.4%	25.8%
Interest expense, net	6.6%	3.8%	4.3%
Other expense, net	1.0%	—%	0.2%
Income before income tax expense	17.6%	21.6%	21.3%
Income tax expense	3.4%	3.6%	7.9%
Net income	14.2%	18.0%	13.3%

(1) As a percentage of company-owned restaurant sales. Exclusive of depreciation and amortization, shown separately, and includes advertising expenses incurred at company-owned restaurants. The percentages reflected have been subject to rounding adjustments. Accordingly, figures expressed as percentages when aggregated may not be the arithmetic aggregation of the percentages that precede them.

Year ended December 29, 2018 compared to year ended December 30, 2017
The following table sets forth information comparing the components of net income in fiscal year 2018 and fiscal year 2017 (in thousands):

	Year ended		Increase / (Decrease)
	December 29, 2018	December 30, 2017	$	%
Revenue:
Royalty revenue, franchise fees and other	$71,858	$66,076	$5,782	8.8%
Advertising fees and related income	34,484	30,174	$4,310	14.3%
Company-owned restaurant sales	46,839	37,069	9,770	26.4%
Total revenue	153,181	133,319	19,862	14.9%
Costs and expenses:
Cost of sales (1)	32,063	28,745	3,318	11.5%
Advertising expenses	33,699	32,427	1,272	3.9%
Selling, general and administrative	44,579	34,898	9,681	27.7%
Depreciation and amortization	4,313	3,376	937	27.8%
Total costs and expenses	114,654	99,446	15,208	15.3%
Operating income	38,527	33,873	4,654	13.7%
Interest expense, net	10,123	5,131	4,992	97.3%
Other expense, net	1,477	—	1,477	N/A
Income before income tax expense	26,927	28,742	(1,815)	(6.3)%
Income tax expense	5,208	4,802	406	8.5%
Net income	$21,719	$23,940	$(2,221)	(9.3)%

(1) Exclusive of depreciation and amortization, shown separately, and includes advertising expenses incurred at company-owned restaurants.
Total revenue. Total revenue was $153.2 million in fiscal year 2018, an increase of $19.9 million, or 14.9%, compared to $133.3 million in the prior fiscal year.
Royalty revenue and franchise fees and other. Royalty revenue and franchise fees were $71.9 million in fiscal year 2018, an increase of $5.8 million, or 8.8%, compared to $66.1 million in the prior fiscal year. Royalty revenue increased by $8.7 million primarily due to 113 net franchise restaurant openings and domestic same store sales growth of 6.5%. Other revenue decreased $3.3 million primarily due to a one-time payment received in conjunction with a new vendor agreement that was executed during the first quarter of 2017. The funding from this agreement was primarily used to support the launch of our national advertising campaign in 2017.
Advertising fees and related income. Advertising fees and related income were $34.5 million in fiscal year 2018, an increase of $4.3 million, or 14.3%, compared to $30.2 million in the comparable period in 2017. Advertising fees increased primarily due to the increase in system-wide sales in fiscal year 2018, compared to the prior fiscal year.
Company-owned restaurant sales. Company-owned restaurant sales were $46.8 million in fiscal year 2018, an increase of $9.8 million, or 26.4%, compared to $37.1 million in the prior fiscal year. The increase is due to additional sales of $7.2 million from the acquisition of six company-owned restaurants from franchisees in the current year and the full year impact of the acquisition of two restaurants from a franchisee in the prior year. The remaining increase is due to company-owned domestic same store sales growth of 6.2%, which was driven by both an increase in transactions and an increase in average transaction size.
Cost of sales. Cost of sales was $32.1 million in fiscal year 2018, an increase of $3.3 million, or 11.5%, compared to $28.7 million in the prior fiscal year. Cost of sales as a percentage of company-owned restaurant sales was 68.5% in fiscal year 2018 compared to 77.5% in the prior fiscal year.

The table below presents the major components of Cost of sales (in thousands):

	Year ended	As a % of company-owned restaurant sales	Year ended	As a % of company-owned restaurant sales
	December 29, 2018		December 30, 2017
Cost of sales:
Food, beverage and packaging costs	15,540	33.2%	14,810	40.0%
Labor costs	10,493	22.4%	8,878	23.9%
Other restaurant operating expenses	7,223	15.4%	6,004	16.2%
Vendor rebates	(1,193)	(2.5)%	(947)	(2.6)%
Total cost of sales	$32,063	68.5%	$28,745	77.5%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 33.2% in fiscal year 2018 compared to 40.0% in the prior fiscal year. The decrease is primarily due to a 20.6% decrease in the cost of bone-in chicken wings compared to the prior fiscal year.
Labor costs as a percentage of company-owned restaurant sales were 22.4% in fiscal year 2018 compared to 23.9% in the prior fiscal year. The decrease as a percentage of company-owned restaurant sales was primarily due to our ability to leverage costs as a result of the company-owned domestic same store sales increase of 6.2%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 15.4% in fiscal year 2018 compared to 16.2% in the prior fiscal year. The decrease as a percentage of company-owned restaurant sales was primarily due to our ability to leverage costs as a result of the company-owned domestic same store sales increase of 6.2%.
Advertising expenses. Advertising expenses were $33.7 million in fiscal year 2018, an increase of $1.3 million, or 3.9%, compared to $32.4 million in the prior fiscal year. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative. SG&A expense was $44.6 million in fiscal year 2018, an increase of $9.7 million, or 27.7%, compared to $34.9 million in the prior fiscal year. The increase in SG&A expense was primarily due to nonrecurring costs of $2.4 million related to our debt refinancings and payment of special dividends during fiscal year 2018. Also contributing to the increase in SG&A was an increase of $1.9 million in stock based compensation, as well as increases payroll and benefits expenses associated with planned headcount additions.
Depreciation and amortization. Depreciation and amortization was $4.3 million in fiscal year 2018, an increase of $0.9 million, or 27.8%, compared to $3.4 million in the prior fiscal year. The increase in depreciation and amortization was primarily due to additional amortization associated with reacquired franchise rights resulting from the acquisition of franchised restaurants.
Interest expense, net. Interest expense was $10.1 million in fiscal year 2018, an increase of $5.0 million from $5.1 million in the prior fiscal year. The increase is primarily due to an increase in the principal amount of indebtedness we had outstanding.
Income tax expense. Income tax expense was $5.2 million in fiscal year 2018, yielding an effective tax rate of 19.3%, compared to an effective tax rate of 16.7% in the prior fiscal year. In the prior year we recognized a one-time benefit of $3.6 million as a result of the enactment of the Tax Cuts and Jobs Act. This was offset by a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (in thousands):

	Year Ended		Increase / (Decrease)
	December 29, 2018	December 30, 2017	$	%
Revenue:
Franchise segment	$106,342	$96,250	$10,092	10.5%
Company segment	46,839	37,069	9,770	26.4%
Total segment revenue	$153,181	$133,319	$19,862	14.9%

Segment Profit:
Franchise segment	$30,645	$29,230	$1,415	4.8%
Company segment	10,303	4,643	5,660	121.9%
Total segment profit	$40,948	$33,873	$7,075	20.9%
Franchise segment. Franchise segment revenue was $106.3 million in fiscal year 2018, an increase of $10.1 million, or 10.5%, from $96.3 million in the prior fiscal year. Royalty revenue increased by $8.7 million primarily due to 139 franchise restaurant openings and domestic same store sales growth of 6.5% during the current fiscal year. Advertising fees and related income increased $4.3 million due to the increase in system-wide sales during fiscal year 2018. Other revenue decreased $3.3 million primarily due to an decrease in vendor rebates related to a one-time payment received in conjunction with a vendor agreement executed during the first quarter of 2017.
Franchise segment profit was $30.6 million in fiscal year 2018, an increase of $1.4 million, or 4.8%, from $29.2 million in the prior fiscal year primarily due to an increase in revenue, which was offset by an increase of $1.9 million in stock based compensation, as well as increases in payroll and benefit expenses related to planned headcount additions.
Company Segment. Company-owned restaurant sales were $46.8 million in fiscal year 2018, an increase of $9.8 million, or 26.4%, compared to $37.1 million in the prior fiscal year. The increase is primarily due to the acquisition of six franchised restaurants during the current fiscal year and two restaurants from a franchisee in the third quarter of 2017 resulting in additional sales of $7.2 million and an increase in company-owned domestic same store sales of 6.2%, driven by both an increase in transactions and an increase in average transaction size.
Company segment profit was $10.3 million in fiscal year 2018, an increase of $5.7 million, or 121.9%, compared to $4.6 million in the prior fiscal year. The increase is primarily due to a 20.6% decrease in the cost of bone-in chicken wings, as well as our ability to leverage costs as a result of the company-owned domestic same store sales growth of 6.2%.

Year ended December 30, 2017 compared to year ended December 31, 2016
The following table sets forth information comparing the components of net income in fiscal year 2017 and fiscal year 2016 (in thousands):

	Year ended		Increase / (Decrease)
	December 30, 2017	December 31, 2016	$	%
Revenue:
Royalty revenue, franchise fees and other	$66,076	$54,475	$11,601	21.3%
Advertising fees and related income	30,174	14,561	$15,613	107.2%
Company-owned restaurant sales	37,069	34,288	2,781	8.1%
Total revenue	133,319	103,324	29,995	29.0%
Costs and expenses:
Cost of sales (1)	28,745	25,308	3,437	13.6%
Advertising expenses	32,427	13,849	18,578	134.1%
Selling, general and administrative	34,898	34,552	346	1.0%
Depreciation and amortization	3,376	3,008	368	12.2%
Total costs and expenses	99,446	76,717	22,729	29.6%
Operating income	33,873	26,607	7,266	27.3%
Interest expense, net	5,131	4,396	735	16.7%
Other expense, net	—	254	(254)	(100.0)%
Income before income tax expense	28,742	21,957	6,785	30.9%
Income tax expense	4,802	8,188	(3,386)	(41.4)%
Net income	$23,940	$13,769	$10,171	73.9%

(1) Exclusive of depreciation and amortization, shown separately.
Total revenue. Total revenue was $133.3 million in fiscal year 2017, an increase of $30.0 million, or 29.0%, compared to $103.3 million in the prior fiscal year.
Royalty revenue and franchise fees. Royalty revenue and franchise fees were $66.1 million in fiscal year 2017, an increase of $11.6 million, or 21.3%, compared to $54.5 million in the prior fiscal year. Royalty revenue increased by $6.4 million primarily due to 147 franchise restaurant openings, domestic same store sales growth of 2.6%, partially offset by revenue of approximately $0.9 million related to the 53rd week of 2016. Other revenue increased $4.8 million primarily due to an increase in vendor rebates, including a one-time payment, based on system-wide volumes purchased in the prior year, received in conjunction with a new vendor agreement that was executed during the first quarter of 2017. The funding from this agreement was primarily used to support the launch of our national advertising campaign in 2017.
Advertising fees and related income. Advertising fees and related income were $30.2 million in fiscal year 2017, an increase of $15.6 million, or 107.2%, compared to $14.6 million in the prior fiscal year. Advertising fees increased primarily due to the 1% increase in the contribution rate from 2% of gross sales net of discounts in fiscal year 2016 to 3% of gross sales net of discounts in fiscal year 2017. Additionally, the increase in system-wide sales in fiscal year 2017 compared to the prior fiscal year contributed to the increase in advertising fees.
Company-owned restaurant sales. Company-owned restaurant sales were $37.1 million in fiscal year 2017, an increase of $2.8 million, or 8.1%, compared to $34.3 million in the prior fiscal year. The increase is the result of the acquisition of two franchised restaurants in the third quarter of 2017 and company-owned domestic same store sales growth of 1.6%, driven by an increase in transactions, partially offset by revenue of approximately $0.6 million related to the 53rd week in 2016.
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
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 40.0% in fiscal year 2017 compared to 37.4% in the prior fiscal year. The increase is primarily due to a 18.0% increase in the cost of bone-in chicken wings compared to the prior fiscal year.
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
Advertising expenses. Advertising expenses were $32.4 million, an increase of $18.6 million, or 134.1%, compared to $13.8 million in the prior fiscal year. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative. SG&A expense was $34.9 million in fiscal year 2017, an increase of $0.3 million, or 1.0%, compared to $34.6 million in the prior fiscal year. The increase is primarily due to planned headcount additions and an increase in stock based compensation and travel expenses. These increases are partially offset by a decrease in nonrecurring expenses of $2.2 million related to the refinancing of our former credit agreement and expenses related to a special dividend totaling $83.3 million paid in the 2016 fiscal year, as well as a decrease in incremental costs of approximately $0.6 million related to the 53rd week in 2016.
Depreciation and amortization. Depreciation and amortization was $3.4 million in fiscal year 2017, an increase of $0.4 million, or 12.2%, compared to $3.0 million in the prior fiscal year. The increase in depreciation is primarily due to the capital expenditures during the period, including the acquisition of two company-owned locations.
Interest expense, net. Interest expense was $5.1 million in fiscal year 2017, an increase of $0.7 million, or 16.7%, from $4.4 million in the prior fiscal year. The increase is primarily due to an increase in the principal amount of indebtedness we had outstanding and the applicable interest rate related to the refinancing of our former credit agreement in June 2016.
Income tax expense. Income tax expense was $4.8 million in fiscal year 2017, yielding an effective tax rate of 16.7%, compared to an effective tax rate of 37.3% in the prior fiscal year. The income tax provision for fiscal year 2017 included a benefit of approximately $3.6 million, primarily associated with the revaluation of deferred tax liabilities as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Additionally, tax benefits of $2.5 million were realized in fiscal year 2017 resulting from the recognition of excess tax benefits from share-based compensation.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (in thousands):

	Year Ended		Increase / (Decrease)
	December 30, 2017	December 31, 2016	$	%
Revenue:
Franchise segment	$96,250	$69,036	$27,214	39.4%
Company segment	37,069	34,288	2,781	8.1%
Total segment revenue	$133,319	$103,324	$29,995	29.0%

Segment Profit:
Franchise segment	$29,230	$23,254	$5,976	25.7%
Company segment	4,643	5,526	(883)	(16.0)%
Total segment profit	$33,873	$28,780	$5,093	17.7%

Franchise segment. Franchise segment revenue was $96.3 million in fiscal year 2017, an increase of $27.2 million, or 39.4%, from $69.0 million in the prior fiscal year. Advertising revenue increased $15.6 million due to an increase in the advertising fund contribution rate and an increase in system-wide sales. Royalty revenue increased $6.4 million primarily due to 147 franchise restaurant openings and domestic same store sales growth of 2.6% during the current fiscal year, partially offset by revenue of approximately $0.9 million related to the 53rd week of 2016. Other revenue increased $4.8 million primarily due to an increase in vendor rebates, including a one-time payment, based on system-wide volumes purchased in the prior year, received under a new vendor agreement executed during the first quarter of 2017.
Franchise segment profit was $29.2 million in fiscal year 2017, an increase of $6.0 million, or 25.7%, from $23.3 million in the prior fiscal year due to the growth in revenue.
Company Segment. Company-owned restaurant sales were $37.1 million in fiscal year 2017, an increase of $2.8 million, or 8.1%, compared to $34.3 million in the prior fiscal year. The increase is primarily due to the opening of two company-owned restaurants during the third quarter of 2017 and company-owned domestic same store sales growth of 1.6%, driven by an increase in transactions, partially offset by revenue of approximately $0.6 million related to the 53rd week of 2016.
Company segment profit was $4.6 million in fiscal year 2017, a decrease of $0.9 million, or 16.0%, compared to $5.5 million in the prior fiscal year. The decrease is primarily due to an 18.0% increase in the cost of bone-in chicken wings and investments in roster sizes and staffing to support the continued sales growth in our company-owned restaurants. The decrease is partially offset by the company-owned comparable same store sales increase of 1.6%, as well as a decrease in repairs and maintenance and pre-opening expenses.
Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and proceeds from the incurrence of debt. Our primary requirements for liquidity and capital are working capital and general corporate needs. Historically, we have operated with minimal positive working capital or with negative working capital. We believe that our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy for at least the next 12 months.

The following table shows summary cash flows information for the fiscal years 2018, 2017 and 2016 (in thousands):

	Year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net cash provided by (used in):
Operating activities	38,770	27,435	21,879
Investing activities	(10,498)	(6,484)	(2,056)
Financing activities	(13,724)	(20,252)	(28,213)
Net change in cash and cash equivalents	$14,548	$699	$(8,390)
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
Net cash provided by operating activities was $38.8 million in fiscal year 2018, an increase of $11.3 million, from $27.4 million in fiscal year 2017. The increase was primarily due to the timing of changes in working capital.
Net cash provided by operating activities was $27.4 million in fiscal year 2017, an increase of $5.6 million, from $21.9 million in fiscal year 2016 primarily due to increased net income over the prior year, and the timing of changes in working capital.
Investing activities. Our net cash used in investing activities was $10.5 million in fiscal year 2018, an increase of $4.0 million, from $6.5 million in fiscal year 2017. The increase was due to cash paid for the acquisition of six restaurants from a franchisees during 2018, as well as an increase in capital expenditures over the prior year.
Net cash used in investing activities was $6.5 million in fiscal year 2017, an increase of $4.4 million, from $2.1 million in fiscal year 2016. The increase in the use of cash was due to cash paid for the acquisition of two restaurants from a franchisee during 2017, as well as an increase in capital expenditures over the prior year.
Financing activities. Our net cash used in financing activities was $13.7 million in fiscal year 2018, a decrease of $6.5 million, from $20.3 million in fiscal year 2017. In fiscal year 2018, we paid two special dividends in connection with the refinancing of our debt, totaling $182.8 million, along with regular dividends throughout fiscal year 2018 totaling $9.4 million which were funded by net borrowings of $186.3 million. In fiscal year 2017, we paid regular dividends of $4.1 million and net payments of $17.5 million on our long-term debt.
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
On January 30, 2018, we entered into an amended $250 million senior secured credit facility (the “2018 Facility”), which replaced the 2016 Facility. The 2018 Facility consisted of a term loan facility in the aggregate amount of $100 million and a revolving credit facility up to an aggregate amount of $150 million. The 2018 Facility had a maturity date of January 30, 2023. We utilized approximately $227 million of proceeds from the 2018 Facility to refinance approximately $134 million of indebtedness under the 2016 Facility and to pay a special cash dividend of approximately $93.1 million to our stockholders.

On November 14, 2018, we entered into a securitized financing facility comprised of $320 million of Series 2018-1 4.97% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”) as well as a variable funding note facility of Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Notes”), which will allow us to borrow up to $20 million as needed on a revolving basis. We utilized approximately $314 million of proceeds from the Class A-2 Notes to repay the approximately $215 million of indebtedness under the 2018 Facility and to pay a special cash dividend of approximately $89.7 million to our stockholders.
The Class A-2 Notes that are subject to 1% annual amortization, bear interest at a fixed rate of 4.97% per annum, and have an anticipated repayment date of December 2023. Interest and principal payments on the Notes are payable on a quarterly basis.
Dividends. We paid quarterly cash dividends of $0.07 per share of common stock aggregating $4.1 million for the first two quarters of 2018. During the third quarter of 2018, the Company’s Board of Directors declared a $0.09 per share dividend which was paid during the third and fourth quarters of 2018 aggregating $5.3 million. On February 26, 2019, the Company’s Board of Directors approved a dividend of $0.09 per share, to be paid on March 27, 2019, totaling approximately $2.7 million.
Separate from our regular dividend program, in February 2018 and December 2018, we paid special cash dividends of $3.17 per share and $3.05 per share, respectively, in connection with the refinancing of our credit facility in January of 2018 and the completion of the securitized financing facility in November of 2018.
We do not currently expect the restrictions in our debt instruments to impact our ability to make regularly quarterly dividends pursuant to our quarterly dividend program. However, any future declarations of dividends, as well as the amount and timing of such dividends, is subject to capital availability and the discretion of our board of directors, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders.
Contractual Obligations
The following table sets forth our contractual obligations and commercial commitments as of December 29, 2018 (in thousands):

	Payments due by period
	Fiscal year 2019	Fiscal years 2020-2021	Fiscal years 2022-2023	Thereafter
Securitized financing facility	$2,400	$6,400	$311,200	$—
Operating leases (a)	2,181	4,219	3,323	2,145
Interest payments	16,908	31,491	30,855	—
Total	$21,489	$42,110	$345,378	$2,145
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
Off-Balance Sheet Arrangements
The Company is required to provide standby letters of credit related to our securitized financing facility. Although the letters of credit are off-balance sheet, the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $5.0 million at December 29, 2018.
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
Our revenue recognition policies were impacted by new guidance for revenue recognition which was adopted as of the beginning of fiscal year 2018. See “Recently Accounting Pronouncements - Recently Adopted” in Note 1 to our consolidated financial statements for further discussion.
Item 7A. Quantitative and Qualitative Disclosures of Market Risks
Impact of Inflation. The primary inflationary factors affecting our and our franchisees’ operations are food and beverage costs, labor costs, energy costs, and the costs and materials used in the construction of new restaurants. Our restaurant operations are subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our and our franchisees’ restaurant personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our and our franchisees’ labor costs. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. Substantial increases in costs and expenses could impact our operating results to the extent such increases cannot be passed through to our customers. Historically, inflation has not had a material effect on our results of operations. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations.
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for bone-in chicken wings so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 25.4% and 31.4% of our company-owned restaurant costs of sales in fiscal years 2018 and 2017. A hypothetical 10.0% increase in the bone-in chicken wing costs in fiscal year 2018 would have increased costs of sales by approximately $0.8 million during the year. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. As discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation” under “Liquidity and Capital Resources,” the Company entered into a securitized financing facility on November 14, 2018, issuing $320.0 million of Class A-2 Notes. The proceeds from the Class A-2 Notes were used to repay all amounts outstanding on the 2018 Facility, to pay transaction costs, for general corporate purposes, and for payment of a special dividend. Concurrently, the Company entered into a revolving financing facility which allows for the drawing of up to $20.0 million using various credit instruments, including a letter of credit facility. The final legal maturity date of the Notes is in 2048; however, the anticipated repayment date of the Notes is December 2023. The 2018 Facility was canceled on the closing date.
Our long-term debt, including current portion, consisted entirely of the $320.0 million incurred under the Notes as of December 29, 2018 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt as a higher rate. The Company is exposed to interest rate increases under the Variable Funding Notes; however, the Company had no outstanding borrowings under its Variable Funding Notes as of December 29, 2018, net of letters of credit issued of $5.0 million.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 29, 2018 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 29, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of December 29, 2018, our internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 29, 2018.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Wingstop Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited Wingstop Inc. and Subsidiaries’ internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wingstop Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three fiscal years in the period ended December 29, 2018, and the related notes and our report dated February 27, 2019 expressed an unqualified opinion thereon.
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
February 27, 2019

Item 9B. Other Information
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors, executive officers, audit committee and our audit committee financial expert required by this Item 10 will be included in our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.
Item 11. EXECUTIVE COMPENSATION
Information regarding executive compensation required by this Item 11 will be included in our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and related stockholder matters, including the disclosures required by Item 201(d) of Regulation S-K, required by this Item 12 will be included in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence required by this Item 13 will be included in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company’s independent registered public accounting firm is Ernst & Young LLP. Information regarding principal accountant fees and services required by this Item 14 will be included in our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

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
3.1
Amended and Restated Certificate of Incorporation of Wingstop Inc., filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference.

3.2
Amended and Restated Bylaws of Wingstop Inc., filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (File No. 001-37425) and incorporated herein by reference.

4.1
Form of Stock Certificate for Common Stock, filed as exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference.

4.2
Base Indenture, dated as of November 14, 2018, by and between Wingstop Funding LLC, as Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on November 14, 2018 and incorporated herein by reference.

4.3
Series 2018-1 Supplement to Base Indenture, dated as of November 14, 2018, by and between Wingstop Funding LLC, as Issuer of the Series 2018-1 fixed rate senior secured notes, Class A-2, and Series 2018-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2018-1 Securities Intermediary, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37425) on November 14, 2018 and incorporated herein by reference.

10.1
Purchase Agreement, dated as of November 6, 2018, by and among the Company, certain indirect subsidiaries of the Company party thereto and Barclays Capital Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on November 7, 2018 and incorporated herein by reference.

10.2
Class A-1 Note Purchase Agreement, dated as of November 14, 2018, by and among Wingstop Funding LLC, as Issuer, each of Wingstop Guarantor LLC and Wingstop Franchising LLC, as Guarantor, Wingstop Restaurants Inc., as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, Barclays Bank PLC, Swingline Lender and Administrative Agent, and Barclays Bank PLC, New York Branch, as L/C Provider, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on November 14, 2018 and incorporated herein by reference.

10.3
Guarantee and Collateral Agreement, dated as of November 14, 2018, by and among Wingstop Guarantor LLC and Wingstop Franchising LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37425) on November 14, 2018 and incorporated herein by reference.

10.4
Management Agreement, dated as of November 14, 2018, by and among Wingstop Funding LLC, Wingstop Franchising LLC, Wingstop Guarantor LLC. Wingstop Restaurants Inc., as Manager, and Citibank, N.A., as Trustee, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37425) on November 14, 2018 and incorporated herein by reference.

10.5
Credit Agreement dated January 30, 2018, by and among Wingstop, Inc., as borrower and guarantor, Wells Fargo Bank, National Association, as administrative agent and issuing lender, and Wells Fargo Securities, LLC, Citizens Bank, National Association, and Fifth Third Bank as joint lead arrangers and joint book runners filed as exhibit 10.1 to the Current Report on Form 8-K of the Company on January 30, 2018 and incorporated herein by reference

10.6†
Wing Stop Holding Corporation 2010 Stock Option Plan, filed as exhibit 10.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-00966) on June 22, 2015 and incorporated herein by reference.

10.7†
Form of Option Award Agreement for Wing Stop Holding Corporation 2010 Stock Option Plan (Form 1), filed as exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference.

10.8†
Form of Option Award Agreement for Wing Stop Holding Corporation 2010 Stock Option Plan (Form 2), filed as exhibit 10.9 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference.

10.9†
Form of Option Award Agreement for Wing Stop Holding Corporation 2010 Stock Option Plan (Form 3), filed as exhibit 10.10 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference.

10.10†
Form of Option Award Agreement for Wing Stop Holding Corporation 2010 Stock Option Plan (Form 4), filed as exhibit 10.11 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference.

10.11†
Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, filed as exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference.

10.12†
Amendment One to Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2015 (File No. 001-37425) and incorporated herein by reference.

10.13†
Amendment Two to the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, effective as of August 3, 2017, filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 001-37425) and incorporated herein by reference.

10.14†
Form of Option Award Agreement for Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2015 (File No. 001-37425) and incorporated herein by reference

10.15†
Form of Performance-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on February 1, 2017 and incorporated by reference herein.

10.16†
Amended and Restated Form of Performance-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37425) for the quarterly period ended June 30, 2018 and incorporated herein by reference.

10.17†
Form of Service-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37425) on February 1, 2017 and incorporated by reference herein.

10.18†
Amended and Restated Form of Service-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37425) for the quarterly period ended June 30, 2018 and incorporated herein by reference.

10.19†
Form of Restricted Stock Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, filed as exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37425) on February 1, 2017 and incorporated by reference herein.

10.20*†	Wingstop Inc. Executive Severance Plan, effective as of January 1, 2019.
10.21*†	Form of Wingstop Inc. Executive Severance Plan Participation Agreement.
10.22*†	Wingstop Inc. Amended and Restated Executive Severance Plan, effective as of February 26, 2019.
10.23†
Employment Agreement, dated December 22, 2016, by and between Wingstop Restaurants Inc. and Charles Morrison, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on December 23, 2016 and incorporated herein by reference.

10.24†
Employment Agreement, effective as of August 2, 2017, by and between Wingstop Restaurants Inc. and Michael Skipworth, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 001-37425) and incorporated herein by reference.

10.25†
Employment Agreement, dated January 3, 2018, by and between Wingstop Restaurants Inc. and Lawrence Kruguer, filed as exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (File No. 001-37425) and incorporated herein by reference.

10.26†
Form of Change in Control Bonus Award Agreement filed as exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference.

10.27†	Form of Indemnification Agreement, filed as exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference.
21.1*	List of subsidiaries of Wingstop Inc.
23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.
† Indicates management agreement.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wingstop Inc.
/s/ Charles R. Morrison
Charles R. Morrison
Chairman and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Charles R. Morrison		February 27, 2019
Charles R. Morrison	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ Michael J. Skipworth		February 27, 2019
Michael J. Skipworth	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Lynn Crump-Caine		February 27, 2019
Lynn Crump-Caine	Lead Independent Director
/s/ Krishnan Anand		February 27, 2019
Krishnan Anand	Director
/s/ David L. Goebel		February 27, 2019
David L. Goebel	Director
/s/ Michael J. Hislop		February 27, 2019
Michael J. Hislop	Director
/s/ Kilandigalu M. Madati		February 27, 2019
Kilandigalu M. Madati	Director
/s/ Wesley S. McDonald		February 27, 2019
Wesley S. McDonald	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Wingstop Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wingstop Inc. and Subsidiaries (the Company) as of December 29, 2018 and December 30, 2017, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three fiscal years in the period ended December 29, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue from sales to customers in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).
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
/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2014.
Dallas, Texas
February 27, 2019

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value data)

	December 29, 2018	December 30, 2017

Assets
Current assets
Cash and cash equivalents	$12,493	$4,063
Restricted cash	4,462	—
Accounts receivable, net	5,764	4,567
Prepaid expenses and other current assets	2,056	4,334
Advertising fund assets, restricted	5,131	2,944
Total current assets	29,906	15,908
Property and equipment, net	8,338	5,826
Goodwill	49,655	46,557
Trademarks	32,700	32,700
Customer relationships, net	14,233	15,567
Other non-current assets	4,917	3,278
Total assets	$139,749	$119,836
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$2,750	$1,752
Other current liabilities	16,201	10,929
Current portion of debt	2,400	3,500
Advertising fund liabilities	5,131	2,944
Total current liabilities	26,482	19,125
Long-term debt, net	309,374	129,841
Deferred revenues, net of current	21,885	21,226
Deferred income tax liabilities, net	4,866	5,920
Other non-current liabilities	1,972	2,142
Total liabilities	364,579	178,254
Commitments and contingencies (see Note 11)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,296,939 and 29,092,669 shares issued and outstanding as of December 29, 2018 and December 30, 2017, respectively	293	291
Additional paid-in-capital	1,036	262
Accumulated deficit	(226,159)	(58,971)
Total stockholders' deficit	(224,830)	(58,418)
Total liabilities and stockholders' deficit	$139,749	$119,836
See accompanying notes to consolidated financial statements

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016

Revenue:
Royalty revenue, franchise fees and other	$71,858	$66,076	$54,475
Advertising fees and related income	34,484	30,174	14,561
Company-owned restaurant sales	46,839	37,069	34,288
Total revenue	153,181	133,319	103,324
Costs and expenses:
Cost of sales (1)	32,063	28,745	25,308
Advertising expenses	33,699	32,427	13,849
Selling, general and administrative	44,579	34,898	34,552
Depreciation and amortization	4,313	3,376	3,008
Total costs and expenses	114,654	99,446	76,717
Operating income	38,527	33,873	26,607
Interest expense, net	10,123	5,131	4,396
Other expense, net	1,477	—	254
Income before income tax expense	26,927	28,742	21,957
Income tax expense	5,208	4,802	8,188
Net income	$21,719	$23,940	$13,769

Earnings per share
Basic	$0.74	$0.82	$0.48
Diluted	$0.73	$0.82	$0.47

Weighted average shares outstanding
Basic	29,231	29,025	28,637
Diluted	29,587	29,424	28,983

Dividends per share	$6.54	$0.14	$2.90
(1) Cost of sales excludes depreciation and amortization, which are presented separately, and includes advertising expenses incurred at company-owned restaurants.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 26, 2015	28,581,182	286	36,870	(51,966)	(14,810)
Net income	—	—	—	13,769	13,769
Exercise of stock options	166,210	1	484	—	485
Stock-based compensation expense	—	—	1,231	—	1,231
Excess tax benefit of stock-based compensation	—	—	1,163	—	1,163
Dividends paid	—	—	(38,554)	(44,714)	(83,268)
Balance at December 31, 2016	28,747,392	287	1,194	(82,911)	(81,430)
Net income	—	—	—	23,940	23,940
Issuance of common stock, net	19,168	1	(1)	—	—
Exercise of stock options	326,109	3	1,315	—	1,318
Stock-based compensation expense	—	—	1,851	—	1,851
Dividends paid	—	—	(4,097)	—	(4,097)
Balance at December 30, 2017	29,092,669	291	262	(58,971)	$(58,418)
Net income	—	—	—	21,719	21,719
Issuance of common stock, net	50,442	1	(1)	—	—
Exercise of stock options	157,819	1	516	—	517
Tax payments for restricted stock upon vesting	(3,991)	—	—	(183)	(183)
Stock-based compensation expense	—	—	3,725	—	3,725
Dividends paid	—	—	(3,466)	(188,724)	(192,190)
Balance at December 29, 2018	29,296,939	293	1,036	(226,159)	(224,830)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016

Operating activities
Net income	$21,719	$23,940	$13,769
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,313	3,376	3,008
Deferred income taxes	(1,054)	(2,548)	(1,645)
Stock-based compensation expense	3,725	1,851	1,231
Amortization of debt issuance costs	1,983	292	437
Changes in operating assets and liabilities:
Accounts receivable	(1,197)	(1,368)	205
Prepaid expenses and other assets	(178)	(503)	(171)
Advertising fund assets and liabilities, net	1,657	386	(1,450)
Accounts payable and other current liabilities	6,996	(876)	3,648
Deferred revenue	977	3,052	2,644
Other non-current liabilities	(171)	(167)	203
Cash provided by operating activities	38,770	27,435	21,879

Investing activities
Purchases of property and equipment	(3,982)	(2,535)	(2,056)
Acquisition of restaurants from franchisees	(6,516)	(3,949)	—
Cash used in investing activities	(10,498)	(6,484)	(2,056)

Financing activities
Proceeds from exercise of stock options	517	1,318	485
Borrowings of long-term debt	551,108	3,500	165,000
Repayments of long-term debt	(364,858)	(21,000)	(109,250)
Payment of deferred financing costs	(9,571)	—	(1,180)
Tax payments for restricted stock upon vesting	(183)	—	—
Dividends paid	(190,737)	(4,070)	(83,268)
Cash used in financing activities	(13,724)	(20,252)	(28,213)

Net change in cash, cash equivalents, and restricted cash	14,548	699	(8,390)
Cash, cash equivalents, and restricted cash at beginning of period	6,392	5,693	14,083
Cash, cash equivalents, and restricted cash at end of period	$20,940	$6,392	$5,693

Supplemental information:
Cash paid for interest	$7,601	$4,842	$4,775
Cash paid for taxes	$2,951	$10,096	$7,230
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)    Basis of Presentation and Summary of Significant Accounting Policies
Overview
Wingstop Inc. (“Wingstop” or the “Company”), together with its consolidated subsidiaries, is in the business of franchising and operating Wingstop restaurants. As of December 29, 2018, 1,095 franchised restaurants were in operation domestically and 128 international franchised restaurants were in operation across nine countries. As of December 29, 2018, the Company owned and operated 29 restaurants.
Summary of Significant Accounting Policies
(a)    Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Wingstop Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
(b)    Fiscal Year End
The Company uses a 52/53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2018 and 2017 each consisted of 52 weeks, and fiscal year 2016 consisted of 53 weeks.
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
(e)    Cash, Cash Equivalents, and Restricted Cash
The Company continually monitors its positions with, and the credit quality of, the financial institutions in which it maintains its deposits and investments. As of December 29, 2018 and December 30, 2017, we maintained balances in various cash accounts in excess of federally insured limits. All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents.
In accordance with the Company’s securitized financing facility, certain cash accounts have been established in the name of Citibank, N.A. (the “Trustee”) for the benefit of the Trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents (i) cash collections held by the Trustee and (ii) interest, principal, and commitment fee reserves held by the Trustee related to the Company’s Notes (see Note 10).

Pursuant to new accounting guidance adopted in fiscal year 2018 (see Note 1(r)), restricted cash is combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows. Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of December 29, 2018 and December 30, 2017 were as follows (in thousands):

	December 29, 2018	December 30, 2017
Cash and cash equivalents	$12,493	$4,063
Restricted cash	4,462	—
Restricted cash, included in Advertising fund assets, restricted	3,985	2,329
Total cash, cash equivalents, and restricted cash	$20,940	$6,392
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
(h)    Property and Equipment
Property and equipment is recorded at cost less accumulated depreciation. Property and equipment is depreciated based on the straight-line method over the following estimated useful lives:

Property and Equipment	Estimated Useful Lives
Leasehold improvements	Lesser of the expected lease term or useful life
Equipment, furniture and fixtures	3 to 7 years
Computer software	3 years
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
(j)    Goodwill and Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of goodwill and trademarks, which are not subject to amortization. On an annual basis (October 1st of the fiscal year) and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, the Company reviews the recoverability of goodwill and indefinite-lived intangible assets. No indications of impairment were identified during fiscal years 2018, 2017 or 2016.
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
(k)    Revenue Recognition
Revenues consist primarily of royalties, national advertising fund contributions, initial and renewal franchise fees, and upfront fees from development agreements and international territory agreements. These performance obligations under franchise agreements consist of (a) a franchise license, (b) pre-opening services, such as training, and (c) ongoing services, such as management of the national advertising fund contributions, development of training materials and menu items, and restaurant monitoring. These performance obligations are highly interrelated, so they are not considered to be individually distinct and therefore are accounted for as a single performance obligation, which is satisfied by providing a right to use our intellectual property over the term of each franchise agreement. Franchise fee, development fee and international territory fee payments received by the Company before the restaurant opens are recorded as deferred revenue in the Consolidated Balance Sheets.
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
(l)    Consideration from Vendors
The Company has entered into food and beverage supply agreements with certain major vendors. Pursuant to the terms of these arrangements, rebates are provided to the Company from the vendors based upon the dollar volume of purchases for Company-operated restaurants and franchised restaurants. Additionally, the Company receives certain incentives from vendors to sponsor its annual franchisee convention. These incentives are recognized as earned throughout the year and are classified as a reduction in Cost of sales with any consideration received in excess of the total expense of the vendor’s products included within Royalty revenue and franchise fees within the Consolidated Statements of Operations. The incentives recognized were approximately $8.2 million, $11.2 million, and $6.5 million, during fiscal years 2018, 2017, and 2016, respectively, of which $1.2 million, $0.9 million, and $1.0 million was classified as a reduction in Cost of sales during fiscal years 2018, 2017, and 2016, respectively.
(m)    Advertising Expenses
The Company administers the Wingstop Restaurants Advertising Fund (“Ad Fund”), for which a percentage of gross sales is collected from Wingstop restaurant franchisees and company-owned restaurants to be used for various forms of advertising for the Wingstop brand. Beginning in fiscal year 2017, in conjunction with the launch of national advertising, the Ad Fund contribution collected from Wingstop restaurant franchisees and company-owned restaurants increased from 2% to 3% of gross sales. This change is not an increase to the existing 4% of the restaurants’ gross sales that has historically been required to be spent on advertising according to our franchise agreement, but rather a reallocation of the types of advertising on which the 4% advertising fee will be spent.

The Company administers and directs the development of all advertising and promotion programs in the Ad Fund for which it collects advertising contributions, in accordance with the provisions of its franchise agreements. The Company has a contractual obligation with regard to these advertising contributions. The Company consolidates and reports all assets and liabilities of the Ad Fund as restricted assets of the Ad Fund and restricted liabilities of the Ad Fund within current assets and current liabilities, respectively, in the Consolidated Balance Sheets. The assets and liabilities of the Ad Fund consist primarily of cash, receivables, accrued expenses, other liabilities, and any cumulative surplus related to the Ad Fund. Pursuant to the Company’s franchise agreements, use of Ad Fund contributions is restricted to advertising, public relations, merchandising, similar activities, and administrative expenses to increase sales and further enhance the public reputation of the Wingstop brand. The aforementioned administrative expenses may also include personnel expenses and allocated costs incurred by the Company that are directly associated with administering the Ad Fund, as outlined in the provisions of the applicable franchise agreements.
Ad Fund contributions and expenditures are reported on a gross basis in the Consolidated Statements of Operations, which are largely offsetting and therefore do not impact our reported net income. Advertising expenses incurred by company-owned restaurants are included within Cost of sales in the Consolidated Statements of Operations. Administrative support services and compensation expenses of employees that provide services directly to the Ad Fund, are included in Selling, general and administrative expenses (“SG&A”) in the Consolidated Statements of Operations. Company operated restaurants incurred advertising expenses of $1.9 million in fiscal years 2018, and $1.5 million in fiscal years 2017 and 2016, which are included in cost of sales in the Consolidated Statements of Operations and include the company-operated restaurants’ Ad Fund contributions that are equal to 3% of gross sales for fiscal years 2018 and 2017 and 2% for fiscal year 2016.
(n)    Leases
The Company leases restaurants and office space under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses, and/or contingent rent provisions. For purposes of recognizing incentives and minimum rental payments on the straight-line basis over the terms of the leases, the Company uses the date it takes possession of the leased space for construction purposes as the beginning of the term, which is generally two to three months prior to a restaurant’s opening date. For leases with renewal periods at the Company’s option, the Company determines the expected lease period based on whether the renewal of any options are reasonably assured at the inception of the lease. In addition to rental expense, certain leases require the Company to pay a portion of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent.
For tenant improvement allowances, rent escalations, and rent holidays, the Company records a deferred rent liability in its Consolidated Balance Sheets and amortizes the deferred rent in the Consolidated Statements of Operations over the terms of the leases as charges to cost of sales and SG&A for company-owned stores and the corporate office, respectively.
(o)    Stock-Based Compensation
The Company measures stock-based compensation cost at fair value on the date of grant for all share-based awards and recognizes compensation expense over the service period that the awards are expected to vest. The Company has elected to recognize compensation cost for graded-vesting awards subject only to a service condition over the requisite service period of the entire award. For performance awards, the Company recognizes expense in the period in which vesting becomes probable. The Company accounts for forfeitures as they occur.
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

Franchise segment
The Franchise segment consists of our domestic and international franchise restaurants, which represent the majority of our system-wide restaurants. As of December 29, 2018, the franchise operations segment consisted of 1,223 restaurants operated by Wingstop franchisees in the United States and nine countries outside of the United States as compared to 1,110 franchised restaurants in operation as of December 30, 2017. Franchise operations revenue consists primarily of franchise royalty revenue, Ad Fund contributions, fees for the sale of franchise and development agreements, and international territory agreements. Additionally, vendor rebates received for system-wide volume purchases in excess of the total expense of the vendor’s products are recognized as revenue of franchise operations.
Company Segment
As of December 29, 2018, the Company segment consisted of 29 company-owned restaurants, located in the United States, as compared to 23 company-owned restaurants as of December 30, 2017. Company-owned restaurant sales are for food and beverage sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.
Certain corporate related items are not allocated to the reportable segments and consist primarily of transaction costs associated with debt refinancings and special dividends. The Company allocates selling, general and administrative expenses based on the relative support provided to each reportable segment.
(r)    Recent Accounting Pronouncements
Recently issued
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of fiscal year 2019, with early adoption permitted, and a modified retrospective transition approach required for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company will adopt this new guidance using the modified retrospective transition approach through a cumulative-effect adjustment at the beginning of the first quarter of 2019. The Company will elect the package of practical expedients, as well as the hindsight practical expedient, permitted under the new guidance, which includes allowing the Company to continue utilizing historical classification of leases. In preparation for the adoption, the Company is implementing new accounting systems, business processes and internal controls to assist in the application of the new guidance. The adoption of the standard will result in the recognition of right-of-use assets and lease liabilities for operating leases which will result in additional assets and corresponding liabilities of approximately $9 million to $11 million on the consolidated balance sheets, with no material impact to its consolidated statements of income, stockholders’ equity, or cash flows. Our assessment is ongoing and subject to finalization such that the actual impact may differ from the estimated range.
Recently adopted
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) (“ASU 2018-05”). ASU 2018-05 provides guidance on accounting for the income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Act”), which impacts U.S. corporate tax rates, business-related exclusions, and deductions and credits. The Act also has tax consequences for many companies that operate internationally. The Company recognized the income tax effects of the Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of Accounting Standards Codification (“ASC”) Topic 740, "Income Taxes," in the reporting period in which the Act was signed into law. The Company completed its analysis during the fourth quarter of 2018 and all adjustments are reflected within the financial statements presented.
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
The Company adopted this new guidance effective the first day of fiscal year 2018, using the full retrospective transition method, which resulted in adjusting each prior reporting period presented and a cumulative effect adjustment of $5.1 million, which was recorded as of the first day of 2016. The adoption changed the timing of recognition of initial franchise fees, development fees, territory fees for our international business and renewal and transfer fees, as well as the reporting of Ad Fund contributions and related expenditures. See the tables below as well as Note 15 to our consolidated financial statements, Revenue from Contracts with Customers, for further discussion.

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

The following table presents the effect of the adoption of ASU 2014-09 on our consolidated statements of operations for the fiscal year ended December 30, 2017 (in thousands, except per share amounts):

		Adjustments for adoption of ASU 2014-09
	As reported	Franchise Fees	Advertising	As adjusted
Revenue:
Royalty revenue, franchise fees and other	$68,483	$(2,407)	$—	$66,076
Advertising fees and related income	—	—	30,174	30,174
Company-owned restaurant sales	37,069	—	—	37,069
Total revenue	105,552	(2,407)	30,174	133,319
Costs and expenses:
Cost of sales (1)	28,745	—	—	28,745
Advertising expenses	—	—	32,427	32,427
Selling, general and administrative	37,151	—	(2,253)	34,898
Depreciation and amortization	3,376	—	—	3,376
Total costs and expenses	69,272	—	30,174	99,446
Operating income	36,280	(2,407)	—	33,873
Interest expense, net	5,131	—	—	5,131
Income before income tax expense	31,149	(2,407)	—	28,742
Income tax expense	3,845	957	—	4,802
Net income	$27,304	$(3,364)	$—	$23,940

Earnings per share
Basic	$0.94	$(0.12)	$—	$0.82
Diluted	$0.93	$(0.11)	$—	$0.82

(1) Cost of sales excludes depreciation and amortization, which are presented separately, and includes advertising expenses incurred at company-owned restaurants.

The following table presents the effect of the adoption of ASU 2014-09 on our consolidated statements of operations for the fiscal year ended December 31, 2016 (in thousands, except per share amounts):

		Adjustments for adoption of ASU 2014-09
	As reported	Franchise Fees	Advertising	As adjusted
Revenue:
Royalty revenue, franchise fees and other	$57,071	$(2,596)	$—	$54,475
Advertising fees and related income	—	—	14,561	14,561
Company-owned restaurant sales	34,288	—	—	34,288
Total revenue	91,359	(2,596)	14,561	103,324
Costs and expenses:
Cost of sales (1)	25,308	—	—	25,308
Advertising expenses	—	—	13,849	13,849
Selling, general and administrative	33,840	—	712	34,552
Depreciation and amortization	3,008	—	—	3,008
Total costs and expenses	62,156	—	14,561	76,717
Operating income	29,203	(2,596)	—	26,607
Interest expense, net	4,396	—	—	4,396
Other expense, net	254	—	—	254
Income before income tax expense	24,553	(2,596)	—	21,957
Income tax expense	9,119	(931)	—	8,188
Net income	$15,434	$(1,665)	$—	$13,769

Earnings per share
Basic	$0.54	$(0.06)	$—	$0.48
Diluted	$0.53	$(0.06)	$—	$0.47

(1) Cost of sales excludes depreciation and amortization, which are presented separately, and includes advertising expenses incurred at company-owned restaurants.

The following table presents the effect of the adoption of ASU 2014-09 and ASU 2016-18 on our consolidated statements of cash flows for the fiscal year ended December 30, 2017 (in thousands):

	As reported	Adjustments for adoption of ASU 2014-09	Adjustments for adoption of ASU 2016-18	As adjusted
Operating activities
Net income	$27,304	$(3,364)	$—	$23,940
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,376	—	—	3,376
Deferred income taxes	(3,505)	957	—	(2,548)
Stock-based compensation expense	1,851	—	—	1,851
Amortization of debt issuance costs	292	—	—	292
Changes in operating assets and liabilities:
Accounts receivable	(1,368)	—	—	(1,368)
Prepaid expenses and other assets	(503)	—	—	(503)
Advertising fund assets and liabilities, net	—	—	386	386
Accounts payable and other current liabilities	(876)	—	—	(876)
Deferred revenue	645	2,407	—	3,052
Other non-current liabilities	(167)	—	—	(167)
Cash provided by operating activities	27,049	—	386	27,435

Investing activities
Purchases of property and equipment	(2,535)	—	—	(2,535)
Acquisition of restaurant from franchisee	(3,949)	—	—	(3,949)
Cash used in investing activities	(6,484)	—	—	(6,484)

Financing activities
Proceeds from exercise of stock options	1,318	—	—	1,318
Borrowings of long-term debt	3,500	—	—	3,500
Repayments of long-term debt	(21,000)	—	—	(21,000)
Dividends paid	(4,070)	—	—	(4,070)
Cash used in financing activities	(20,252)	—	—	(20,252)

Net change in cash, cash equivalents, and restricted cash	313	—	386	699
Cash, cash equivalents, and restricted cash at beginning of period	3,750	—	1,943	5,693
Cash, cash equivalents, and restricted cash at end of period	$4,063	$—	$2,329	$6,392

The following table presents the effect of the adoption of ASU 2014-09 and ASU 2016-18 on our consolidated statements of cash flows for the fiscal year ended December 31, 2016 (in thousands):

	As reported	Adjustments for adoption of ASU 2014-09	Adjustments for adoption of ASU 2016-18	As adjusted
Operating activities
Net income	$15,434	$(1,665)	$—	$13,769
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,008	—	—	3,008
Deferred income taxes	(714)	(931)	—	(1,645)
Stock-based compensation expense	1,231	—	—	1,231
Amortization of debt issuance costs	437	—	—	437
Changes in operating assets and liabilities:
Accounts receivable	205	—	—	205
Prepaid expenses and other assets	(171)	—	—	(171)
Advertising fund assets and liabilities, net	—	—	(1,450)	(1,450)
Accounts payable and other current liabilities	3,648	—	—	3,648
Deferred revenue	48	2,596	—	2,644
Other non-current liabilities	203	—	—	203
Cash provided by operating activities	23,329	—	(1,450)	21,879

Investing activities
Purchases of property and equipment	(2,056)	—	—	(2,056)
Cash used in investing activities	(2,056)	—	—	(2,056)

Financing activities
Proceeds from exercise of stock options	485	—	—	485
Borrowings of long-term debt	165,000	—	—	165,000
Repayments of long-term debt	(109,250)	—	—	(109,250)
Payment of deferred financing costs	(1,180)	—	—	(1,180)
Dividends paid	(83,268)	—	—	(83,268)
Cash used in financing activities	(28,213)	—	—	(28,213)

Net change in cash, cash equivalents, and restricted cash	(6,940)	—	(1,450)	(8,390)
Cash, cash equivalents, and restricted cash at beginning of period	10,690	—	3,393	14,083
Cash, cash equivalents, and restricted cash at end of period	$3,750	$—	$1,943	$5,693
(2)    Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted stock units, determined using the treasury stock method. We had approximately 3,000, 6,000, and 4,000 equity awards outstanding at December 29, 2018, December 30, 2017, and December 31, 2016, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Fiscal Year
	December 29, 2018	December 30, 2017	December 31, 2016
Basic weighted average shares outstanding	29,231	29,025	28,637
Dilutive shares	356	399	346
Diluted weighted average shares outstanding	29,587	29,424	28,983
(3)    Dividends
During 2018, the Company’s Board of Directors approved a quarterly dividend of $0.07 per share of common stock in each of the first two quarters, and a quarterly dividend of $0.09 per share of common stock in each of the third and fourth quarters, with aggregate dividends of $9.4 million, or $0.32 per common share, which were paid in fiscal year 2018.
Subsequent to the fourth quarter, on February 26, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.09 per share of common stock for stockholders of record as of March 13, 2019, to be paid on March 27, 2019, totaling approximately $2.7 million.
Separate from our regular dividend program, on January 30, 2018 and November 14, 2018, the Company’s Board of Directors declared special cash dividends of $3.17 per share and $3.05 per share, respectively, which were paid on February 14, 2018 and December 3, 2018, respectively, totaling $182.8 million.
During 2017, the Company’s Board of Directors declared a quarterly dividend of $0.07 per share of common stock in each of the last two quarters of 2017, totaling $4.1 million.
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	December 29, 2018		December 30, 2017
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2018-1 Class A-2 Senior Secured Notes (1)	Level 2	$320,000	$320,000	$—	$—
Senior Secured Credit Facility:
Term loan facility (1)	Level 2	$—	$—	$64,750	$64,750
Revolving credit facility (1)	Level 2	$—	$—	$69,000	$69,000
(1) The fair value of long-term debt was estimated using available market information.
The Company also measures certain non-financial assets at fair value on a non-recurring basis, primarily long-lived assets, intangible assets and goodwill, in connection with our periodic evaluations of such assets for potential impairment.

(5)    Accounts Receivable, net
Accounts receivables, net, consist of the following (in thousands):

	December 29, 2018	December 30, 2017
Vendor rebates receivable	$2,224	$2,145
Royalties receivable, net	1,521	987
Gift card receivable	1,484	1,184
Other receivables	535	251
Accounts receivable, net	$5,764	$4,567
(6)    Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 29, 2018	December 30, 2017
Equipment, furniture and fixtures	$11,192	$9,298
Leasehold improvements	7,929	7,005
Construction in progress	1,962	183
Property and equipment, gross	21,083	16,486
Less: accumulated depreciation	(12,745)	(10,660)
Property and equipment, net	$8,338	$5,826
Depreciation expense was $2.1 million, $1.9 million and $1.6 million for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.
(7)    Intangible Assets and Goodwill
The Company’s goodwill and other intangible assets arose from Wingstop’s acquisition of the equity interests of WHI in April 2010, as well as the acquisition of restaurants from franchisees in 2017 and 2018. Goodwill has been allocated to two reporting units, company-owned restaurants and franchised restaurants and represents the excess of purchase consideration transferred for the respective reporting unit over the fair value of the business at the time of the acquisition. See Note 16 for the allocation of goodwill among the two reporting units.
The following is a summary of goodwill balances and activity (in thousands):

	December 29, 2018	December 30, 2017
Balance, beginning of period	$46,557	$45,128
Acquisition of restaurants	3,098	1,429
Balance, end of period	$49,655	$46,557

Intangible assets, excluding goodwill, consisted of the following (in thousands):

	December 29, 2018	December 30, 2017	Weighted Average Amortization Period (in years)
Intangible assets:
Trademarks	$32,700	$32,700
Indefinite-lived assets	32,700	32,700
Customer relationships	26,300	26,300	20.0
Franchise rights (1)	5,028	2,323	5.4
Proprietary software (1)	115	115	5.0
Noncompete agreements (1)	250	250	2.8
Less: accumulated amortization	(13,453)	(11,249)
Definite-lived assets	18,240	17,739	17.5
Intangible assets, net	$50,940	$50,439
(1)Included within Other non-current assets net of associated accumulated amortization within the Consolidated Balance Sheets.
Amortization expense for definite-lived intangibles was $2.2 million, $1.5 million, and $1.4 million for fiscal years 2018, 2017, and 2016, respectively. Estimated amortization expense, principally related to customer relationships, for the five succeeding years and the aggregate thereafter is (in thousands):

Fiscal year 2019	$2,378
Fiscal year 2020	2,117
Fiscal year 2021	1,957
Fiscal year 2022	1,800
Fiscal year 2023	1,692
Thereafter	8,296
Total	$18,240
(8)    Prepaid Expenses and Other Current Assets and Other Current Liabilities
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 29, 2018	December 30, 2017
Prepaid expenses	$1,468	$946
Federal income tax receivable	—	2,500
Prepaid gift card expenses	289	672
Inventories	299	216
Total	$2,056	$4,334
Other current liabilities consisted of the following (in thousands):

	December 29, 2018	December 30, 2017
Accrued payroll and bonuses	$5,183	$4,192
Current portion of deferred revenues	2,343	2,041
Gift card liability	2,782	2,074
Taxes payable	398	163
Other accrued liabilities	5,495	2,459
Total	$16,201	$10,929

(9)    Income Taxes
Income tax expense (benefit) for the fiscal years 2018, 2017 and 2016 consists of the following (in thousands):

	Fiscal Year
	December 29, 2018	December 30, 2017	December 31, 2016
Current expense
Federal	$4,932	$6,204	$8,854
State	1,089	800	847
Foreign	241	346	132
Deferred expense (benefit)
Federal	(946)	(2,660)	(1,571)
State	(108)	112	(74)
Income tax expense	$5,208	$4,802	$8,188
A reconciliation of income tax at the United States federal statutory tax rate (using a statutory tax rate of 21% and 35% as appropriate) to income tax expense for fiscal years 2018, 2017 and 2016 in dollars is as follows (in thousands):

	Fiscal Year
	December 29, 2018	December 30, 2017	December 31, 2016
Expected income tax expense at statutory rate	$5,655	$10,060	$7,685
Tax Act impact on deferred taxes	—	(3,647)	—
Permanent differences	(1,462)	(2,300)	92
State tax expense, net of federal benefit	520	589	373
Foreign tax expense	241	347	132
Foreign tax credits	(241)	(347)	(132)
Increase in unrecognized tax benefit	322	114	185
Valuation allowance	—	—	—
Other	173	(14)	(147)
Income tax expense	$5,208	$4,802	$8,188
The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 29, 2018	December 30, 2017
Deferred tax assets:
Deferred revenue	$4,470	$4,282
Accrued bonus	276	53
Stock based compensation	735	607
Deferred rent	257	270
Intangible assets	118	191
Other	405	157
Net operating loss carryforwards and credits	571	443
Valuation allowance	(482)	(482)
	6,350	5,521
Deferred tax liabilities:
Intangible assets	(10,933)	(11,302)
Property and equipment	(283)	(139)
	(11,216)	(11,441)
Net deferred tax liability	$(4,866)	$(5,920)

The Company had a state net operating loss carry-forward of $23.3 million at December 29, 2018 and December 30, 2017, respectively. The state net operating loss carry forwards begin to expire in 2030.
As of December 29, 2018 and December 30, 2017, the Company had a valuation allowance of $482,000 against its deferred tax assets. In assessing whether a deferred tax asset will be realized, the Company considers whether it is more likely than not that some portion, or all of the deferred tax assets will not be realized. The Company considers the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not we will realize a portion of the benefits of the federal and state deductible differences with the exception of $39,000 and $443,000, respectively.

The Company files income tax returns, which are periodically audited by various federal and state jurisdictions. The Company was not subject to federal or state tax examinations prior to 2009. In fiscal 2013 the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for fiscal 2010 and 2011, which was subsequently settled and closed.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 26, 2015	$465
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	—
Additions for tax positions of current year	137
Subtractions for tax positions of current year	—
Balance as of December 31, 2016	602
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	—
Additions for tax positions of current year	78
Subtractions for tax positions of current year	—
Balance as of December 30, 2017	680
Additions for tax positions of prior years	78
Subtractions for tax positions of prior years	—
Additions for tax positions of current year	155
Subtractions for tax positions of current year	—
Balance as of December 29, 2018	$913
As of December 29, 2018 and December 30, 2017, the accrued interest and penalties on the unrecognized tax benefits were $258,000 and $151,000, respectively, excluding any related income tax benefits. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statement of Operations.
At December 29, 2018 and December 30, 2017, the amount of unrecognized tax benefits was $913,000 and $680,000 of which, if ultimately recognized, would reduce the Company’s effective tax rate.
(10)    Debt Obligations
Long-term debt consists of the following components (in thousands):

	December 29, 2018	December 30, 2017
Term loan	$—	$64,750
Revolving credit facility	—	69,000
2018-1 Class A-2 Senior Secured Notes	320,000	—
Debt issuance costs, net of amortization	(8,226)	(409)
Less: current portion of debt	(2,400)	(3,500)
Long-term debt, net	$309,374	$129,841

Securitized Financing Facility
On November 14, 2018, Wingstop Funding LLC (“Wingstop Funding” or the “Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of Wingstop Inc., entered into a base indenture and a related supplemental indenture, which allow the Issuer to issue multiple series of notes. On the same date, the Issuer issued $320 million of its Series 2018-1 4.970% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”).  In connection with the issuance of the Class A-2 Notes, the Issuer also entered into a revolving financing facility of Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which permits borrowings of up to a maximum principal amount of $20 million, which may be used to issue letters of credit. A portion of the proceeds of the Class A-2 Notes was used to repay the $215 million of principal outstanding on the outstanding term loan and revolving credit facility and to pay related transaction fees. The additional net proceeds were used for general corporate purposes, which included a return of capital to the Company’s shareholders in 2018 (see note 3). No amounts were borrowed under the Variable Funding Notes in fiscal year 2018.
The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes” and were issued in a securitization transaction pursuant to which certain of the Company’s domestic and foreign revenue-generating assets, consisting principally of franchise-related agreements and intellectual property (collectively, the “Securitized Assets”), were contributed or otherwise transferred to the Issuer and certain other limited-purpose, bankruptcy-remote, wholly owned indirect subsidiaries of the Company (collectively, the “Securitization Entities”) that act as guarantors of the Notes and that have pledged substantially all of their assets.
Interest and principal payments on the Class A-2 Notes are payable on a quarterly basis.  The requirement to make such quarterly principal payments on the Class A-2 Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the Notes is in December of 2048, but, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment date of the Class A-2 Notes will be in December 2023. If the Issuer has not repaid or refinanced the Class A-2 Notes prior to the anticipated repayment date, additional interest will accrue on the Notes.
The Variable Funding Notes accrue interest at a variable rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin, as more fully set forth in the Variable Funding Note Purchase Agreement. There is a commitment fee on the unused portion of the Variable Funding Notes facility, which is 50 basis points based on the utilization under the Variable Funding Notes facility. As of December 29, 2018, $5.0 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the Indenture.
Total debt issuance costs incurred and capitalized in connection with the issuance of the Notes were $8.8 million. Previously capitalized financing costs of $1.5 million were expensed as a result of the refinancing in fiscal year 2018.
The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, that the assets pledged as collateral for the Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information, and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain change of control and manager termination events, an event of default, and the failure to repay or refinance the Class A‑2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of December 29, 2018, the Company was in compliance with all financial covenants.
Senior credit facility
In January 2018, the Company entered into an amended senior secured credit facility (the “2018 Facility”), which replaced its senior secured credit facility dated June 30, 2016 (the “2016 Facility”). The 2018 Facility included a term loan facility in an aggregate principal amount of $100 million and a revolving credit facility up to an aggregate principal amount of $150 million. The Company used the proceeds from the 2018 Facility to refinance $133.8 million of indebtedness under the 2016 Facility and to pay a special dividend of $93.1 million to its stockholders. Borrowings under the 2018 Facility bore interest, payable quarterly, at the Company’s option, at the base rate plus a margin (0.75% to 1.75%, dependent on the Company’s reported leverage ratio) or LIBOR plus a margin (1.75% to 2.75%, dependent on the Company’s reported leverage ratio). The 2018 Facility had a maturity date of January 2023.

In conjunction with the 2018 Facility, the Company evaluated the refinancing of the 2016 Facility and determined $202.5 million should be accounted for as a debt modification and $47.5 million should be new debt issuance. The Company incurred $1.0 million in financing costs of which $0.2 million was expensed and $0.8 million was capitalized.
In June 2016, the Company entered into a $180.0 million new senior secured credit facility, which replaced the Company’s second amended and restated credit facility dated March 18, 2015 (the “2015 Facility”). The 2016 Facility included a term loan facility in an aggregate amount of $70.0 million and a revolving credit facility up to an aggregate amount of $110.0 million. The Company used the proceeds from the 2016 Facility and cash on hand to refinance $85.5 million of indebtedness under the 2015 Facility and to pay a dividend of $83.3 million to its shareholders. Borrowings under the term loan facility bore interest, payable quarterly, at our option, at the base rate plus a margin (1.00% to 2.00%, dependent on the Company’s reported leverage ratio) or LIBOR plus a margin (2.00% to 3.00%, dependent on the Company’s reported leverage ratio). The 2016 Facility had a maturity date of June 2021.
The revolving credit facility bore interest, payable quarterly, at our option, at the base rate plus a margin or LIBOR plus a margin, with all unpaid amounts due at maturity in June 2021. Any unused portion of the revolving credit facility bore a commitment fee (0.375% to 0.50%, dependent on the Company’s reported leverage ratio).
In conjunction with the 2016 Facility, the Company evaluated the refinancing of the 2015 Facility and determined $90.0 million was accounted for as a debt modification and $90.0 million was new debt issuance. The Company incurred $1.3 million in financing costs of which $0.1 million was expensed and $1.2 million was capitalized. Previously capitalized financing costs of $0.2 million were expensed as a result of the refinancing in fiscal year 2016.
As of December 29, 2018, the scheduled principle payments on debt were as follows (in thousands):

Fiscal year 2019	$2,400
Fiscal year 2020	3,200
Fiscal year 2021	3,200
Fiscal year 2022	3,200
Fiscal year 2023	308,000
Total	$320,000
(11)    Commitments and Contingencies
The Company leases certain office and retail space and equipment under non-cancelable operating leases with terms expiring at various dates through July 2027.
A schedule of future minimum rental payments required under our operating leases, excluding contingent rent, that have initial or remaining non-cancelable lease terms in excess of one year, as of December 29, 2018, is as follows (in thousands):

Fiscal year 2019	$2,181
Fiscal year 2020	2,214
Fiscal year 2021	2,005
Fiscal year 2022	1,800
Fiscal year 2023	1,523
Thereafter	2,145
Total	$11,868
Rent expense under cancelable and non-cancelable leases was $2.3 million, $2.0 million, and $1.9 million for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.
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
(12)    Employee Benefit Plan
The Company sponsors a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. The Company made matching contributions of approximately $556,000, $450,000 and $425,000 for fiscal years 2018, 2017 and 2016, respectively.
(13)    Stock-Based Compensation
The Wingstop Inc. 2015 Omnibus Equity Incentive Plan, or the 2015 Plan, was adopted in June 2015 and is currently the only plan under which the Company currently grants awards. The 2015 Plan provides for the grant or award of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards and other stock-based awards to employees, directors, and other eligible persons. As of December 29, 2018, there were approximately 1.8 million shares available for future grants under the 2015 Plan. Prior to the 2015 Plan, the Company granted awards under the 2010 Stock Option Plan.
The options and restricted stock awards granted under the 2015 Plan are subject to either service-based or performance-based vesting. Service-based awards contain a service-based, or time-based, vesting provision. Performance-based options contain performance-based vesting provisions based on the Company meeting certain Adjusted EBITDA profitability targets or sales targets for the vesting period. In the event of a change in control of the Company (as defined in the 2015 Plan), unless otherwise determined by the Board of Directors or the Compensation Committee of the Company, each outstanding award will become fully vested immediately prior to the change in control and shall be exchanged for cash.
Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized approximately $3.7 million, $1.9 million, and $1.2 million in stock compensation expense for fiscal years 2018, 2017, and 2016, respectively, with a corresponding increase to additional paid-in-capital. Stock compensation expense is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
Stock Options
The following table summarizes stock option activity (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 30, 2017	420	5.45	$14,068	5.7
Options granted	2	44.03
Options exercised	(158)	3.29
Options canceled	(28)	7.53
Outstanding - December 29, 2018	236	$6.04	$13,848	4.8
The total grant-date fair value of stock options vested during each of the fiscal years 2018, 2017, and 2016 was $0.5 million, $1.0 million, and $1.0 million, respectively. The total intrinsic value of stock options exercised was $7.6 million, $8.1 million, and $3.8 million for fiscal years 2018, 2017, and 2016, respectively.

A summary of the status of non-vested options as of December 29, 2018 and the changes during the period then ended is presented below (in thousands, except per share data):

	Stock Options	Weighted average grant-date fair value
Non-vested options - December 30, 2017	171	$9.54
Granted	2	$44.03
Vested	(86)	$6.76
Forfeited	(28)	$7.53
Non-vested options - December 29, 2018	59	$12.82
As of December 29, 2018, there was $0.3 million of total unrecognized stock compensation expense related to non-vested stock options, which will be recognized over a weighted average period of approximately 1.0 years.
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

2016
Risk-free interest	1.44%
Expected life (years)	6.2
Expected dividend yield	0%
Volatility	52.0%
Weighted-average Black-Scholes fair value per share at date of grant	$13.74
The Company used the simplified method for determining the expected life of the options. In addition, assumptions made regarding forfeitures in determining the remaining unamortized share-based compensation are re-evaluated periodically.
Restricted Stock Units and Performance Stock Units
The following table summarizes activity related to restricted stock units and performance stock units (“PSUs”) (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 30, 2017	94	$27.11	86	$27.63
Units granted	63	43.88	73	46.23
Units vested	(31)	27.12	(14)	26.25
Units canceled	(23)	32.56	(15)	31.65
Outstanding - December 29, 2018	103	$36.18	130	$40.46
The fair value of restricted stock units and performance stock units is based on the closing price on the date of grant. The restricted stock units granted during fiscal year 2018 vest over a three year service period. As of December 29, 2018, total unrecognized compensation expense related to unvested restricted stock units was $2.6 million which is expected to be recognized over a weighted-average period of 1.7 years. During fiscal year 2018, there was a modification to certain awards resulting in additional compensation expense of $0.9 million over the remaining term of the awards.
The Company granted 73,023 PSUs during fiscal year 2018 that are based on the outcome of certain performance criteria. Of the total PSUs granted, 57,733 are subject to a service condition and a performance vesting condition based on the achievement of certain Adjusted EBITDA targets, as defined by the 2015 Plan, over a performance period of one to three years. The amount of such units that can be earned ranges from 0% to 100%. The compensation expense related to these PSUs is recognized over the vesting period when the achievement of the performance conditions becomes probable. The total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest. The remaining 15,290 PSUs granted are subject to a service condition and a performance vesting condition based on the level of new sales growth achieved over the performance period. The maximum vesting percentage that could be realized for each of these PSUs is 500%, based on the level of performance achieved for the respective awards, as well as a market vesting condition linked to the level of total stockholder return received by the Company’s stockholders during the performance period measured against the companies in the S&P 600 Restaurant Index (“TSR PSUs”). The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total stockholder return market condition, resulting in a grant-date fair value range of $0.00 to $179.27 per unit based on the outcome of the performance condition. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided. As of December 29, 2018, total unrecognized compensation expense related to unvested performance stock units was $3.4 million, which is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock Awards
The following table summarizes activity related to restricted stock awards (in thousands, except per share data):

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding - December 30, 2017	15	$27.89
Awards granted	6	49.00
Awards vested	(5)	27.52
Awards canceled	—	—
Outstanding - December 29, 2018	16	$36.02
The fair value of the non-vested restricted stock awards is based on the closing price on the date of grant. As of December 29, 2018, total unrecognized compensation expense related to unvested restricted stock awards was $0.4 million, which will be recognized over a weighted average period of approximately 1.7 years.
(14)    Restaurant Acquisition
On February 19, 2018, April 16, 2018, and May 1, 2018, the Company acquired one existing Wingstop restaurant each from three separate franchisees. The total purchase prices were $1.9 million, $1.9 million, and $2.2 million, respectively, which were funded by cash flows from operations.
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
During the fourth quarter of 2018, the Company acquired three existing Wingstop restaurants from a franchisee for a total purchase price of $0.5 million. The purchase price was allocated to property and equipment.
On July 16, 2017, the Company acquired two existing Wingstop restaurants from a franchisee for a total purchase price of $3.9 million which was funded by cash flows from operations and proceeds from our revolving credit facility.

The following table summarizes the final allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition, inclusive of adjustments made during the measurement period (in thousands):

Purchase Price Allocation
July 16, 2017
Acquisition
Working capital	$16
Property and equipment	183
Reacquired franchise rights	2,323
Goodwill	1,429
Gift card liability	(2)
Total purchase price	$3,949
The results of operations of these locations are included in our Consolidated Statements of Operations since the date of acquisition. The acquisitions were accounted for as business combinations.
The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill and is attributable to the benefits expected as a result of the acquisition, including sales and growth opportunities. All of the goodwill from the acquisitions is expected to be deductible for federal income tax purposes.
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
(15)    Revenue from Contracts with Customers
Revenue from contracts with customers consist primarily of royalties, advertising fund contributions, initial and renewal franchise fees and upfront fees from development agreements and international territory agreements. Our performance obligations under franchise agreements consist of (a) a franchise license, (b) pre-opening services, such as training, and (c) ongoing services, such as management of the Ad Fund, development of training materials and menu items and restaurant monitoring. These performance obligations are highly interrelated so are not considered to be individually distinct and therefore are accounted for as a single performance obligation, which is satisfied by providing a right to use intellectual property over the term of each franchise agreement.
Royalties, including franchisee contributions to the advertising fund, are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement. Initial and renewal franchise fees are payable by the franchisee prior to the restaurant opening or at the time of a renewal of an existing franchise agreement. Our franchise agreement royalties, inclusive of advertising fund contributions, represent sales-based royalties that are related entirely to our performance obligation under the franchise agreement and are recognized as franchised restaurant sales occur. Additionally, under ASC 606, initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement. Our performance obligation under development agreements and international territory agreements generally consists of an obligation to grant exclusive development rights over a stated term. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for development rights are apportioned to each franchised restaurant opened and accounted for as an initial franchise fee.

The following table represents a disaggregation of revenue from contracts with customers for the fiscal years 2018, 2017, and 2016 (in thousands):

	Fiscal Year
	December 29, 2018	December 30, 2017	December 31, 2016
Royalty revenue	61,882	53,204	46,779
Advertising fees and related income	34,484	30,174	14,561
Franchise fees	2,924	2,535	2,198
Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheet, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the current fiscal year was included in the deferred revenue balance as of December 30, 2017. Approximately $9.2 million and $10.1 million of deferred revenue as of December 29, 2018 and December 30, 2017, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.5 years. The Company does not have any material contract assets as of December 29, 2018.
(16)    Business Segments
Information on segments and a reconciliation to income (loss) before taxes are as follows (in thousands):

	Fiscal Year
	December 29, 2018	December 30, 2017	December 31, 2016
Revenue:
Franchise segment	$106,342	$96,250	$69,036
Company segment	46,839	37,069	34,288
Total segment revenue	$153,181	$133,319	$103,324

Segment Profit:
Franchise segment	$30,645	$29,230	$23,254
Company segment	10,303	4,643	5,526
Total segment profit	40,948	33,873	28,780
Corporate and other (1)	2,421	—	2,173
Interest expense, net	10,123	5,131	4,396
Other (income) expense, net	1,477	—	254
Income before taxes	$26,927	$28,742	$21,957

Depreciation and amortization:
Franchise segment	$3,036	$2,220	$2,092
Company segment	1,277	1,156	916
Total depreciation and amortization	4,313	3,376	3,008

Capital expenditures:
Franchise segment	$2,930	$864	$387
Company segment (2)	1,052	1,671	1,669
Total capital expenditures	$3,982	$2,535	$2,056

(1) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of transaction costs associated with the refinancings of our credit agreement and our public offerings.
(2) Company segment excludes capital expenditures related to the acquisition of restaurants from franchisees (discussed in Note 14).

Information on segment assets and a reconciliation to consolidated assets are as follows (in thousands):

	As of
	December 29, 2018	December 30, 2017
Segment assets:
Franchise segment	$97,455	$98,069
Company segment	19,841	14,166
Total segment assets	117,296	112,235
Corporate and other (3)	22,453	7,601
Total assets	$139,749	$119,836

(3) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of cash and cash equivalents, advertising fund restricted assets and capitalized costs associated with the issuance of indebtedness.

	As of
	December 29, 2018	December 30, 2017
Segment goodwill:
Franchise segment	$39,930	$39,930
Company segment	9,725	6,627
Total goodwill	$49,655	$46,557
(17)    Quarterly Financial Data (unaudited)
The following tables set forth certain unaudited consolidated financial information for each of the four quarters in 2018 and 2017 (in thousands, except per share data):

	Quarter Ended
	December 29, 2018	September 29, 2018	June 30, 2018	March 31, 2018	December 30, 2017	September 30, 2017	July 1, 2017	April 1, 2017
Total revenue	$40,509	$38,246	$37,037	$37,389	$35,208	$33,123	$31,578	$33,410
Operating income	8,679	10,356	9,926	9,566	8,466	8,696	8,186	8,525
Net income	2,419	6,293	6,839	6,168	8,072	4,704	4,907	6,257

Earnings per share
Basic	$0.08	$0.21	$0.23	$0.21	$0.28	$0.16	$0.17	$0.22
Diluted	$0.08	$0.21	$0.23	$0.21	$0.27	$0.16	$0.17	$0.21

Weighted average shares outstanding
Basic	29,296	29,284	29,230	29,116	29,094	29,081	29,032	28,895
Diluted	29,620	29,584	29,528	29,503	29,459	29,384	29,394	29,336