Form 10-Q
period 2019-03-30
Wingstop Inc.
filed 2019-05-08
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 001-37425

WINGSTOP INC.
(Exact name of registrant as specified in its charter)

Delaware	47-3494862
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5501 LBJ Freeway, 5th Floor, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)
(972) 686-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	WING	NASDAQ Global Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On May 8, 2019 there were 29,399,276 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	March 30, 2019	December 29, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,625	$12,493
Restricted cash	4,824	4,462
Accounts receivable, net	4,918	5,764
Prepaid expenses and other current assets	1,641	2,056
Advertising fund assets, restricted	9,407	5,131
Total current assets	34,415	29,906
Property and equipment, net	8,299	8,338
Goodwill	49,655	49,655
Trademarks	32,700	32,700
Customer relationships, net	13,902	14,233
Other non-current assets	12,479	4,917
Total assets	$151,450	$139,749
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$2,190	$2,750
Other current liabilities	14,222	16,201
Current portion of debt	3,200	2,400
Advertising fund liabilities	9,407	5,131
Total current liabilities	29,019	26,482
Long-term debt, net	308,931	309,374
Deferred revenues, net of current	21,188	21,885
Deferred income tax liabilities, net	4,652	4,866
Other non-current liabilities	8,138	1,972
Total liabilities	371,928	364,579
Commitments and contingencies (see Note 8)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,399,276 and 29,296,939 shares issued and outstanding as of March 30, 2019 and December 29, 2018, respectively	294	293
Additional paid-in-capital	206	1,036
Accumulated deficit	(220,978)	(226,159)
Total stockholders' deficit	(220,478)	(224,830)
Total liabilities and stockholders' deficit	$151,450	$139,749
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Revenue:
Royalty revenue, franchise fees and other	$21,328	$17,781
Advertising fees and related income	13,210	8,605
Company-owned restaurant sales	13,515	11,003
Total revenue	48,053	37,389
Costs and expenses:
Cost of sales (1)	9,730	7,397
Advertising expenses	12,734	8,643
Selling, general and administrative	12,542	10,833
Depreciation and amortization	1,276	950
Total costs and expenses	36,282	27,823
Operating income	11,771	9,566
Interest expense, net	4,410	1,736
Income before income tax expense	7,361	7,830
Income tax expense	755	1,662
Net income	$6,606	$6,168

Earnings per share
Basic	$0.23	$0.21
Diluted	$0.22	$0.21

Weighted average shares outstanding
Basic	29,337	29,116
Diluted	29,637	29,503

Dividends per share	$0.09	$3.24

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirteen Weeks ended March 31, 2018 and March 30, 2019
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 30, 2017	29,092,669	291	262	(58,971)	(58,418)
Net income	—	—	—	6,168	6,168
Issuance of common stock, net	41,159	1	(1)	—	—
Exercise of stock options	25,182	—	165	—	165
Tax payments for restricted stock upon vesting	(3,187)	—	—	(142)	(142)
Stock-based compensation expense	—	—	514	—	514
Dividends paid	—	—	(895)	(93,902)	(94,797)
Balance at March 31, 2018	29,155,823	$292	$45	$(146,847)	$(146,510)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 29, 2018	29,296,939	$293	$1,036	$(226,159)	$(224,830)
Adjustment for ASC 842 adoption	—	—	—	154	154
Net income	—	—	—	6,606	6,606
Issuance of common stock, net	60,553	1	(1)	—	—
Exercise of stock options	54,253	—	158	—	158
Tax payments for restricted stock upon vesting	(12,469)	—	—	(833)	(833)
Stock-based compensation expense	—	—	838	—	838
Dividends paid	—	—	(1,825)	(746)	(2,571)
Balance at March 30, 2019	29,399,276	$294	$206	$(220,978)	$(220,478)

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018

Operating activities
Net income	$6,606	$6,168
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,276	950
Deferred income taxes	(258)	38
Stock-based compensation expense	838	514
Amortization of debt issuance costs	376	85
Changes in operating assets and liabilities:
Accounts receivable	846	707
Prepaid expenses and other assets	1,107	327
Advertising fund assets and liabilities, net	4,217	1,398
Accounts payable and other current liabilities	(4,480)	(703)
Deferred revenue	(507)	14
Other non-current liabilities	(423)	(42)
Cash provided by operating activities	9,598	9,456

Investing activities
Purchases of property and equipment	(641)	(426)
Acquisition of restaurant from franchisee	—	(1,900)
Cash used in investing activities	(641)	(2,326)

Financing activities
Proceeds from exercise of stock options	158	165
Borrowings of long-term debt	—	229,108
Repayments of long-term debt	—	(139,500)
Payment of deferred financing costs	—	(782)
Tax payments for restricted stock upon vesting	(833)	(142)
Dividends paid	(2,571)	(94,796)
Cash used in financing activities	(3,246)	(5,947)

Net change in cash, cash equivalents, and restricted cash	5,711	1,183
Cash, cash equivalents, and restricted cash at beginning of period	20,940	6,392
Cash, cash equivalents, and restricted cash at end of period	$26,651	$7,575
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation
Basis of Presentation
Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of March 30, 2019, 1,112 franchised restaurants were in operation domestically, and 132 franchised restaurants were in operation internationally. As of March 30, 2019, the Company owned and operated 29 restaurants.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Balance sheet amounts are as of March 30, 2019 and December 29, 2018 and operating results are for the thirteen weeks ended March 30, 2019 and March 31, 2018.
In the Company’s opinion, all necessary adjustments have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
The Company uses a 52/53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2019 and 2018 have 52 weeks.
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of March 30, 2019 and December 29, 2018 were as follows (in thousands):

	March 30, 2019	December 29, 2018
Cash and cash equivalents	$13,625	$12,493
Restricted cash	4,824	4,462
Restricted cash, included in Advertising fund assets, restricted	8,202	3,985
Total cash, cash equivalents, and restricted cash	$26,651	$20,940
Advertising Fund
The Company administers the Wingstop Restaurants Advertising Fund (“Ad Fund”), for which a percentage of gross sales is collected from Wingstop restaurant franchisees and company-owned restaurants to be used for various forms of advertising for the Wingstop brand. Beginning in fiscal year 2019 the Ad Fund contribution collected from domestic Wingstop restaurant franchisees and company-owned restaurants increased from 3% to 4% of gross sales.
The Company consolidates and reports all assets and liabilities of the Ad Fund as restricted assets and restricted liabilities of the Ad Fund within current assets and current liabilities, respectively, in the Consolidated Balance Sheets. Ad Fund contributions and expenditures are reported on a gross basis in the Consolidated Statements of Operations, which are largely offsetting and therefore do not impact our reported net income. Company-operated restaurants’ Ad Fund contributions, which were equal to 4% of gross sales for the thirteen weeks ended March 30, 2019 and 3% of gross sales for the thirteen weeks ended March 31, 2018, are included in cost of sales in the Consolidated Statements of Operations.

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance also requires additional disclosures about leases. The Company adopted the requirements of the new standard as of the first day of fiscal year 2019 using the modified retrospective approach without restating comparative periods. As part of our

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

adoption, we elected the package of practical expedients, as well as the hindsight practical expedient, permitted under the new guidance, which, among other things, allowed the Company to continue utilizing historical classification of leases. In addition, we elected not to separate non-lease components for our real estate leases.
The adoption of the new standard resulted in the recording of a right-of-use asset of approximately $8.5 million and lease liabilities of approximately $10.3 million, and had an immaterial impact to retained earnings as of the beginning of fiscal year 2019. The standard did not materially impact our Consolidated Statements of Operations and had no impact on cash flows.
(2)    Earnings per Share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities convertible into or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of the exercise and vesting of stock options and restricted stock units, respectively, determined using the treasury stock method.
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Basic weighted average shares outstanding	29,337	29,116
Dilutive shares	300	387
Diluted weighted average shares outstanding	29,637	29,503
For the thirteen weeks ended March 30, 2019 and March 31, 2018, equity awards representing approximately 40,000 and 57,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Dividends
On February 26, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.09 per share of common stock for stockholders of record as of March 13, 2019, which was paid on March 27, 2019, totaling $2.6 million.
Subsequent to the first quarter, on May 6, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.09 per share of common stock for stockholders of record as of June 7, 2019, to be paid on June 21, 2019, totaling approximately $2.7 million.
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
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	March 30, 2019		December 29, 2018
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2018-1 Class A-2 Senior Secured Notes (1)	Level 2	$320,000	$328,474	$320,000	$320,000

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1) The fair value of long-term debt was estimated using available market information.
The Company also measures certain non-financial assets (primarily long-lived assets, intangible assets, and goodwill) at fair value on a non-recurring basis in connection with its periodic evaluations of such assets for potential impairment.
(5)    Income Taxes
Income tax expense and the effective tax rate were $0.8 million and 10.3%, respectively, for the thirteen weeks ended March 30, 2019, and $1.7 million and 21.2%, respectively, for the thirteen weeks ended March 31, 2018.
Income tax expense for the thirteen weeks ended March 30, 2019 includes $1.2 million in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation, compared to $0.4 million of tax benefits recognized in the thirteen weeks ended March 31, 2018.
(6)    Debt Obligations
On November 14, 2018, Wingstop Funding LLC (the “Issuer”), a limited-purpose, bankruptcy-remote, wholly owned indirect subsidiary of Wingstop Inc., issued $320 million of its Series 2018-1 4.970% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”). Interest and principal are payable on a quarterly basis and the Class A-2 Notes have an anticipated repayment date of December 2023.
In addition, the Issuer issued Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which permit borrowings of up to a maximum principal amount of $20 million, which may be used to issue letters of credit. As of March 30, 2019, $5.0 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the base indenture and related supplemental indenture. There were no amounts drawn down on the letter of credit as of March 30, 2019 or December 29, 2018.
The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes” and were issued in a securitization transaction pursuant to which certain of the Company’s domestic and foreign revenue-generating assets, consisting principally of franchise-related agreements and intellectual property, were contributed or otherwise transferred to the Issuer and certain other limited-purpose, bankruptcy-remote, wholly owned indirect subsidiaries of the Company that act as guarantors of the Notes and that have pledged substantially all of their assets as collateral securing the Notes.
The Notes are subject to a series of financial and non-financial covenants and restrictions. As of March 30, 2019, the Company was in compliance with all such financial covenants.
As of March 30, 2019, the scheduled principal payments on debt were as follows (in thousands):

Remainder of fiscal year 2019	$2,400
Fiscal year 2020	3,200
Fiscal year 2021	3,200
Fiscal year 2022	3,200
Fiscal year 2023	308,000
Total	$320,000
(7)    Leases
The Company determines whether an arrangement is a lease at inception. The Company has operating leases for office and retail space, as well as equipment. Our leases have remaining terms of one year to eight years, some of which include options to extend the lease term for up to ten years. Lease terms may include options to renew when it is reasonably certain that the Company will exercise that option. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have lease agreements that contain both lease and non-lease components. For real estate leases, we account for lease components together with non-lease components (e.g., common-area maintenance).

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Components of lease expense are as follows (in thousands):

Thirteen Weeks Ended
March 30, 2019
Operating lease cost (a)	$502
Variable lease cost (b)	125
Total lease cost	$627
(a) Includes short-term leases, which are immaterial.
(b) Primarily related to adjustments for inflation, common area maintenance, and property tax.
Supplemental cash flow information related to leases is as follows (dollar amounts in thousands):

Thirteen Weeks Ended
March 30, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$545
Supplemental balance sheet information related to our operating leases is as follows:

		Thirteen Weeks Ended
	Balance Sheet Classification	March 30, 2019
Right-of-use assets	Other non-current assets	$8,170
Current lease liabilities	Other current liabilities	1,751
Non-current lease liabilities	Other non-current liabilities	8,138
Weighted average lease term and discount rate information related to leases is as follows:

Thirteen Weeks Ended
March 30, 2019
Weighted average remaining lease term of operating leases	5.6 years
Weighted average discount rate of operating leases	4.97%
Maturities of lease liabilities by fiscal year are as follows (in thousands):

Fiscal year 2019	$1,636
Fiscal year 2020	2,213
Fiscal year 2021	2,003
Fiscal year 2022	1,798
Fiscal year 2023	1,520
Thereafter	2,140
Total lease payments	11,310
Less: imputed interest	(1,421)
Present value of lease liabilities	$9,889

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

As of December 29, 2018, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Fiscal year 2019	$2,181
Fiscal year 2020	2,214
Fiscal year 2021	2,005
Fiscal year 2022	1,800
Fiscal year 2023	1,523
Thereafter	2,145
Total	$11,868

(8)    Commitments and Contingencies
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
(9)    Stock-Based Compensation
Stock-based compensation is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized $0.8 million in stock-based compensation expense for the thirteen weeks ended March 30, 2019, with a corresponding increase to additional paid-in-capital. Stock-based compensation expense is included in selling, general and administrative expense in the Consolidated Statements of Operations.
Stock Options
The following table summarizes stock option activity (in thousands, except term and per share data):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 29, 2018	236	$6.04	$13,848	4.8
Options granted	—	—
Options exercised	(54)	2.92
Options canceled	(1)	40.98
Outstanding - March 30, 2019	181	$6.43	$12,526	4.7
The total grant-date fair value of stock options vested during the thirteen weeks ended March 30, 2019 was $0.2 million. The total intrinsic value of stock options exercised during the thirteen weeks ended March 30, 2019 was $3.5 million. As of March 30, 2019, total unrecognized compensation expense related to unvested stock options was $0.1 million, which is expected to be recognized over a weighted-average period of 1.1 years.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Restricted Stock Units and Performance Stock Units
The following table summarizes activity related to restricted stock units (“RSUs”) and performance stock units (“PSUs”) (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 29, 2018	103	$36.18	130	$40.46
Units granted	43	65.86	44	65.86
Units vested	(40)	34.02	(21)	36.10
Units canceled	(10)	35.68	(8)	35.21
Outstanding - March 30, 2019	96	$51.05	145	$49.46
The fair value of the Company’s RSUs and PSUs is based on the closing market price of the stock on the date of grant. The RSUs granted during the thirteen weeks ended March 30, 2019 vest over a three-year service period. As of March 30, 2019, total unrecognized compensation expense related to unvested RSUs was $4.7 million, which is expected to be recognized over a weighted-average period of 2.2 years.
The PSUs vest based on the outcome of certain performance criteria. For the PSUs granted during the thirteen weeks ended March 30, 2019, the amount of units that can be earned range from 0% to 100% of the number of PSUs granted based on a service condition and a performance vesting condition based on the achievement of certain adjusted EBITDA targets, as defined by the plan, over a performance period of one to three years. The compensation expense related to these PSUs is recognized over the vesting period when the achievement of the performance conditions becomes probable. The total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest. As of March 30, 2019, total unrecognized compensation expense related to unvested PSUs was $5.3 million.
Restricted Stock Awards
The fair value of the unvested restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. As of March 30, 2019, total unrecognized compensation expense related to unvested restricted stock awards was $0.3 million, which will be recognized over a weighted average period of approximately 1.4 years.
(10)    Business Segments
The Company’s business operates in two segments: the “Franchise” segment and the “Company” segment. The Franchise segment consists of domestic and international franchise restaurants, which represent the majority of our system-wide restaurants. As of March 30, 2019, the Franchise segment consisted of 1,244 restaurants operated by Wingstop franchisees in the United States and international markets, compared to 1,133 franchised restaurants in operation as of March 31, 2018. Franchise segment revenue consists primarily of franchise royalty revenue, advertising fee revenue, franchise and development fees revenue, and international territory fees.
As of March 30, 2019, the Company segment consisted of 29 company-owned restaurants located in the United States, compared to 24 company-owned restaurants as of March 31, 2018. Company segment revenue is comprised of food and beverage sales at company-owned restaurants. Company segment expenses consist of operating expenses at company-owned restaurants and include food, beverage, labor, benefits, utilities, rent, and other operating costs.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table reflects revenue and profit information with respect to each segment and reconciles segment profits to income before taxes (in thousands):

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Revenue:
Franchise segment	$34,538	$26,386
Company segment	13,515	11,003
Total segment revenue	$48,053	$37,389

Segment Profit:
Franchise segment	$9,255	$8,387
Company segment	2,516	2,641
Total segment profit	11,771	11,028
Corporate and other (1)	—	1,462
Interest expense, net	4,410	1,736
Income before taxes	$7,361	$7,830

(1) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of transaction costs associated with the refinancings of our credit agreement and payment of a special dividend.
(11)    Revenue from Contracts with Customers
Revenue from contracts with customers consists primarily of royalties, Ad Fund contributions, initial and renewal franchise fees, and upfront fees from development agreements and international territory agreements. The performance obligations under franchise agreements consist of (a) a franchise license, (b) pre-opening services, such as training, and (c) ongoing services, such as management of the Ad Fund, development of training materials and menu items, and restaurant monitoring. These performance obligations are highly interrelated, so they are not considered to be individually distinct and therefore are accounted for as a single performance obligation, which is satisfied by providing a right to use our intellectual property over the term of each franchise agreement.
Royalties and franchisee contributions to the Ad Fund, are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement. Initial and renewal franchise fees are payable by the franchisee prior to the restaurant opening or at the time of a renewal of an existing franchise agreement. Franchise agreement royalties and Ad Fund contributions, represent sales-based royalties that are related entirely to the performance obligation under the franchise agreement and are recognized as franchise sales occur. Additionally, initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement. The performance obligation under development agreements and international territory agreements generally consists of an obligation to grant exclusive development rights over a stated term. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for development rights are deferred and apportioned to each franchise restaurant opened by the franchisee. The pro rata amount apportioned to each restaurant is accounted for as an initial franchise fee.
The following table represents a disaggregation of revenue from contracts with customers for the thirteen weeks ended March 30, 2019 and March 31, 2018 (in thousands):

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Royalty revenue	$17,907	$15,386
Advertising fees and related income	13,210	8,605
Franchise fees	1,582	685

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen weeks ended March 30, 2019 was included in the deferred revenue balance as of December 29, 2018. Approximately $8.0 million and $9.2 million of deferred revenue as of March 30, 2019 and December 29, 2018, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.4 years. The Company does not have any material contract assets as of March 30, 2019.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Wingstop Inc. (collectively with its direct and indirect subsidiaries on a consolidated basis, “Wingstop,” the “Company,” “we,” “our,” or “us”) should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (our “Annual Report”). The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Special Note Regarding Forward-Looking Statements,” below, and “Risk Factors” on page 14 of our Annual Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a 52 or 53 week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Fiscal years 2019 and 2018 each contain 52 weeks.
Overview
Wingstop is a high-growth franchisor and operator of restaurants that offer cooked-to-order, hand-sauced and tossed chicken wings.

We believe we pioneered the concept of wings as a “center-of-the-plate” item for all of our meal occasions. While other concepts include wings as add-on menu items or focus on wings in a bar or sports-centric setting, we are focused on wings, fries, and sides, which generate approximately 93% of our system-wide sales.

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

Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of March 30, 2019, we had a total of 1,273 restaurants in our global system. Our restaurant base is 98% franchised, with 1,244 franchised locations (including 132 international locations) and 29 company-owned restaurants as of March 30, 2019.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Domestic Franchised Activity:
Beginning of period	1,095	1,004
Openings	20	22
Closures	(3)	(4)
Acquired by Company	—	(1)
Restaurants end of period	1,112	1,021

Domestic Company-Owned Activity:
Beginning of period	29	23
Openings	—	—
Closures	—	—
Acquired from franchisees	—	1
Restaurants end of period	29	24

Total Domestic Restaurants	1,141	1,045

International Franchised Activity:
Beginning of period	128	106
Openings	6	6
Closures	(2)	—
Restaurants end of period	132	112

Total System-wide Restaurants	1,273	1,157
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
The following table sets forth our key performance indicators as well as our total revenue and net income for the thirteen weeks ended March 30, 2019 and March 31, 2018 (dollars in thousands):

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Number of system-wide restaurants open at end of period	1,273	1,157
System-wide sales (1)	$362,369	$312,981
Domestic restaurant AUV	$1,156	$1,120
System-wide domestic same store sales growth	7.1%	9.5%
Company-owned domestic same store sales growth	4.7%	12.5%
Total revenue	$48,053	$37,389
Net income	$6,606	$6,168
Adjusted EBITDA (2)	$13,885	$12,492

(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.7% and 3.5% for the thirteen weeks ended March 30, 2019 and March 31, 2018, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
We define “EBITDA” as net income before interest expense, net, income tax expense, and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for transaction costs, gains and losses on the disposal of assets, and stock-based compensation expense. There were no gains or losses on disposal of assets during the thirteen weeks ended March 30, 2019 and March 31, 2018. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations on a period-over-period basis and would ordinarily add back non-cash expenses such as depreciation and amortization, as well as items that are not part of normal day-to-day operations of our business.
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
Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments for transaction costs, gains and losses on disposal of assets, and stock-based compensation expense. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our restaurants, and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management measure our core operating performance over time by removing items that are not related to day-to-day operations.
The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen weeks ended March 30, 2019 and March 31, 2018 (in thousands):

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Net income	$6,606	$6,168
Interest expense, net	4,410	1,736
Income tax expense	755	1,662
Depreciation and amortization	1,276	950
EBITDA	$13,047	$10,516
Additional adjustments:
Transaction costs (a)	—	1,462
Stock-based compensation expense (b)	838	514
Adjusted EBITDA	$13,885	$12,492

(a) Represents costs and expenses related to the refinancing of the senior secured credit facility dated June 30, 2016 and payment of a special dividend; all transaction costs are included in selling, general and administrative expenses (“SG&A”).
(b) Includes non-cash, stock-based compensation.

Results of Operations
Thirteen Weeks Ended March 30, 2019 compared to Thirteen Weeks Ended March 31, 2018
The following table sets forth our results of operations for the thirteen weeks ended March 30, 2019 and March 31, 2018 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	March 30, 2019	March 31, 2018	$	%
Revenue:
Royalty revenue, franchise fees and other	$21,328	$17,781	$3,547	19.9%
Advertising fees and related income	13,210	8,605	4,605	53.5%
Company-owned restaurant sales	13,515	11,003	2,512	22.8%
Total revenue	48,053	37,389	10,664	28.5%
Costs and expenses:
Cost of sales (1)	9,730	7,397	2,333	31.5%
Advertising expenses	12,734	8,643	4,091	47.3%
Selling, general and administrative	12,542	10,833	1,709	15.8%
Depreciation and amortization	1,276	950	326	34.3%
Total costs and expenses	36,282	27,823	8,459	30.4%
Operating income	11,771	9,566	2,205	23.1%
Interest expense, net	4,410	1,736	2,674	154.0%
Income before income tax expense	7,361	7,830	(469)	(6.0)%
Income tax expense	755	1,662	(907)	(54.6)%
Net income	$6,606	$6,168	$438	7.1%

(1)Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
Total revenue. During the thirteen weeks ended March 30, 2019, total revenue was $48.1 million, an increase of $10.7 million, or 28.5%, compared to $37.4 million in the comparable period in 2018.
Royalty revenue, franchise fees and other. During the thirteen weeks ended March 30, 2019, royalty revenue, franchise fees and other was $21.3 million, an increase of $3.5 million, or 19.9%, compared to $17.8 million in the comparable period in 2018. Royalty revenue increased due to 111 net franchise restaurant openings since March 31, 2018 and domestic same store sales growth of 7.1%. Franchise fees increased $0.9 million due to higher termination fees recognized in the current period.
Advertising fees and related income. During the thirteen weeks ended March 30, 2019, advertising fees and related income was $13.2 million, an increase of $4.6 million, or 53.5%, compared to $8.6 million in the comparable period in 2018. Advertising fees increased primarily due to the increase in Ad Fund contributions from 3% to 4% of gross sales beginning in fiscal year 2019 as well as the 15.8% increase in system-wide sales in the thirteen weeks ended March 30, 2019 compared to the thirteen weeks ended March 31, 2018.
Company-owned restaurant sales. During the thirteen weeks ended March 30, 2019, company-owned restaurant sales were $13.5 million, an increase of $2.5 million, or 22.8%, compared to $11.0 million in the comparable period in 2018. The increase was primarily due to the acquisition of five franchised restaurants since the prior year comparable period resulting in additional sales of $1.6 million and company-owned domestic same store sales growth of 4.7%, which was primarily driven by an increase in transactions.
Cost of sales. During the thirteen weeks ended March 30, 2019, cost of sales was $9.7 million, an increase of $2.3 million, or 31.5%, compared to $7.4 million in the comparable period in 2018. Cost of sales as a percentage of company-owned restaurant sales was 72.0% in the thirteen weeks ended March 30, 2019, compared to 67.2% in the comparable period in 2018.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	March 30, 2019	As a % of company-owned restaurant sales	March 31, 2018	As a % of company-owned restaurant sales

Cost of sales:
Food, beverage and packaging costs	$4,816	35.6%	$3,684	33.5%
Labor costs	3,024	22.4%	2,385	21.7%
Other restaurant operating expenses	2,277	16.8%	1,606	14.6%
Vendor rebates	(387)	(2.9)%	(278)	(2.5)%
Total cost of sales	$9,730	72.0%	$7,397	67.2%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 35.6% in the thirteen weeks ended March 30, 2019, compared to 33.5% in the comparable period in 2018. The increase was primarily due to a 10.0% increase in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 22.4% for the thirteen weeks ended March 30, 2019, compared to 21.7% in the comparable period in 2018. The increase was primarily due to investment in labor as well as training associated with the three franchised restaurants that we acquired in the fiscal fourth quarter of 2018 as we make investments to prepare these restaurants to be refranchised in a future period. This increase is offset slightly by the increase in company-owned domestic same store sales of 4.7%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 16.8% for the thirteen weeks ended March 30, 2019, compared to 14.6% in the comparable period in 2018. The increase as a percentage of company-owned restaurant sales was primarily due to an increase in Ad Fund contributions from 3% to 4% of gross sales, as well as investments in repairs and maintenance associated with the three franchised restaurants that we acquired in the fiscal fourth quarter of 2018 as we make investments to prepare these restaurants to be refranchised in a future period. This increase was slightly offset by the increase in company-owned domestic same store sales of 4.7%.
Advertising expenses. During the thirteen weeks ended March 30, 2019, advertising expenses were $12.7 million, an increase of $4.1 million compared to $8.6 million in the comparable period in 2018. Ad Fund contributions increased from 3% to 4% of gross sales beginning in fiscal year 2019 and advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
 Selling, general and administrative. During the thirteen weeks ended March 30, 2019, SG&A expense was $12.5 million, an increase of $1.7 million compared to $10.8 million in the comparable period in 2018. The increase in SG&A expense was primarily due to an increase of $1.6 million in headcount related expenses as we make investments to support our strategic initiatives. Also contributing to the increase is $0.6 million associated with additional expenses to support our continued investment in our national advertising campaign. The remaining increases were in various SG&A items to support investments in technology and other initiatives. These year over year increases were offset by nonrecurring costs of $1.5 million incurred in the first quarter of 2018 related to our debt refinancing and payment of a special dividend.
Depreciation and amortization. During the thirteen weeks ended March 30, 2019, depreciation expense was $1.3 million, an increase of $0.3 million compared to $1.0 million in the comparable period in 2018. The increase in depreciation and amortization was primarily due to additional amortization associated with reacquired franchise rights resulting from the acquisition of franchised restaurants.
Interest expense, net. During the thirteen weeks ended March 30, 2019, interest expense was $4.4 million, an increase of $2.7 million compared to $1.7 million in the comparable period in 2018. The increase was primarily due to a higher average outstanding debt balance and applicable interest rate related to our securitized debt facility.
Income tax expense. Income tax expense was $0.8 million in the thirteen weeks ended March 30, 2019, yielding an effective tax rate of 10.3%, compared to an effective tax rate of 21.2% in the prior year. The decrease in the effective tax rate was due to $1.2 million in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation in income tax expense compared to $0.4 million of excess tax benefits in the prior year period.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	March 30, 2019	March 31, 2018	$	%
Revenue:
Franchise segment	$34,538	$26,386	$8,152	30.9%
Company segment	13,515	11,003	2,512	22.8%
Total segment revenue	$48,053	$37,389	$10,664	28.5%

Segment Profit:
Franchise segment	$9,255	$8,387	$868	10.3%
Company segment	2,516	2,641	(125)	(4.7)%
Total segment profit	$11,771	$11,028	$743	6.7%
Franchise segment. During the thirteen weeks ended March 30, 2019, franchise segment revenue was $34.5 million, an increase of $8.2 million, or 30.9%, compared to $26.4 million in the comparable period in 2018. Royalty revenue increased $2.5 million due to 111 net franchise restaurant openings since March 31, 2018 and domestic same store sales growth of 7.1%. Advertising fees and related income increased $4.6 million primarily due to the increase in Ad Fund contributions from 3% to 4% of gross sales beginning in fiscal year 2019 as well as the increase in system-wide sales in the thirteen weeks ended March 30, 2019 compared to the thirteen weeks ended March 31, 2018. Franchise fees increased $0.9 million due to higher termination fees recognized in the current period.
During the thirteen weeks ended March 30, 2019, franchise segment profit was $9.3 million, an increase of $0.9 million, or 10.3%, compared to $8.4 million in the comparable period in 2018, primarily due to the growth in franchise segment revenue.
Company segment. During the thirteen weeks ended March 30, 2019, company-owned restaurant sales were $13.5 million, an increase of $2.5 million, or 22.8%, compared to $11.0 million in the comparable period in 2018. The increase was primarily due to the acquisition of five franchised restaurants since the prior year comparable period, resulting in additional sales of $1.6 million and an increase in company-owned domestic same store sales of 4.7%, which was primarily driven by an increase in transactions.
During the thirteen weeks ended March 30, 2019, company segment profit was $2.5 million, a decrease of $0.1 million, or 4.7%, compared to $2.6 million in the comparable period in 2018. The decrease was primarily due to a 10.0% increase in the cost of bone-in chicken wings as well as an increase in Ad Fund contributions from 3% to 4% of gross sales beginning in fiscal year 2019. Also contributing to the increase was an increase in labor and other restaurant operating expenses associated with the three franchised restaurants that we acquired in the fiscal fourth quarter of 2018 as we make investments to prepare these restaurants to be refranchised in a future period. The decrease was offset slightly by an increase in company-owned domestic same store sales of 4.7%, which was primarily driven by an increase in transactions.

Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and proceeds from the incurrence of debt. Our primary requirements for liquidity and capital are working capital and general corporate needs. Historically, we have operated with minimal positive working capital or negative working capital. We believe that our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy for at least the next twelve months.
The following table shows summary cash flows information for the thirteen weeks ended March 30, 2019 and March 31, 2018 (in thousands):

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Net cash provided by (used in):
Operating activities	$9,598	$9,456
Investing activities	(641)	(2,326)
Financing activities	(3,246)	(5,947)
Net change in cash and cash equivalents	$5,711	$1,183
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
Net cash provided by operating activities was $9.6 million in the thirteen weeks ended March 30, 2019, which was relatively consistent with net cash provided by operating activities of $9.5 million in 2018.
Investing activities. Our net cash used in investing activities was $0.6 million in the thirteen weeks ended March 30, 2019, a decrease of $1.7 million from $2.3 million used in investing activities in 2018. The decrease was primarily due to an acquisition of a restaurant from a franchisee during the thirteen weeks ended March 31, 2018.
Financing activities. Our net cash used in financing activities was $3.2 million in the thirteen weeks ended March 30, 2019, a decrease of $2.7 million from cash used in financing activities of $5.9 million in 2018. The decrease was due to the payment of a special dividend paid in the first quarter of 2018 totaling $92.7 million, offset by net borrowings of long-term debt of $89.6 million in the comparable period in 2018.
Securitized financing facility. On November 14, 2018, we entered into a securitized financing facility comprised of $320 million of Series 2018-1 4.97% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”) as well as a variable funding note facility of Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Notes”), which will allow us to borrow up to $20 million as needed on a revolving basis. We utilized approximately $314 million of proceeds from the Class A-2 Notes to repay the approximately $215 million of indebtedness under our 2018 senior secured credit facility (the “2018 Facility”) and to pay a special cash dividend of approximately $89.7 million to our stockholders.
The Class A-2 Notes are subject to 1% annual amortization, bear interest at a fixed rate of 4.97% per annum, and have an anticipated repayment date of December 2023. Interest and principal payments on the Notes are payable on a quarterly basis.
Dividends. We paid a quarterly cash dividend of $0.09 per share of common stock, aggregating $2.6 million during the first quarter of 2019. On May 6, 2019, the Company’s Board of Directors approved a dividend of $0.09 per share, to be paid on June 21, 2019, totaling approximately $2.7 million.
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

Contractual Obligations
There have been no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report. For additional information regarding our long-term debt and our commitments and contingencies, see Note 10, Debt Obligations and Note 11, Commitments and Contingencies in the Annual Report and the corresponding Notes 6 and 8 in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of March 30, 2019.
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
Such risks and other factors include those listed in Item 1A., “Risk Factors,” and elsewhere in this report, including the following factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements:

•	our ability to effectively implement our growth strategy;

•	risks associated with changes in food and supply costs;

•	our relationships with, and the performance of, our franchisees, as well as actions by franchisees that could harm our business;

•	our ability to identify, recruit and contract with a sufficient number of qualified franchisees;

•	risks associated with food safety, food-borne illness and other health concerns;

•	our ability to successfully expand into new markets;

•	our ability to effectively compete within our industry;

•	risks associated with interruptions in our supply chain;

•	risks associated with our future performance and operating results falling below the expectations of securities analysts and investors;

•	risks associated with data privacy, cyber security, and the use and implementation of information technology;

•	risks associated with our increasing dependence on digital commerce platforms;

•	uncertainty in the law with respect to the assignment of liabilities in the franchise business model;

•	risks associated with litigation against us or our franchisees;

•	our ability to successfully advertise and market our business;

•	risks associated with changes in customer preferences and perceptions;

•	our ability to comply with government regulations relating to food products and franchising, including increased costs associated with new or changing regulations;

•	risks associated with the geographic concentration of our business;

•	our ability to maintain adequate insurance coverage for our business;

•	risks associated with damage to our reputation or lack of acceptance of our brand in existing or new markets;

•	our ability to comply with the terms of our securitized debt financing and generate sufficient cash flows to satisfy our significant debt service obligations thereunder;

•	our ability to attract and retain our executive officers and other key employees; and

•	our ability to protect our intellectual property, including trademarks and trade secrets.

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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for fresh bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 28.0% and 27.2% of our company-owned restaurant cost of sales during the thirteen weeks ended March 30, 2019 and March 31, 2018, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.3 million during the thirteen weeks ended March 30, 2019. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing arrangements with our suppliers, these arrangements cover our physical commodity needs, are not net-settled, and are accounted for as normal purchases.
Interest Rate Risk. As discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation” under “Liquidity and Capital Resources,” the Company entered into a securitized financing facility on November 14, 2018, issuing $320.0 million of Class A-2 Notes. The proceeds from the Class A-2 Notes were used to repay all amounts outstanding on the 2018 Facility, to pay transaction costs, for general corporate purposes, and for the payment of a special dividend. Concurrently, the Company entered into a revolving financing facility which allows for the drawing of up to $20.0 million using various credit instruments, including a letter of credit facility. The final legal maturity date of the Notes is in 2048; however, the anticipated repayment date of the Notes is December 2023. The 2018 Facility was canceled upon repayment of all outstanding amounts thereunder in connection with the closing of our securitized financing transaction.
Our long-term debt, including current portion, consisted entirely of the $320.0 million incurred under the Notes as of March 30, 2019 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure has reduced the Company’s exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may in the future need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the Variable Funding Notes; however, the Company had no outstanding borrowings under its Variable Funding Notes, with $5.0 million of letters of credit outstanding, as of March 30, 2019.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2019, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

3.2
Amended and Restated Bylaws of Wingstop Inc., filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-37425) for the fiscal year ended December 30, 2017 and incorporated herein by reference.

10.1†
Wingstop Inc. Executive Severance Plan, effective as of January 1, 2019, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No 0001-37425) for the fiscal year ended December 29, 2018 and incorporated herein by reference.

10.2†
Form of Wingstop Inc. Executive Severance Plan Participation Agreement, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No 0001-37425) for the fiscal year ended December 29, 2018 and incorporated herein by reference.

10.3†
Wingstop Inc. Amended and Restated Executive Severance Plan, effective as of February 26, 2019, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No 0001-37425) for the fiscal year ended December 29, 2018 and incorporated herein by reference.

10.4*†	Wingstop Inc. Employee Stock Purchase Plan.
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101 INS*	XBRL Instance Document
101 SCH*	XBRL Taxonomy Extension Schema Document
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished, not filed.
† Indicates management agreement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wingstop Inc.
(Registrant)

Date:	May 8, 2019	By:	/s/ Charles R. Morrison
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2019	By:	/s/ Michael J. Skipworth
Chief Financial Officer
(Principal Financial and Accounting Officer)