Form 10-Q
period 2019-06-29
Wingstop Inc.
filed 2019-08-01
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 001-37425

WINGSTOP INC.
(Exact name of registrant as specified in its charter)

Delaware	47-3494862
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5501 LBJ Freeway
5th Floor
Dallas
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On July 31, 2019 there were 29,442,728 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	June 29, 2019	December 29, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$17,075	$12,493
Restricted cash	4,811	4,462
Accounts receivable, net	5,548	5,764
Prepaid expenses and other current assets	3,494	2,056
Advertising fund assets, restricted	2,488	5,131
Total current assets	33,416	29,906
Property and equipment, net	8,361	8,338
Goodwill	49,655	49,655
Trademarks	32,700	32,700
Customer relationships, net	13,572	14,233
Other non-current assets	12,321	4,917
Total assets	$150,025	$139,749
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$2,524	$2,750
Other current liabilities	15,649	16,201
Current portion of debt	3,200	2,400
Advertising fund liabilities	2,488	5,131
Total current liabilities	23,861	26,482
Long-term debt, net	308,511	309,374
Deferred revenues, net of current	21,353	21,885
Deferred income tax liabilities, net	4,223	4,866
Other non-current liabilities	8,445	1,972
Total liabilities	366,393	364,579
Commitments and contingencies (see Note 8)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,442,728 and 29,296,939 shares issued and outstanding as of June 29, 2019 and December 29, 2018, respectively	295	293
Additional paid-in-capital	892	1,036
Accumulated deficit	(217,555)	(226,159)
Total stockholders' deficit	(216,368)	(224,830)
Total liabilities and stockholders' deficit	$150,025	$139,749
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue:
Royalty revenue, franchise fees and other	$21,187	$17,204	$42,515	$34,985
Advertising fees and related income	13,487	8,355	26,697	16,960
Company-owned restaurant sales	13,888	11,478	27,403	22,481
Total revenue	48,562	37,037	96,615	74,426
Costs and expenses:
Cost of sales (1)	10,573	7,745	20,303	15,142
Advertising expenses	12,973	8,209	25,707	16,852
Selling, general and administrative	13,394	10,078	25,936	20,911
Depreciation and amortization	1,335	1,079	2,611	2,029
Total costs and expenses	38,275	27,111	74,557	54,934
Operating income	10,287	9,926	22,058	19,492
Interest expense, net	4,299	2,342	8,709	4,078
Income before income tax expense	5,988	7,584	13,349	15,414
Income tax expense	1,070	745	1,825	2,407
Net income	$4,918	$6,839	$11,524	$13,007

Earnings per share
Basic	$0.17	$0.23	$0.39	$0.45
Diluted	$0.17	$0.23	$0.39	$0.44

Weighted average shares outstanding
Basic	29,418	29,230	29,377	29,173
Diluted	29,667	29,528	29,650	29,509

Dividends per share	$0.09	$0.07	$0.18	$3.31

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Twenty-Six Weeks Ended June 29, 2019 and June 30, 2018
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 30, 2017	29,092,669	$291	$262	$(58,971)	$(58,418)
Net income	—	—	—	6,168	6,168
Issuance of common stock, net	41,159	1	(1)	—	—
Exercise of stock options	25,182	—	165	—	165
Tax payments for restricted stock upon vesting	(3,187)	—	—	(142)	(142)
Stock-based compensation expense	—	—	514	—	514
Dividends paid	—	—	(895)	(93,902)	(94,797)
Balance at March 31, 2018	29,155,823	292	45	(146,847)	(146,510)
Net income	—	—	—	6,839	6,839
Issuance of common stock, net	5,105	—	—	—	—
Exercise of stock options	110,615	1	289	—	290
Stock-based compensation expense	—	—	742	—	742
Dividends paid	—	—	(1,038)	(1,020)	(2,058)
Balance at June 30, 2018	29,271,543	$293	$38	$(141,028)	$(140,697)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 29, 2018	29,296,939	$293	$1,036	$(226,159)	$(224,830)
Adjustment for ASC 842 adoption	—	—	—	154	154
Net income	—	—	—	6,606	6,606
Issuance of common stock, net	60,683	1	(1)	—	—
Exercise of stock options	54,253	—	158	—	158
Tax payments for restricted stock upon vesting	(12,469)	—	—	(833)	(833)
Stock-based compensation expense	—	—	838	—	838
Dividends paid	—	—	(1,825)	(746)	(2,571)
Balance at March 30, 2019	29,399,406	294	206	(220,978)	(220,478)
Net income	—	—	—	4,918	4,918
Issuance of common stock, net	12,339	—	—	—	—
Exercise of stock options	33,439	1	147	—	148
Tax payments for restricted stock upon vesting	(2,456)	—	—	(226)	(226)
Stock-based compensation expense	—	—	1,928	—	1,928
Dividends paid	—	—	(1,389)	(1,269)	(2,658)
Balance at June 29, 2019	29,442,728	$295	$892	$(217,555)	$(216,368)

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018

Operating activities
Net income	$11,524	$13,007
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,611	2,029
Deferred income taxes	(687)	(157)
Stock-based compensation expense	2,766	1,256
Amortization of debt issuance costs	775	175
Changes in operating assets and liabilities:
Accounts receivable	123	83
Prepaid expenses and other assets	(678)	(211)
Advertising fund assets and liabilities, net	(2,664)	189
Accounts payable and other current liabilities	(3,503)	909
Deferred revenue	(258)	351
Other non-current liabilities	482	(86)
Cash provided by operating activities	10,491	17,545

Investing activities
Purchases of property and equipment	(1,442)	(1,311)
Acquisition of restaurant from franchisee	—	(5,996)
Cash used in investing activities	(1,442)	(7,307)

Financing activities
Proceeds from exercise of stock options	306	455
Borrowings of long-term debt	—	230,108
Repayments of long-term debt	(800)	(143,750)
Payment of deferred financing costs	—	(782)
Tax payments for restricted stock upon vesting	(1,059)	(142)
Dividends paid	(5,229)	(96,854)
Cash used in financing activities	(6,782)	(10,965)

Net change in cash, cash equivalents, and restricted cash	2,267	(727)
Cash, cash equivalents, and restricted cash at beginning of period	20,940	6,392
Cash, cash equivalents, and restricted cash at end of period	$23,207	$5,665
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation
Basis of Presentation
Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of June 29, 2019, 1,139 franchised restaurants were in operation domestically, and 135 franchised restaurants were in operation internationally. As of June 29, 2019, the Company owned and operated 29 restaurants.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Balance sheet amounts are as of June 29, 2019 and December 29, 2018 and operating results are for the thirteen and twenty-six weeks ended June 29, 2019 and June 30, 2018.
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
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of June 29, 2019 and December 29, 2018 were as follows (in thousands):

	June 29, 2019	December 29, 2018
Cash and cash equivalents	$17,075	$12,493
Restricted cash	4,811	4,462
Restricted cash, included in Advertising fund assets, restricted	1,321	3,985
Total cash, cash equivalents, and restricted cash	$23,207	$20,940

Advertising Fund
The Company administers the Wingstop Restaurants Advertising Fund (“Ad Fund”), for which a percentage of gross sales is collected from Wingstop restaurant franchisees and company-owned restaurants to be used for various forms of advertising for the Wingstop brand. Beginning in fiscal year 2019, the Ad Fund contribution collected from domestic Wingstop restaurant franchisees and company-owned restaurants increased from 3% to 4% of gross sales.
The Company consolidates and reports all assets and liabilities of the Ad Fund as restricted assets and restricted liabilities of the Ad Fund within current assets and current liabilities, respectively, in the Consolidated Balance Sheets. Ad Fund contributions and expenditures are reported on a gross basis in the Consolidated Statements of Operations, which are largely offsetting and therefore do not impact our reported net income. Company-operated restaurants’ Ad Fund contributions, which were equal to 4% of gross sales for the twenty-six weeks ended June 29, 2019 and 3% of gross sales for the twenty-six weeks ended June 30, 2018, are included in cost of sales in the Consolidated Statements of Operations.

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
The adoption of the new standard resulted in the recording of a right-of-use asset of approximately $8.5 million and lease liabilities of approximately $10.3 million, and had an immaterial impact on retained earnings as of the beginning of fiscal year 2019. The standard did not materially impact our Consolidated Statements of Operations and had no impact on cash flows.
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
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Basic weighted average shares outstanding	29,418	29,230	29,377	29,173
Dilutive shares	249	298	273	336
Diluted weighted average shares outstanding	29,667	29,528	29,650	29,509

For the thirteen weeks ended June 29, 2019 and June 30, 2018, equity awards representing approximately 6,000 and 2,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
For the twenty-six weeks ended June 29, 2019 and June 30, 2018, equity awards representing approximately 18,000 and 13,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Dividends
In each of the first two quarters of 2019, the Company’s Board of Directors declared a quarterly dividend of $0.09 per share of common stock, which, in the aggregate, totaled $5.2 million, or $0.18 per share of common stock, paid during the twenty-six weeks ended June 29, 2019.
Subsequent to the end of the second quarter, on July 31, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.11 per share of common stock for stockholders of record as of August 30, 2019, to be paid on September 13, 2019, totaling approximately $3.2 million.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	June 29, 2019		December 29, 2018
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2018-1 Class A-2 Senior Secured Notes (1)	Level 2	$319,200	$333,749	$320,000	$320,000
(1) The fair value of long-term debt was estimated using available market information.
The Company also measures certain non-financial assets (primarily long-lived assets, intangible assets, and goodwill) at fair value on a non-recurring basis in connection with its periodic evaluations of such assets for potential impairment.
(5)    Income Taxes
Income tax expense and the effective tax rate were $1.1 million and 17.9%, respectively, for the thirteen weeks ended June 29, 2019, and $0.7 million and 9.8%, respectively, for the thirteen weeks ended June 30, 2018. Income tax expense and the effective tax rate were $1.8 million and 13.7%, respectively, for the twenty-six weeks ended June 29, 2019, and $2.4 million and 15.6%, respectively, for the twenty-six weeks ended June 30, 2018.
Income tax expense for the thirteen and twenty-six weeks ended June 29, 2019 includes $0.6 million and $1.8 million, respectively, in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation, compared to $1.2 million and $1.5 million of tax benefits recognized in the thirteen and twenty-six weeks ended June 30, 2018, respectively.
(6)    Debt Obligations
On November 14, 2018, Wingstop Funding LLC (the “Issuer”), a limited-purpose, bankruptcy-remote, wholly owned indirect subsidiary of Wingstop Inc., issued $320 million of its Series 2018-1 4.970% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”). Interest and principal are payable on a quarterly basis, and the Class A-2 Notes have an anticipated repayment date of December 2023.
In addition, the Issuer issued Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which permit borrowings of up to a maximum principal amount of $20 million, which may be used to issue letters of credit. As of June 29, 2019, $4.0 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the base indenture and related supplemental indenture. There were no amounts drawn down on the letter of credit as of June 29, 2019 or December 29, 2018.
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
The Notes are subject to a series of financial and non-financial covenants and restrictions. As of June 29, 2019, the Company was in compliance with all such financial covenants.
As of June 29, 2019, the scheduled principal payments on the Class A-2 Notes were as follows (in thousands):

Remainder of fiscal year 2019	$1,600
Fiscal year 2020	3,200
Fiscal year 2021	3,200
Fiscal year 2022	3,200
Fiscal year 2023	308,000
Total	$319,200

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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
Components of lease expense are as follows (in thousands):

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	June 29, 2019	June 29, 2019
Operating lease cost (a)	$522	$1,028
Variable lease cost (b)	126	251
Total lease cost	$648	$1,279
(a) Includes short-term leases, which are immaterial.
(b) Primarily related to adjustments for inflation, common area maintenance, and property tax.
Supplemental cash flow information related to leases is as follows (dollar amounts in thousands):

Twenty-Six Weeks Ended
June 29, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,089
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$580

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	June 29, 2019
Right-of-use assets	Other non-current assets	$8,295
Current lease liabilities	Other current liabilities	1,868
Non-current lease liabilities	Other non-current liabilities	8,188

Weighted average lease term and discount rate information related to leases is as follows:

Twenty-Six Weeks Ended
June 29, 2019
Weighted average remaining lease term of operating leases	5.5 years
Weighted average discount rate of operating leases	4.80%

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Maturities of lease liabilities by fiscal year are as follows (in thousands):

Remainder of fiscal year 2019	$1,335
Fiscal year 2020	2,302
Fiscal year 2021	2,089
Fiscal year 2022	1,884
Fiscal year 2023	1,597
Thereafter	2,214
Total lease payments	11,421
Less: imputed interest	(1,365)
Present value of lease liabilities	$10,056

As of December 29, 2018, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Fiscal year 2019	$2,181
Fiscal year 2020	2,214
Fiscal year 2021	2,005
Fiscal year 2022	1,800
Fiscal year 2023	1,523
Thereafter	2,145
Total	$11,868

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
(9)    Stock-Based Compensation
Stock-based compensation is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized $2.8 million in stock-based compensation expense for the twenty-six weeks ended June 29, 2019, with a corresponding increase to additional paid-in-capital. Stock-based compensation expense is included in selling, general and administrative expense in the Consolidated Statements of Operations.
Stock Options
The following table summarizes stock option activity (in thousands, except term and per share data):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 29, 2018	236	$6.04	$13,848	4.8
Options granted	—	—
Options exercised	(88)	3.49
Options canceled	(4)	26.21
Outstanding - June 29, 2019	144	$6.63	$12,675	4.4

The total grant-date fair value of stock options vested during the twenty-six weeks ended June 29, 2019 was $0.5 million. The total intrinsic value of stock options exercised during the twenty-six weeks ended June 29, 2019 was $5.9 million. As of June 29, 2019, total unrecognized compensation expense related to unvested stock options was $0.1 million, which is expected to be

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

recognized over a weighted-average period of 0.6 years. During the thirteen weeks ended June 29, 2019, there was a modification to certain awards resulting in additional compensation expense of $0.2 million.
Restricted Stock Units and Performance Stock Units
The following table summarizes activity related to restricted stock units (“RSUs”) and performance stock units (“PSUs”) (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 29, 2018	103	$36.18	130	$40.46
Units granted	44	66.46	44	66.15
Units vested	(43)	39.72	(26)	44.15
Units canceled	(15)	42.49	(11)	40.66
Outstanding - June 29, 2019	89	$51.45	137	$49.98

The fair value of the Company’s RSUs and PSUs is based on the closing market price of the stock on the date of grant. The RSUs granted during the twenty-six weeks ended June 29, 2019 vest over a three-year service period. As of June 29, 2019, total unrecognized compensation expense related to unvested RSUs was $3.9 million, which is expected to be recognized over a weighted-average period of 2.0 years.
The PSUs vest based on the outcome of certain performance criteria. For the PSUs granted during the twenty-six weeks ended June 29, 2019, the amount of units that can be earned range from 0% to 100% of the number of PSUs granted based on a service condition and a performance vesting condition based on the achievement of certain adjusted EBITDA targets, as defined by the plan, over a performance period of one to three years. The compensation expense related to these PSUs is recognized over the vesting period when the achievement of the performance conditions becomes probable. The total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest. As of June 29, 2019, total unrecognized compensation expense related to unvested PSUs was $4.5 million. During the thirteen weeks ended June 29, 2019, there was a modification to certain awards resulting in additional compensation expense of $0.7 million.
Restricted Stock Awards
The fair value of the unvested restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. As of June 29, 2019, total unrecognized compensation expense related to unvested restricted stock awards was $0.6 million, which will be recognized over a weighted average period of approximately 1.9 years.
(10)    Business Segments
The Company’s business operates in two segments: the “Franchise” segment and the “Company” segment. The Franchise segment consists of domestic and international franchise restaurants, which represent the majority of our system-wide restaurants. As of June 29, 2019, the Franchise segment consisted of 1,274 restaurants operated by Wingstop franchisees in the United States and international markets, compared to 1,162 franchised restaurants in operation as of June 30, 2018. Franchise segment revenue consists primarily of franchise royalty revenue, advertising fee revenue, franchise and development fees revenue, and international territory fees.
As of June 29, 2019, the Company segment consisted of 29 company-owned restaurants located in the United States, compared to 26 company-owned restaurants as of June 30, 2018. Company segment revenue is comprised of food and beverage sales at company-owned restaurants. Company segment expenses consist of operating expenses at company-owned restaurants and include food, beverage, labor, benefits, utilities, rent, and other operating costs.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table reflects revenue and profit information with respect to each segment and reconciles segment profits to income before taxes (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue:
Franchise segment	$34,674	$25,559	$69,212	$51,945
Company segment	13,888	11,478	27,403	22,481
Total segment revenue	$48,562	$37,037	$96,615	$74,426

Segment Profit:
Franchise segment	$8,221	$7,175	$17,476	$15,562
Company segment	2,066	2,751	4,582	5,392
Total segment profit	10,287	9,926	22,058	20,954
Corporate and other (1)	—	—	—	1,462
Interest expense, net	4,299	2,342	8,709	4,078
Income before taxes	$5,988	$7,584	$13,349	$15,414

(1) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of transaction costs associated with the refinancings of our credit agreement and payment of a special dividend.
(11)    Building Acquisition
On June 25, 2019, the Company entered into an agreement to acquire an office building with an acquisition price of $18.3 million, which is expected to be primarily funded by cash on hand and is expected close in the third quarter of 2019. The building will be primarily used for the Company’s headquarters and is located in Addison, Texas.
(12)    Revenue from Contracts with Customers
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
Royalties and franchisee contributions to the Ad Fund, are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement. Initial and renewal franchise fees are payable by the franchisee prior to the restaurant opening or at the time of a renewal of an existing franchise agreement. Franchise agreement royalties and Ad Fund contributions represent sales-based royalties that are related entirely to the performance obligation under the franchise agreement and are recognized as franchise sales occur. Additionally, initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement. The performance obligation under development agreements and international territory agreements generally consists of an obligation to grant exclusive development rights over a stated term. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for development rights are deferred and apportioned to each franchise restaurant opened by the franchisee. The pro rata amount apportioned to each restaurant is accounted for as an initial franchise fee.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table represents a disaggregation of revenue from contracts with customers for the thirteen and twenty-six weeks ended June 29, 2019 and June 30, 2018 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Royalty revenue	$18,437	$14,950	$36,344	$30,336
Advertising fees and related income	13,487	8,355	26,697	16,960
Franchise fees	939	618	2,521	1,304

Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen and twenty-six weeks ended June 29, 2019 was included in the deferred revenue balance as of December 29, 2018. Approximately $8.0 million and $9.2 million of deferred revenue as of June 29, 2019 and December 29, 2018, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.3 years. The Company does not have any material contract assets as of June 29, 2019.
(13)    Subsequent Events
On July 10, 2019, the Company entered into an agreement to acquire one existing restaurant from a franchisee in the Dallas market. The total purchase price was $1.2 million and the acquisition is expected to close in the third quarter of 2019.
This restaurant acquisition will be accounted for as a business combination. The Company is still determining the estimated fair value of assets acquired and liabilities assumed. The excess of the purchase price over the aggregate fair value of assets acquired will be allocated to goodwill. The results of operations of this location will be included in our Consolidated Statements of Operations as of the date of the acquisition.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Wingstop Inc. (collectively with its direct and indirect subsidiaries on a consolidated basis, “Wingstop,” the “Company,” “we,” “our,” or “us”) should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (our “Annual Report”). The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Special Note Regarding Forward-Looking Statements,” below and “Risk Factors” on page 14 of our Annual Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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

Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of June 29, 2019, we had a total of 1,303 restaurants in our global system. Our restaurant base is 98% franchised, with 1,274 franchised locations (including 135 international locations) and 29 company-owned restaurants as of June 29, 2019.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Domestic Franchised Activity:
Beginning of period	1,112	1,021	1,095	1,004
Openings	29	21	49	43
Closures	(2)	—	(5)	(4)
Acquired by Company	—	(2)	—	(3)
Restaurants end of period	1,139	1,040	1,139	1,040

Domestic Company-Owned Activity:
Beginning of period	29	24	29	23
Openings	—	—	—	—
Closures	—	—	—	—
Acquired from franchisees	—	2	—	3
Restaurants end of period	29	26	29	26

Total Domestic Restaurants	1,168	1,066	1,168	1,066

International Franchised Activity:
Beginning of period	132	112	128	106
Openings	5	10	11	16
Closures	(2)	—	(4)	—
Restaurants end of period	135	122	135	122

Total System-wide Restaurants	1,303	1,188	1,303	1,188
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
The following table sets forth our key performance indicators as well as our total revenue and net income for the thirteen and twenty-six weeks ended June 29, 2019 and June 30, 2018 (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Number of system-wide restaurants open at end of period	1,303	1,188	1,303	1,188
System-wide sales (1)	$371,505	$304,858	$733,865	$617,838
Domestic restaurant AUV	$1,189	$1,124	$1,189	$1,124
System-wide domestic same store sales growth	12.8%	4.3%	9.9%	6.8%
Company-owned domestic same store sales growth	13.8%	3.5%	9.1%	7.7%
Total revenue	$48,562	$37,037	$96,615	$74,426
Net income	$4,918	$6,839	$11,524	$13,007
Adjusted EBITDA (2)	$13,549	$11,747	$27,435	$24,239

(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.7% and 3.8% for the thirteen weeks ended June 29, 2019 and June 30, 2018, respectively, and was 3.7% and 3.6% for the twenty-six weeks ended June 29, 2019 and June 30, 2018, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
We define “EBITDA” as net income before interest expense, net, income tax expense, and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for transaction costs, gains and losses on the disposal of assets, and stock-based compensation expense. There were no gains or losses on disposal of assets during the thirteen and twenty-six weeks ended June 29, 2019 and June 30, 2018. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations on a period-over-period basis and would ordinarily add back non-cash expenses such as depreciation and amortization, as well as items that are not part of normal day-to-day operations of our business.
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
Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments for transaction costs and stock-based compensation expense. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our restaurants, and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management measure our core operating performance over time by removing items that are not related to day-to-day operations.
The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and twenty-six weeks ended June 29, 2019 and June 30, 2018 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$4,918	$6,839	$11,524	$13,007
Interest expense, net	4,299	2,342	8,709	4,078
Income tax expense	1,070	745	1,825	2,407
Depreciation and amortization	1,335	1,079	2,611	2,029
EBITDA	$11,622	$11,005	$24,669	$21,521
Additional adjustments:
Transaction costs (a)	—	—	—	1,462
Stock-based compensation expense (b)	1,927	742	2,766	1,256
Adjusted EBITDA	$13,549	$11,747	$27,435	$24,239

(a) Represents costs and expenses related to the refinancing of the senior secured credit facility dated June 30, 2016 and payment of a special dividend; all transaction costs are included in selling, general and administrative expenses (“SG&A”).
(b) Includes non-cash, stock-based compensation.

Results of Operations
Thirteen Weeks Ended June 29, 2019 compared to Thirteen Weeks Ended June 30, 2018
The following table sets forth our results of operations for the thirteen weeks ended June 29, 2019 and June 30, 2018 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	June 29, 2019	June 30, 2018	$	%
Revenue:
Royalty revenue, franchise fees and other	$21,187	$17,204	$3,983	23.2%
Advertising fees and related income	13,487	8,355	5,132	61.4%
Company-owned restaurant sales	13,888	11,478	2,410	21.0%
Total revenue	48,562	37,037	11,525	31.1%
Costs and expenses:
Cost of sales (1)	10,573	7,745	2,828	36.5%
Advertising expenses	12,973	8,209	4,764	58.0%
Selling, general and administrative	13,394	10,078	3,316	32.9%
Depreciation and amortization	1,335	1,079	256	23.7%
Total costs and expenses	38,275	27,111	11,164	41.2%
Operating income	10,287	9,926	361	3.6%
Interest expense, net	4,299	2,342	1,957	83.6%
Income before income tax expense	5,988	7,584	(1,596)	(21.0)%
Income tax expense	1,070	745	325	43.6%
Net income	$4,918	$6,839	$(1,921)	(28.1)%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
Total revenue. During the thirteen weeks ended June 29, 2019, total revenue was $48.6 million, an increase of $11.5 million, or 31.1%, compared to $37.0 million in the comparable period in 2018.
Royalty revenue, franchise fees and other. During the thirteen weeks ended June 29, 2019, royalty revenue, franchise fees and other was $21.2 million, an increase of $4.0 million, or 23.2%, compared to $17.2 million in the comparable period in 2018. Royalty revenue increased due to 112 net franchise restaurant openings since June 30, 2018 and domestic same store sales growth of 12.8%.
Advertising fees and related income. During the thirteen weeks ended June 29, 2019, advertising fees and related income was $13.5 million, an increase of $5.1 million, compared to $8.4 million in the comparable period in 2018. Advertising fees increased primarily due to the increase in the Ad Fund contribution rate from 3% to 4% of gross sales beginning in fiscal year 2019 as well as the 21.9% increase in system-wide sales in the thirteen weeks ended June 29, 2019 compared to the thirteen weeks ended June 30, 2018.
Company-owned restaurant sales. During the thirteen weeks ended June 29, 2019, company-owned restaurant sales were $13.9 million, an increase of $2.4 million, or 21.0%, compared to $11.5 million in the comparable period in 2018. The increase was primarily due to company-owned same store sales growth of 13.8%, which was primarily driven by an increase in transactions, and the acquisition of five franchised restaurants since the prior year comparable period, resulting in additional sales of $0.7 million.
Cost of sales. During the thirteen weeks ended June 29, 2019, cost of sales was $10.6 million, an increase of $2.8 million, or 36.5%, compared to $7.7 million in the comparable period in 2018. Cost of sales as a percentage of company-owned restaurant sales was 76.1% in the thirteen weeks ended June 29, 2019, compared to 67.5% in the comparable period in 2018.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	June 29, 2019		June 30, 2018
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	$5,205	37.5%	$3,696	32.2%
Labor costs	3,193	23.0%	2,549	22.2%
Other restaurant operating expenses	2,556	18.4%	1,789	15.6%
Vendor rebates	(381)	(2.7)%	(289)	(2.5)%
Total cost of sales	$10,573	76.1%	$7,745	67.5%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 37.5% in the thirteen weeks ended June 29, 2019, compared to 32.2% in the comparable period in 2018. The increase was primarily due to a 32.1% increase in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 23.0% for the thirteen weeks ended June 29, 2019, compared to 22.2% in the comparable period in 2018. The increase was primarily due to investments in labor as well as training associated with the three franchised restaurants that we acquired in the fiscal fourth quarter of 2018 as we make investments to prepare these restaurants to be refranchised in a future period. This increase is offset slightly by the increase in company-owned same store sales of 13.8%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 18.4% for the thirteen weeks ended June 29, 2019, compared to 15.6% in the comparable period in 2018. The increase as a percentage of company-owned restaurant sales was due to an increase in the Ad Fund contribution rate from 3% to 4% of gross sales beginning in fiscal year 2019, an increase in the amount of third-party delivery fees as we completed the launch of delivery at all company-owned restaurants in April 2019, as well as investments associated with with the three franchised restaurants that we acquired in the fiscal fourth quarter of 2018 as we prepare these restaurants to be refranchised in a future period. This increase was slightly offset by the increase in company-owned same store sales of 13.8%.
Advertising expenses. During the thirteen weeks ended June 29, 2019, advertising expenses were $13.0 million, an increase of $4.8 million compared to $8.2 million in the comparable period in 2018, primarily due to the Ad Fund contribution rate increasing from 3% to 4% of gross sales beginning in fiscal year 2019. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
 Selling, general and administrative. During the thirteen weeks ended June 29, 2019, SG&A expense was $13.4 million, an increase of $3.3 million compared to $10.1 million in the comparable period in 2018. The increase in SG&A expense was primarily due to an increase of $0.9 million in headcount related expenses as we make investments to support our strategic initiatives. Also contributing to the increase is $0.5 million associated with additional expenses to support our continued investment in our national advertising campaign. Stock-based compensation increased approximately $0.9 million related to the modification of certain stock awards. The remaining increases in SG&A were related expenses paid to support investments in technology and other initiatives.
Depreciation and amortization. During the thirteen weeks ended June 29, 2019, depreciation expense was $1.3 million, an increase of $0.3 million compared to $1.1 million in the comparable period in 2018. The increase in depreciation and amortization was primarily due to additional amortization associated with reacquired franchise rights resulting from the acquisition of franchised restaurants.
Interest expense, net. During the thirteen weeks ended June 29, 2019, interest expense was $4.3 million, an increase of $2.0 million compared to $2.3 million in the comparable period in 2018. The increase was primarily due to a higher average outstanding debt balance and applicable interest rate related to our securitized debt facility.
Income tax expense. Income tax expense was $1.1 million in the thirteen weeks ended June 29, 2019, yielding an effective tax rate of 17.9%, compared to an effective tax rate of 9.8% in the prior year. The increase in the effective tax rate was due to $0.6 million in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation in income tax expense in the current fiscal quarter compared to $1.2 million of excess tax benefits in the prior year period.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	June 29, 2019	June 30, 2018	$	%
Revenue:
Franchise segment	$34,674	$25,559	$9,115	35.7%
Company segment	13,888	11,478	2,410	21.0%
Total segment revenue	$48,562	$37,037	$11,525	31.1%

Segment Profit:
Franchise segment	$8,221	$7,175	$1,046	14.6%
Company segment	2,066	2,751	(685)	(24.9)%
Total segment profit	$10,287	$9,926	$361	3.6%
Franchise segment. During the thirteen weeks ended June 29, 2019, franchise segment revenue was $34.7 million, an increase of $9.1 million, or 35.7%, compared to $25.6 million in the comparable period in 2018. Royalty revenue increased $3.5 million due to 112 net franchise restaurant openings since June 30, 2018 and domestic same store sales growth of 12.8%. Advertising fees and related income increased $5.1 million primarily due to the increase in the Ad Fund contribution rate from 3% to 4% of gross sales beginning in fiscal year 2019 as well as the increase in system-wide sales in the thirteen weeks ended June 29, 2019 compared to the thirteen weeks ended June 30, 2018.
During the thirteen weeks ended June 29, 2019, franchise segment profit was $8.2 million, an increase of $1.0 million, or 14.6%, compared to $7.2 million in the comparable period in 2018, primarily due to the growth in franchise segment revenue, which was offset by an increase of $4.8 million in advertising expenses and an increase of $3.3 million in SG&A expenses related to investments to support our strategic initiatives and our national advertising campaign.
Company segment. During the thirteen weeks ended June 29, 2019, company-owned restaurant sales were $13.9 million, an increase of $2.4 million, or 21.0%, compared to $11.5 million in the comparable period in 2018. The increase was primarily due to an increase in company-owned same store sales of 13.8%, which was primarily driven by an increase in transactions, and the acquisition of five franchised restaurants since the prior year comparable period, resulting in additional sales of $0.7 million.
During the thirteen weeks ended June 29, 2019, company segment profit was $2.1 million, a decrease of $0.7 million, or 24.9%, compared to $2.8 million in the comparable period in 2018. The decrease was primarily due to a 32.1% increase in the cost of bone-in chicken wings and an increase in the Ad Fund contribution rate from 3% to 4% of gross sales beginning in fiscal year 2019.

Twenty-Six Weeks Ended June 29, 2019 compared to Twenty-Six Weeks Ended June 30, 2018
The following table sets forth our results of operations for the twenty-six weeks ended June 29, 2019 and June 30, 2018 (dollars in thousands):

	Twenty-Six Weeks Ended		Increase / (Decrease)
	June 29, 2019	June 30, 2018	$	%
Revenue:
Royalty revenue, franchise fees and other	$42,515	$34,985	$7,530	21.5%
Advertising fees and related income	26,697	16,960	9,737	57.4%
Company-owned restaurant sales	27,403	22,481	4,922	21.9%
Total revenue	96,615	74,426	22,189	29.8%
Costs and expenses:
Cost of sales (1)	20,303	15,142	5,161	34.1%
Advertising expenses	25,707	16,852	8,855	52.5%
Selling, general and administrative	25,936	20,911	5,025	24.0%
Depreciation and amortization	2,611	2,029	582	28.7%
Total costs and expenses	74,557	54,934	19,623	35.7%
Operating income	22,058	19,492	2,566	13.2%
Interest expense, net	8,709	4,078	4,631	113.6%
Income before income tax expense	13,349	15,414	(2,065)	(13.4)%
Income tax expense	1,825	2,407	(582)	(24.2)%
Net income	$11,524	$13,007	$(1,483)	(11.4)%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
Total revenue. During the twenty-six weeks ended June 29, 2019, total revenue was $96.6 million, an increase of $22.2 million, or 29.8%, compared to $74.4 million in the comparable period in 2018.
Royalty revenue, franchise fees and other. During the twenty-six weeks ended June 29, 2019, royalty revenue, franchise fees and other was $42.5 million, an increase of $7.5 million, or 21.5%, compared to $35.0 million in the comparable period in 2018. Royalty revenue increased due to 112 net franchise restaurant openings since June 30, 2018 and domestic same store sales growth of 9.9%. Franchise fees increased $1.2 million primarily due to higher termination fees recognized in the first thirteen weeks of fiscal year 2019.
Advertising fees and related income. During the twenty-six weeks ended June 29, 2019, advertising fees and related income was $26.7 million, an increase of $9.7 million, compared to $17.0 million in the comparable period in 2018. Advertising fees increased primarily due to the increase in the Ad Fund contribution rate from 3% to 4% of gross sales beginning in fiscal year 2019 as well as the 18.8% increase in system-wide sales in the twenty-six weeks ended June 29, 2019 compared to the twenty-six weeks ended June 30, 2018.
Company-owned restaurant sales. During the twenty-six weeks ended June 29, 2019, company-owned restaurant sales were $27.4 million, an increase of $4.9 million, compared to $22.5 million in the comparable period in 2018. The increase was primarily due to the acquisition of six franchised restaurants since the prior year comparable period resulting in additional sales of $2.6 million, as well as an increase in company-owned same store sales of 9.1%, which was primarily driven by an increase in transactions.
Cost of sales. During the twenty-six weeks ended June 29, 2019, cost of sales was $20.3 million, an increase of $5.2 million, or 34.1%, compared to $15.1 million in the comparable period in 2018. Cost of sales as a percentage of company-owned restaurant sales was 74.1% in the twenty-six weeks ended June 29, 2019 compared to 67.4% in the prior year period.

The table below presents the major components of cost of sales (dollars in thousands):

	Twenty-Six Weeks Ended
	June 29, 2019		June 30, 2018
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	$10,022	36.6%	$7,380	32.8%
Labor costs	6,217	22.7%	4,934	21.9%
Other restaurant operating expenses	4,833	17.6%	3,395	15.1%
Vendor rebates	(769)	(2.8)%	(567)	(2.5)%
Total cost of sales	$20,303	74.1%	$15,142	67.4%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 36.6% in the twenty-six weeks ended June 29, 2019, compared to 32.8% in the comparable period in 2018. The increase is primarily due to a 21.0% increase in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 22.7% for the twenty-six weeks ended June 29, 2019, compared to 21.9% in the comparable period in 2018. The increase was primarily due to investment in labor as well as training associated with the three franchised restaurants that we acquired in the fiscal fourth quarter of 2018 as we make investments to prepare these restaurants to be refranchised in a future period. This increase is offset slightly by the increase in company-owned domestic same store sales of 9.1%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 17.6% for the twenty-six weeks ended June 29, 2019, compared to 15.1% in the comparable period in 2018. The increase as a percentage of company-owned restaurant sales was due to an increase in the Ad Fund contribution rate from 3% to 4% of gross sales beginning in fiscal year 2019 and an increase in the amount of third-party delivery fees as we completed the launch of delivery at all company-owned restaurants in April 2019, as well as investments associated with with the three franchised restaurants that we acquired in the fiscal fourth quarter of 2018 as we prepare these restaurants to be refranchised in a future period. This increase was slightly offset by the increase in company-owned domestic same store sales of 9.1%.
Advertising expenses. During the twenty-six weeks ended June 29, 2019, advertising expenses were $25.7 million, an increase of $8.9 million compared to $16.9 million in the comparable period in 2018 primarily due to the Ad Fund contribution rate increasing from 3% to 4% of gross sales beginning in fiscal year 2019. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
 Selling, general and administrative. During the twenty-six weeks ended June 29, 2019, SG&A expense was $25.9 million, an increase of $5.0 million compared to $20.9 million in the comparable period in 2018. The increase in SG&A expense was primarily due to an increase of $2.5 million in headcount related expenses as we make investments to support our strategic initiatives. Also contributing to the increase is $1.1 million associated with additional expenses to support our continued investment in our national advertising campaign. Stock-based compensation increased approximately $0.9 million due to the modification of certain stock awards. The remaining increases were in various SG&A items to support investments in technology and other initiatives. These year-over-year increases were offset by nonrecurring costs of $1.5 million incurred in the first quarter of 2018 related to our debt refinancing and payment of a special dividend.
Depreciation and amortization. During the twenty-six weeks ended June 29, 2019, depreciation expense was $2.6 million, an increase of $0.6 million, compared to $2.0 million in the comparable period in 2018. The increase in depreciation and amortization was primarily due to additional amortization associated with reacquired franchise rights resulting from the acquisition of franchised restaurants.
Interest expense, net. During the twenty-six weeks ended June 29, 2019, interest expense was $8.7 million, an increase of $4.6 million compared to $4.1 million in the comparable period in 2018. The increase was primarily due to a higher average outstanding debt balance and applicable interest rate related to our securitized debt facility.
Income tax expense. Income tax expense was $1.8 million in the twenty-six weeks ended June 29, 2019, yielding an annual effective tax rate of 13.7%, compared to an annual effective tax rate of 15.6% in the comparable period in 2018. The decrease in the effective tax rate was due to $1.8 million in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation in income tax expense in the current year compared to $1.5 million of excess tax benefits in the prior year period.
Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (dollars in thousands):

	Twenty-Six Weeks Ended		Increase / (Decrease)
	June 29, 2019	June 30, 2018	$	%
Revenue:
Franchise segment	$69,212	$51,945	$17,267	33.2%
Company segment	27,403	22,481	4,922	21.9%
Total segment revenue	$96,615	$74,426	$22,189	29.8%

Segment Profit:
Franchise segment	$17,476	$15,562	$1,914	12.3%
Company segment	4,582	5,392	(810)	(15.0)%
Total segment profit	$22,058	$20,954	$1,104	5.3%
Franchise segment. During the twenty-six weeks ended June 29, 2019, franchise segment revenue was $69.2 million, an increase of $17.3 million, or 33.2%, compared to $51.9 million in the comparable period in 2018. Royalty revenue increased $6.0 million, primarily due to 112 net franchise restaurant openings since June 30, 2018 and domestic same store sales growth of 9.9%. Advertising fees and related income increased $9.7 million primarily due to the increase in the Ad Fund contribution rate from 3% to 4% of gross sales beginning in fiscal year 2019 as well as the 18.8% increase in system-wide sales in the thirteen weeks ended June 29, 2019 compared to the thirteen weeks ended June 30, 2018. Franchise fees increased $1.2 million primarily due to higher termination fees recognized in the first thirteen weeks of fiscal year 2019.
During the twenty-six weeks ended June 29, 2019, franchise segment profit was $17.5 million, an increase of $1.9 million, or 12.3%, compared to $15.6 million in the comparable period in 2018, primarily due to the growth in franchise segment revenue, which was offset by an increase of $8.9 million in advertising expenses and an increase of $6.5 million in SG&A expenses related to investments to support our strategic initiatives and our national advertising campaign, which were offset by non-recurring costs of $1.5 million incurred in the first quarter of 2018.
Company segment. During the twenty-six weeks ended June 29, 2019, company-owned restaurant sales were $27.4 million, an increase of $4.9 million, compared to $22.5 million in the comparable period in 2018. The increase was primarily due to the acquisition of six franchised restaurants since the prior year comparable period resulting in additional sales of $2.6 million and an increase in company-owned same store sales of 9.1%, which was primarily driven by an increase in transactions.
During the twenty-six weeks ended June 29, 2019, company segment profit was $4.6 million, a decrease of $0.8 million, or 15.0%, compared to $5.4 million in the comparable period in 2018. The decrease was primarily due to a 21.0% increase in the cost of bone-in chicken wings and an increase in the Ad Fund contribution rate from 3% to 4% of gross sales beginning in fiscal year 2019.

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
The following table shows summary cash flows information for the twenty-six weeks ended June 29, 2019 and June 30, 2018 (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018
Net cash provided by (used in):
Operating activities	$10,491	$17,545
Investing activities	(1,442)	(7,307)
Financing activities	(6,782)	(10,965)
Net change in cash and cash equivalents	$2,267	$(727)
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
Net cash provided by operating activities was $10.5 million in the twenty-six weeks ended June 29, 2019, a decrease of $7.1 million from cash provided by operations of $17.5 million in the twenty-six weeks ended June 30, 2018. The decrease was primarily due to the timing of changes in working capital expenditures, primarily related to tax payments.
Investing activities. Our net cash used in investing activities was $1.4 million in the twenty-six weeks ended June 29, 2019, a decrease of $5.9 million from $7.3 million used in investing activities in the comparable period in 2018. The decrease was primarily due to the acquisition of three restaurants from franchisees during the twenty-six weeks ended June 30, 2018.
Financing activities. Our net cash used in financing activities was $6.8 million in the twenty-six weeks ended June 29, 2019, a decrease of $4.2 million from cash used in financing activities of $11.0 million in 2018. The decrease was due to the payment of a special dividend paid in the first quarter of 2018 totaling $92.7 million, offset by net borrowings of $86.4 million in the comparable period in 2018. Also contributing to the decrease was an increase in the regular dividend and a principal payment associated with our securitized financing facility in the twenty-six weeks ended June 29, 2019.
Securitized financing facility. On November 14, 2018, we entered into a securitized financing facility comprised of $320 million of Series 2018-1 4.97% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”) as well as a variable funding note facility of Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Notes”), which will allow us to borrow up to $20 million as needed on a revolving basis. As of June 29, 2019, we had no outstanding borrowings under the Variable Funding Notes, with $4.0 million letters of credit outstanding.
The Class A-2 Notes are subject to 1% annual amortization, bear interest at a fixed rate of 4.97% per annum, and have an anticipated repayment date of December 2023. Interest and principal payments on the Notes are payable on a quarterly basis.
Dividends. We paid a quarterly cash dividend of $0.09 per share of common stock in each of the first two quarters of 2019, resulting in aggregate dividend payments of $5.2 million during the twenty-six weeks ended June 29, 2019. On July 31, 2019, the Company’s Board of Directors approved a dividend of $0.11 per share, to be paid on September 13, 2019 to stockholders of record as of August 30, 2019, totaling approximately $3.2 million.
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
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of June 29, 2019.
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
Special Note Regarding Forward-Looking Statements
This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, trends, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements can generally by identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements are accompanied by such terms. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks, and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements.
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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for fresh bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 28.1% and 25.9% of our company-owned restaurant cost of sales during the twenty-six weeks ended June 29, 2019 and June 30, 2018, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.6 million during the twenty-six weeks ended June 29, 2019. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing arrangements with our suppliers, these arrangements cover our physical commodity needs, are not net-settled, and are accounted for as normal purchases.
Interest Rate Risk. As discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation” under “Liquidity and Capital Resources,” the Company entered into a securitized financing facility on November 14, 2018, issuing $320.0 million of Class A-2 Notes. The proceeds from the Class A-2 Notes were used to repay all amounts outstanding on the 2018 Facility, to pay transaction costs, for general corporate purposes, and for the payment of a special dividend. Concurrently, the Company issued the Variable Funding Notes, which permit borrowings of up to $20.0 million and may be used to issue letters of credit. The final legal maturity date of the Notes is in 2048; however, the anticipated repayment date of the Notes is December 2023. The 2018 Facility was canceled upon repayment of all outstanding amounts thereunder in connection with the closing of our securitized financing transaction.
Our long-term debt, including the current portion, consisted entirely of the $319.2 million outstanding under the Notes as of June 29, 2019 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure has reduced the Company’s exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may in the future need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the Variable Funding Notes; however, the Company had no outstanding borrowings under its Variable Funding Notes, with $4.0 million of letters of credit outstanding, as of June 29, 2019.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2019, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

10.1
Commercial Contract of Sale, by and between Westerman Realty Interests, LLC and Wingstop Restaurants Inc., dated as of June 19, 2019, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.

10.2†
Letter Agreement between Wingstop Inc. and Darryl R. Marsch, dated June 14, 2019, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 18, 2019 and incorporated herein by reference.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101 INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished, not filed.
† Indicates management agreement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wingstop Inc.
(Registrant)

Date:	August 1, 2019	By:	/s/ Charles R. Morrison
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 1, 2019	By:	/s/ Michael J. Skipworth
Chief Financial Officer
(Principal Financial and Accounting Officer)