Form 10-Q
period 2019-09-28
Wingstop Inc.
filed 2019-10-30
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On October 29, 2019 there were 29,453,374 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	September 28, 2019	December 29, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,472	$12,493
Restricted cash	4,842	4,462
Accounts receivable, net	5,859	5,764
Prepaid expenses and other current assets	3,540	2,056
Advertising fund assets, restricted	8,470	5,131
Total current assets	32,183	29,906
Property and equipment, net	27,291	8,338
Goodwill	50,172	49,655
Trademarks	32,700	32,700
Customer relationships, net	13,241	14,233
Other non-current assets	12,480	4,917
Total assets	$168,067	$139,749
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$2,359	$2,750
Other current liabilities	17,962	16,201
Current portion of debt	8,200	2,400
Advertising fund liabilities	8,470	5,131
Total current liabilities	36,991	26,482
Long-term debt, net	308,081	309,374
Deferred revenues, net of current	22,058	21,885
Deferred income tax liabilities, net	4,355	4,866
Other non-current liabilities	8,157	1,972
Total liabilities	379,642	364,579
Commitments and contingencies (see Note 9)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,453,374 and 29,296,939 shares issued and outstanding as of September 28, 2019 and December 29, 2018, respectively	295	293
Additional paid-in-capital	337	1,036
Accumulated deficit	(212,207)	(226,159)
Total stockholders' deficit	(211,575)	(224,830)
Total liabilities and stockholders' deficit	$168,067	$139,749

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue:
Royalty revenue, franchise fees and other	$21,876	$17,787	$64,391	$52,772
Advertising fees and related income	14,056	8,614	40,753	25,574
Company-owned restaurant sales	13,943	11,845	41,346	34,326
Total revenue	49,875	38,246	146,490	112,672
Costs and expenses:
Cost of sales (1)	10,339	8,040	30,642	23,182
Advertising expenses	12,652	8,431	38,359	25,283
Selling, general and administrative	13,527	10,285	39,463	31,196
Depreciation and amortization	1,408	1,134	4,019	3,163
Total costs and expenses	37,926	27,890	112,483	82,824
Operating income	11,949	10,356	34,007	29,848
Interest expense, net	4,243	2,545	12,952	6,623
Income before income tax expense	7,706	7,811	21,055	23,225
Income tax expense	1,801	1,518	3,626	3,925
Net income	$5,905	$6,293	$17,429	$19,300

Earnings per share
Basic	$0.20	$0.21	$0.59	$0.66
Diluted	$0.20	$0.21	$0.59	$0.65

Weighted average shares outstanding
Basic	29,449	29,284	29,401	29,210
Diluted	29,696	29,584	29,667	29,561

Dividends per share	$0.11	$0.09	$0.29	$3.40

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirty-Nine Weeks Ended September 29, 2018
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 30, 2017	29,092,669	$291	$262	$(58,971)	$(58,418)
Net income	—	—	—	6,168	6,168
Issuance of common stock	41,159	1	(1)	—	—
Exercise of stock options	25,182	—	165	—	165
Tax payments for restricted stock upon vesting	(3,187)	—	—	(142)	(142)
Stock-based compensation expense	—	—	514	—	514
Dividends paid	—	—	(895)	(93,902)	(94,797)
Balance at March 31, 2018	29,155,823	292	45	(146,847)	(146,510)
Net income	—	—	—	6,839	6,839
Issuance of common stock	5,105	—	—	—	—
Exercise of stock options	110,615	1	289	—	290
Stock-based compensation expense	—	—	742	—	742
Dividends paid	—	—	(1,038)	(1,020)	(2,058)
Balance at June 30, 2018	29,271,543	293	38	(141,028)	(140,697)
Net income	—	—	—	6,293	6,293
Issuance of common stock	4,178	—	—	—	—
Exercise of stock options	21,130	—	51	—	51
Tax payments for restricted stock upon vesting	(804)	—	—	(40)	(40)
Stock-based compensation expense	—	—	756	—	756
Dividends paid	—	—	(745)	(1,877)	(2,622)
Balance at September 29, 2018	29,296,047	$293	$100	$(136,652)	$(136,259)

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirty-Nine Weeks Ended September 28, 2019
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 29, 2018	29,296,939	$293	$1,036	$(226,159)	$(224,830)
Adjustment for ASC 842 adoption	—	—	—	154	154
Net income	—	—	—	6,606	6,606
Issuance of common stock	60,683	1	(1)	—	—
Exercise of stock options	54,253	—	158	—	158
Tax payments for restricted stock upon vesting	(12,469)	—	—	(833)	(833)
Stock-based compensation expense	—	—	838	—	838
Dividends paid	—	—	(1,825)	(746)	(2,571)
Balance at March 30, 2019	29,399,406	294	206	(220,978)	(220,478)
Net income	—	—	—	4,918	4,918
Issuance of common stock	12,339	—	—	—	—
Exercise of stock options	33,439	1	147	—	148
Tax payments for restricted stock upon vesting	(2,456)	—	—	(226)	(226)
Stock-based compensation expense	—	—	1,928	—	1,928
Dividends paid	—	—	(1,389)	(1,269)	(2,658)
Balance at June 29, 2019	29,442,728	295	892	(217,555)	(216,368)
Net income	—	—	—	5,905	5,905
Issuance of common stock	2,733	—	—	—	—
Exercise of stock options	8,827	—	174	—	174
Tax payments for restricted stock upon vesting	(914)	—	—	(84)	(84)
Stock-based compensation expense	—	—	2,043	—	2,043
Dividends paid	—	—	(2,772)	(473)	(3,245)
Balance at September 28, 2019	29,453,374	$295	$337	$(212,207)	$(211,575)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018

Operating activities
Net income	$17,429	$19,300
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,019	3,163
Deferred income taxes	(555)	(278)
Stock-based compensation expense	4,809	2,012
Amortization of debt issuance costs	1,179	265
Changes in operating assets and liabilities:
Accounts receivable	(188)	649
Prepaid expenses and other assets	(979)	(280)
Advertising fund assets and liabilities, net	3,164	4,457
Accounts payable and other current liabilities	(1,014)	587
Deferred revenue	528	877
Other non-current liabilities	194	(129)
Cash provided by operating activities	28,586	30,623

Investing activities
Purchases of property and equipment	(21,082)	(2,883)
Acquisition of restaurant from franchisee	(1,229)	(5,996)
Cash used in investing activities	(22,311)	(8,879)

Financing activities
Proceeds from exercise of stock options	480	506
Borrowings of long-term debt	5,000	231,108
Repayments of long-term debt	(1,600)	(149,500)
Payment of deferred financing costs	(15)	(782)
Tax payments for restricted stock upon vesting	(1,143)	(182)
Dividends paid	(8,474)	(99,476)
Cash used in financing activities	(5,752)	(18,326)

Net change in cash, cash equivalents, and restricted cash	523	3,418
Cash, cash equivalents, and restricted cash at beginning of period	20,940	6,392
Cash, cash equivalents, and restricted cash at end of period	$21,463	$9,810

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation
Basis of Presentation
Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of September 28, 2019, 1,169 franchised restaurants were in operation domestically, and 141 franchised restaurants were in operation internationally. As of September 28, 2019, the Company owned and operated 30 restaurants.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Balance sheet amounts are as of September 28, 2019 and December 29, 2018, and operating results are for the thirteen and thirty-nine weeks ended September 28, 2019 and September 29, 2018.
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
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of September 28, 2019 and December 29, 2018 were as follows (in thousands):

	September 28, 2019	December 29, 2018
Cash and cash equivalents	$9,472	$12,493
Restricted cash	4,842	4,462
Restricted cash, included in Advertising fund assets, restricted	7,149	3,985
Total cash, cash equivalents, and restricted cash	$21,463	$20,940

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
The Company consolidates and reports all assets and liabilities of the Ad Fund as restricted assets and liabilities of the Ad Fund within current assets and current liabilities, respectively, in the Consolidated Balance Sheets. Ad Fund contributions, which were equal to 4% of gross sales for the thirty-nine weeks ended September 28, 2019 and 3% of gross sales for the thirty-nine weeks ended September 29, 2018, and Ad Fund expenditures are reported on a gross basis in the Consolidated Statements of Operations, which are largely offsetting and therefore do not impact our reported net income. Company-operated restaurants’ Ad Fund contributions are included in cost of sales in the Consolidated Statements of Operations.

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance also requires additional disclosures about leases. The Company adopted the requirements of the new standard as of the

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

first day of fiscal year 2019 using the modified retrospective approach without restating comparative periods. As part of our adoption, we elected the package of practical expedients, as well as the hindsight practical expedient, permitted under the new guidance, which, among other things, allowed the Company to continue utilizing historical classification of leases. In addition, we elected not to separate non-lease components for our real estate leases.
The adoption of the new standard resulted in the recording of a right-of-use asset of approximately $8.5 million and lease liabilities of approximately $10.3 million, and had an immaterial impact on retained earnings as of the beginning of fiscal year 2019. The standard did not materially impact our Consolidated Statements of Operations and had no impact on cash flows.
(2)    Earnings per Share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities convertible into, or other contracts to issue, common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of the exercise and vesting of stock options and restricted stock units, respectively, determined using the treasury stock method.
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Basic weighted average shares outstanding	29,449	29,284	29,401	29,210
Dilutive shares	247	300	266	351
Diluted weighted average shares outstanding	29,696	29,584	29,667	29,561

For the thirteen weeks ended September 28, 2019 and September 29, 2018, equity awards representing approximately 100 and 1,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
For the thirty-nine weeks ended September 28, 2019 and September 29, 2018, equity awards representing approximately 2,000 and 4,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Dividends
The Company’s Board of Directors declared a quarterly dividend of $0.09 per share of common stock in each of the first two quarters, and a quarterly dividend of $0.11 per share of common stock in the third quarter, resulting in aggregate dividends of $8.5 million, or $0.29 per share of common stock, being paid during the thirty-nine weeks ended September 28, 2019.
Subsequent to the end of the third quarter, on October 29, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.11 per share of common stock for stockholders of record as of November 29, 2019, to be paid on December 13, 2019, totaling approximately $3.2 million.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	September 28, 2019		December 29, 2018
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2018-1 Class A-2 Senior Secured Notes (1)	Level 2	$318,400	$334,629	$320,000	$320,000
2018-1 Class A-1 Variable Funding Senior Notes (2)	Level 2	$5,000	$5,000	$—	$—
(1) The fair value of the 2018-1 Class A-2 Senior Secured Notes was estimated using available market information.
(2) The fair value of the 2018-1 Class A-1 Variable Funding Senior Notes was estimated based on the borrowing rates currently available for variable rate loans obtained from third party lending institutions and approximated the book value of such 2018-1 Class A-1 Variable Funding Senior Notes.
The Company also measures certain non-financial assets (primarily long-lived assets, intangible assets, and goodwill) at fair value on a non-recurring basis in connection with its periodic evaluations of such assets for potential impairment.
(5)    Property and Equipment
On June 19, 2019, the Company entered into an agreement to purchase an office building for a purchase price of $18.3 million, which closed in the third quarter of 2019 and was funded with cash on hand. The building will be used for the Company’s headquarters and is in Addison, Texas.
The building is included in construction in process within Property and equipment, net on the Consolidated Balance Sheet and will begin depreciating when the build out of the headquarters is complete and the assets are ready for their intended use, which we currently estimate to be at the beginning of fiscal year 2021.
(6)    Income Taxes
Income tax expense and the effective tax rate were $1.8 million and 23.4%, respectively, for the thirteen weeks ended September 28, 2019, and $1.5 million and 19.4%, respectively, for the thirteen weeks ended September 29, 2018. Income tax expense and the effective tax rate were $3.6 million and 17.2%, respectively, for the thirty-nine weeks ended September 28, 2019, and $3.9 million and 16.9%, respectively, for the thirty-nine weeks ended September 29, 2018.
Income tax expense for the thirteen and thirty-nine weeks ended September 28, 2019 includes $0.1 million and $1.9 million, respectively, in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation, compared to $0.3 million and $1.8 million of tax benefits recognized in the thirteen and thirty-nine weeks ended September 29, 2018, respectively.
(7)    Debt Obligations
On November 14, 2018, Wingstop Funding LLC (the “Issuer”), a limited-purpose, bankruptcy-remote, wholly owned indirect subsidiary of Wingstop Inc., issued $320 million of its Series 2018-1 4.97% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”). Interest and principal are payable on a quarterly basis, and the Class A-2 Notes have an anticipated repayment date of December 2023.
In addition, the Issuer issued Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which permit borrowings of up to a maximum principal amount of $20 million, which may be used to borrow amounts on a revolving basis and to issue letters of credit. As of September 28, 2019, there were borrowings of $5.0 million under the Variable Funding Notes, which were used for general corporate purposes. There were no borrowings outstanding under the Variable Funding Notes as of December 29, 2018. Further, as of September 28, 2019 and December 29, 2018, $4.0 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the base indenture and related supplemental indenture. There were no amounts drawn down on the letter of credit as of September 28, 2019 or December 29, 2018.
Borrowings under the Variable Funding Notes accrue interest at a variable rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin, as more fully set forth in the Variable Funding Note Purchase Agreement, dated November 14,

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

2018. There is a commitment fee on the unused portion of the Variable Funding Notes facility, which is 50 basis points, based on the utilization under the Variable Funding Notes facility. Interest is payable on a quarterly basis and accrues on a weekly basis. The weighted average interest rate for the Variable Funding Notes was 4.35% as of September 28, 2019.
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
The Notes are subject to a series of financial and non-financial covenants and restrictions. As of September 28, 2019, the Company was in compliance with all such financial covenants.
As of September 28, 2019, the scheduled principal payments on the Class A-2 Notes were as follows (in thousands):

Remainder of fiscal year 2019	$5,800
Fiscal year 2020	3,200
Fiscal year 2021	3,200
Fiscal year 2022	3,200
Fiscal year 2023	308,000
Total	$323,400

(8)    Leases
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
Components of lease expense are as follows (in thousands):

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	September 28, 2019	September 28, 2019
Operating lease cost (a)	$532	$1,561
Variable lease cost (b)	127	378
Total lease cost	$659	$1,939
(a) Includes short-term leases, which are immaterial.
(b) Primarily related to adjustments for inflation, common area maintenance, and property tax.
Supplemental cash flow information related to leases is as follows (dollar amounts in thousands):

Thirty-Nine Weeks Ended
September 28, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,658
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$832

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	September 28, 2019
Right-of-use assets	Other non-current assets	$8,137
Current lease liabilities	Other current liabilities	1,933
Non-current lease liabilities	Other non-current liabilities	7,910

Weighted average lease term and discount rate information related to leases is as follows:

Thirty-Nine Weeks Ended
September 28, 2019
Weighted average remaining lease term of operating leases	5.3 years
Weighted average discount rate of operating leases	4.82%

Maturities of lease liabilities by fiscal year are as follows (in thousands):

Remainder of fiscal year 2019	$586
Fiscal year 2020	2,351
Fiscal year 2021	2,145
Fiscal year 2022	1,943
Fiscal year 2023	1,666
Thereafter	2,447
Total lease payments	11,138
Less: imputed interest	(1,295)
Present value of lease liabilities	$9,843

As of December 29, 2018, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Fiscal year 2019	$2,181
Fiscal year 2020	2,214
Fiscal year 2021	2,005
Fiscal year 2022	1,800
Fiscal year 2023	1,523
Thereafter	2,145
Total	$11,868

(9)    Commitments and Contingencies
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(10)    Stock-Based Compensation
Stock-based compensation is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized $4.8 million in stock-based compensation expense for the thirty-nine weeks ended September 28, 2019, with a corresponding increase to additional paid-in-capital. Stock-based compensation expense is included in selling, general and administrative expense in the Consolidated Statements of Operations.
Stock Options
The following table summarizes stock option activity (in thousands, except term and per share data):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 29, 2018	236	$6.04	$13,848	4.8
Options granted	—	—
Options exercised	(97)	4.97
Options canceled	(4)	26.21
Outstanding - September 28, 2019	135	$5.78	$10,979	4.0

The total grant-date fair value of stock options vested during the thirty-nine weeks ended September 28, 2019 was $0.5 million. The total intrinsic value of stock options exercised during the thirty-nine weeks ended September 28, 2019 was $6.7 million. As of September 28, 2019, total unrecognized compensation expense related to unvested stock options was $0.1 million, which is expected to be recognized over a weighted-average period of 0.4 years. During the thirty-nine weeks ended September 28, 2019, there was a modification to certain awards resulting in additional compensation expense of $0.2 million.
Restricted Stock Units and Performance Stock Units
The following table summarizes activity related to restricted stock units (“RSUs”) and performance stock units (“PSUs”) (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 29, 2018	103	$36.18	130	$40.46
Units granted	47	68.40	46	67.96
Units vested	(45)	39.61	(26)	44.15
Units canceled	(22)	47.70	(21)	50.48
Outstanding - September 28, 2019	83	$52.78	129	$50.01

The fair value of the Company’s RSUs and PSUs is based on the closing market price of the stock on the date of grant. The RSUs granted during the thirty-nine weeks ended September 28, 2019 vest over a three-year service period. As of September 28, 2019, total unrecognized compensation expense related to unvested RSUs was $3.3 million, which is expected to be recognized over a weighted-average period of 1.7 years.
The PSUs vest based on the outcome of certain performance criteria. For the PSUs granted during the thirty-nine weeks ended September 28, 2019, the amount of units that can be earned range from 0% to 100% of the number of PSUs granted based on a service condition and a performance vesting condition based on the achievement of certain adjusted EBITDA targets, as defined by the Company’s Omnibus Incentive Compensation Plan, over a performance period of one to three years. The compensation expense related to these PSUs is recognized over the vesting period when the achievement of the performance conditions becomes probable. The total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest. As of September 28, 2019, total unrecognized compensation expense related to unvested PSUs was $3.9 million. During the thirty-nine weeks ended September 28, 2019, there was a modification to certain awards resulting in additional compensation expense of $0.7 million.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Restricted Stock Awards
The fair value of the unvested restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. As of September 28, 2019, total unrecognized compensation expense related to unvested restricted stock awards was $0.6 million, which will be recognized over a weighted average period of approximately 1.6 years.
(11)    Business Segments
The Company’s business operates in two segments: the “Franchise” segment and the “Company” segment. The Franchise segment consists of domestic and international franchise restaurants, which represent the majority of our system-wide restaurants. As of September 28, 2019, the Franchise segment consisted of 1,310 restaurants operated by Wingstop franchisees in the United States and international markets, compared to 1,189 franchised restaurants in operation as of September 29, 2018. Franchise segment revenue consists primarily of franchise royalty revenue, advertising fee revenue, franchise and development fees revenue, and international territory fees.
As of September 28, 2019, the Company segment consisted of 30 company-owned restaurants located in the United States, compared to 26 company-owned restaurants as of September 29, 2018. Company segment revenue is comprised of food and beverage sales at company-owned restaurants. Company segment expenses consist of operating expenses at company-owned restaurants and include food, beverage, labor, benefits, utilities, rent, and other operating costs.
The following table reflects revenue and profit information with respect to each segment and reconciles segment profits to income before taxes (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue:
Franchise segment	$35,932	$26,401	$105,144	$78,346
Company segment	13,943	11,845	41,346	34,326
Total segment revenue	$49,875	$38,246	$146,490	$112,672

Segment Profit:
Franchise segment	$9,631	$7,663	$27,107	$23,418
Company segment	2,318	2,693	6,900	7,892
Total segment profit	11,949	10,356	34,007	31,310
Corporate and other (1)	—	—	—	1,462
Interest expense, net	4,243	2,545	12,952	6,623
Income before taxes	$7,706	$7,811	$21,055	$23,225

(1) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of transaction costs associated with the refinancings of our credit agreement and payment of a special dividend.
(12)    Restaurant Acquisition
On August 22, 2019, the Company acquired one existing restaurant from a franchisee. The total purchase price was $1.2 million, which was funded by cash flows from operations.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the preliminary allocations of the purchase price to the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Purchase Price Allocation
Working capital	$3
Property and equipment	99
Reacquired franchise rights	610
Goodwill	517
Total purchase price	$1,229

The estimates of fair value are preliminary, and are therefore subject to further refinement. The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill and is attributable to the benefits expected as a result of the acquisition, including sales and unit growth opportunities. As of September 28, 2019, $0.5 million of the goodwill from the acquisition is expected to be deductible for federal income tax purposes.
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
(13)    Revenue from Contracts with Customers
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
The following table represents a disaggregation of revenue from contracts with customers for the thirteen and thirty-nine weeks ended September 28, 2019 and September 29, 2018 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Royalty revenue	$19,065	$15,461	$55,409	$45,797
Advertising fees and related income	14,056	8,614	40,753	25,574
Franchise fees	875	656	3,396	1,959

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen and thirty-nine weeks ended September 28, 2019 was included in the deferred revenue balance as of December 29, 2018. Approximately $8.5 million and $9.2 million of deferred revenue as of September 28, 2019 and December 29, 2018, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.3 years. The Company does not have any material contract assets as of September 28, 2019.

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

We offer our guests 11 bold, distinctive and craveable flavors on our bone-in and boneless chicken wings and tenders that are always cooked to order and paired with our fresh-cut, seasoned fries and freshly-made ranch and bleu cheese dips. Our menu is highly-customizable for different dining occasions, and we believe it delivers a compelling value proposition for groups, families, and individuals. We have broad and growing consumer appeal anchored by a sought after core demographic of 18-34 year old Millennials, which we believe is a loyal consumer group that dines at fast casual restaurants more frequently than other consumer groups.

Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of September 28, 2019, we had a total of 1,340 restaurants in our system. Our restaurant base is 98% franchised, with 1,310 franchised locations (including 141 international locations) and 30 company-owned restaurants as of September 28, 2019.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Domestic Franchised Activity:
Beginning of period	1,139	1,040	1,095	1,004
Openings	31	21	80	64
Closures	—	(2)	(5)	(6)
Acquired by Company	(1)	—	(1)	(3)
Restaurants end of period	1,169	1,059	1,169	1,059

Domestic Company-Owned Activity:
Beginning of period	29	26	29	23
Openings	—	—	—	—
Closures	—	—	—	—
Acquired from franchisees	1	—	1	3
Restaurants end of period	30	26	30	26

Total Domestic Restaurants	1,199	1,085	1,199	1,085

International Franchised Activity:
Beginning of period	135	122	128	106
Openings	7	8	18	24
Closures	(1)	—	(5)	—
Restaurants end of period	141	130	141	130

Total System-wide Restaurants	1,340	1,215	1,340	1,215
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
The following table sets forth our key performance indicators as well as our total revenue and net income for the thirteen and thirty-nine weeks ended September 28, 2019 and September 29, 2018 (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Number of system-wide restaurants open at end of period	1,340	1,215	1,340	1,215
System-wide sales (1)	$383,469	$315,312	$1,117,341	$933,250
Domestic restaurant AUV	$1,219	$1,131	$1,219	$1,131
Domestic same store sales growth	12.3%	6.3%	10.7%	6.7%
Company-owned domestic same store sales growth	11.9%	5.0%	10.1%	6.8%
Total revenue	$49,875	$38,246	$146,490	$112,672
Net income	$5,905	$6,293	$17,429	$19,300
Adjusted EBITDA (2)	$15,400	$12,246	$42,835	$36,485

(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.7% and 3.8% for the thirteen weeks ended September 28, 2019 and September 29, 2018, respectively, and was 3.8% and 3.7% for the thirty-nine weeks ended September 28, 2019 and September 29, 2018, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
We define “EBITDA” as net income before interest expense, net, income tax expense, and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for transaction costs, gains and losses on the disposal of assets, and stock-based compensation expense. There were no gains or losses on disposal of assets during the thirteen and thirty-nine weeks ended September 28, 2019 and September 29, 2018. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations on a period-over-period basis and would ordinarily add back non-cash expenses such as depreciation and amortization, as well as items that are not part of normal day-to-day operations of our business.
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
The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 28, 2019 and September 29, 2018 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$5,905	$6,293	$17,429	$19,300
Interest expense, net	4,243	2,545	12,952	6,623
Income tax expense	1,801	1,518	3,626	3,925
Depreciation and amortization	1,408	1,134	4,019	3,163
EBITDA	$13,357	$11,490	$38,026	$33,011
Additional adjustments:
Transaction costs (a)	—	—	—	1,462
Stock-based compensation expense (b)	2,043	756	4,809	2,012
Adjusted EBITDA	$15,400	$12,246	$42,835	$36,485

(a) Represents costs and expenses related to the refinancing of the senior secured credit facility dated June 30, 2016 and payment of a special dividend; all transaction costs are included in selling, general and administrative expenses (“SG&A”).
(b) Includes non-cash, stock-based compensation.

Results of Operations
Thirteen Weeks Ended September 28, 2019 compared to Thirteen Weeks Ended September 29, 2018
The following table sets forth our results of operations for the thirteen weeks ended September 28, 2019 and September 29, 2018 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	September 28, 2019	September 29, 2018	$	%
Revenue:
Royalty revenue, franchise fees and other	$21,876	$17,787	$4,089	23.0%
Advertising fees and related income	14,056	8,614	5,442	63.2%
Company-owned restaurant sales	13,943	11,845	2,098	17.7%
Total revenue	49,875	38,246	11,629	30.4%
Costs and expenses:
Cost of sales (1)	10,339	8,040	2,299	28.6%
Advertising expenses	12,652	8,431	4,221	50.1%
Selling, general and administrative	13,527	10,285	3,242	31.5%
Depreciation and amortization	1,408	1,134	274	24.2%
Total costs and expenses	37,926	27,890	10,036	36.0%
Operating income	11,949	10,356	1,593	15.4%
Interest expense, net	4,243	2,545	1,698	66.7%
Income before income tax expense	7,706	7,811	(105)	(1.3)%
Income tax expense	1,801	1,518	283	18.6%
Net income	$5,905	$6,293	$(388)	(6.2)%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
Total revenue. During the thirteen weeks ended September 28, 2019, total revenue was $49.9 million, an increase of $11.6 million, or 30.4%, compared to $38.2 million in the comparable period in 2018.
Royalty revenue, franchise fees and other. During the thirteen weeks ended September 28, 2019, royalty revenue, franchise fees and other was $21.9 million, an increase of $4.1 million, or 23.0%, compared to $17.8 million in the comparable period in 2018. Royalty revenue increased due to 121 net franchise restaurant openings since September 29, 2018 and domestic same store sales growth of 12.3%.
Advertising fees and related income. During the thirteen weeks ended September 28, 2019, advertising fees and related income was $14.1 million, an increase of $5.4 million, compared to $8.6 million in the comparable period in 2018. Advertising fees increased primarily due to the increase in the Ad Fund contribution rate from 3% to 4% of gross sales beginning in fiscal year 2019 as well as the 21.6% increase in system-wide sales in the thirteen weeks ended September 28, 2019 compared to the thirteen weeks ended September 29, 2018.
Company-owned restaurant sales. During the thirteen weeks ended September 28, 2019, company-owned restaurant sales were $13.9 million, an increase of $2.1 million, or 17.7%, compared to $11.8 million in the comparable period in 2018. The increase was primarily due to company-owned same store sales growth of 11.9%, which was primarily driven by an increase in transactions, and the acquisition of four franchised restaurants since the prior year comparable period, resulting in additional sales of $0.7 million.
Cost of sales. During the thirteen weeks ended September 28, 2019, cost of sales was $10.3 million, an increase of $2.3 million, or 28.6%, compared to $8.0 million in the comparable period in 2018. Cost of sales as a percentage of company-owned restaurant sales was 74.2% in the thirteen weeks ended September 28, 2019, compared to 67.9% in the comparable period in 2018.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	September 28, 2019		September 29, 2018
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	$5,162	37.0%	$3,926	33.1%
Labor costs	3,098	22.2%	2,621	22.1%
Other restaurant operating expenses	2,456	17.6%	1,795	15.2%
Vendor rebates	(377)	(2.7)%	(302)	(2.5)%
Total cost of sales	$10,339	74.2%	$8,040	67.9%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 37.0% in the thirteen weeks ended September 28, 2019, compared to 33.1% in the comparable period in 2018. The increase was primarily due to a 22.7% increase in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 22.2% for the thirteen weeks ended September 28, 2019, compared to 22.1% in the comparable period in 2018. The increase as a percentage of company-owned restaurant sales was due primarily to labor associated with the three franchised restaurants that we acquired in the fiscal fourth quarter of 2018 as these newer restaurants operate at lower AUVs than our other company-owned restaurants. This increase was largely offset by the increase in company-owned same store sales of 11.9%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 17.6% for the thirteen weeks ended September 28, 2019, compared to 15.2% in the comparable period in 2018. The increase as a percentage of company-owned restaurant sales was due to an increase in the Ad Fund contribution rate from 3% to 4% of gross sales beginning in fiscal year 2019, an increase in third-party delivery fees due to the completion of the launch of delivery at all company-owned restaurants in the second quarter of 2019, as well as other restaurant operating expenses associated with the three franchised restaurants that we acquired in the fiscal fourth quarter of 2018 as these newer restaurants operate at lower AUVs than our other company-owned restaurants. This increase was slightly offset by the increase in company-owned same store sales of 11.9%.
Advertising expenses. During the thirteen weeks ended September 28, 2019, advertising expenses were $12.7 million, an increase of $4.2 million compared to $8.4 million in the comparable period in 2018, primarily due to the Ad Fund contribution rate increasing from 3% to 4% of gross sales beginning in fiscal year 2019. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
 Selling, general and administrative. During the thirteen weeks ended September 28, 2019, SG&A expense was $13.5 million, an increase of $3.2 million compared to $10.3 million in the comparable period in 2018. The increase in SG&A expense was due to approximately $1.4 million associated with additional expenses to support our continued investment in our national advertising campaign, which was offset by advertising contributions recorded in advertising fees and related income, as well as $1.3 million in additional stock-based compensation which was recognized due to the Company’s year-to-date performance.
Depreciation and amortization. During the thirteen weeks ended September 28, 2019, depreciation expense was $1.4 million, an increase of $0.3 million compared to $1.1 million in the comparable period in 2018. The increase in depreciation and amortization was primarily due to additional capital expenditures related to investments in technology.
Interest expense, net. During the thirteen weeks ended September 28, 2019, interest expense was $4.2 million, an increase of $1.7 million compared to $2.5 million in the comparable period in 2018. The increase was primarily due to a higher average outstanding debt balance and applicable interest rate related to our securitized debt facility.
Income tax expense. Income tax expense was $1.8 million in the thirteen weeks ended September 28, 2019, yielding an effective tax rate of 23.4%, compared to an effective tax rate of 19.4% in the prior year. The increase in the effective tax rate was due to $0.1 million in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation in income tax expense in the current fiscal quarter compared to $0.3 million of excess tax benefits in the prior year period.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	September 28, 2019	September 29, 2018	$	%
Revenue:
Franchise segment	$35,932	$26,401	$9,531	36.1%
Company segment	13,943	11,845	2,098	17.7%
Total segment revenue	$49,875	$38,246	$11,629	30.4%

Segment Profit:
Franchise segment	$9,631	$7,663	$1,968	25.7%
Company segment	2,318	2,693	(375)	(13.9)%
Total segment profit	$11,949	$10,356	$1,593	15.4%
Franchise segment. During the thirteen weeks ended September 28, 2019, franchise segment revenue was $35.9 million, an increase of $9.5 million, or 36.1%, compared to $26.4 million in the comparable period in 2018. Royalty revenue increased $3.6 million due to 121 net franchise restaurant openings since September 29, 2018 and domestic same store sales growth of 12.3%. Advertising fees and related income increased $5.4 million primarily due to the increase in the Ad Fund contribution rate from 3% to 4% of gross sales beginning in fiscal year 2019 as well as the increase in system-wide sales in the thirteen weeks ended September 28, 2019 compared to the thirteen weeks ended September 29, 2018.
During the thirteen weeks ended September 28, 2019, franchise segment profit was $9.6 million, an increase of $2.0 million, or 25.7%, compared to $7.7 million in the comparable period in 2018, primarily due to the growth in franchise segment revenue of $9.5 million, which was offset by an increase of $4.2 million in advertising expenses and an increase of $3.2 million in SG&A expenses related to investments to support our national advertising campaign and increased stock-based compensation due to the Company’s year-to-date performance.
Company segment. During the thirteen weeks ended September 28, 2019, company-owned restaurant sales were $13.9 million, an increase of $2.1 million, or 17.7%, compared to $11.8 million in the comparable period in 2018. The increase was primarily due to an increase in company-owned same store sales of 11.9%, which was primarily driven by an increase in transactions, and the acquisition of four franchised restaurants since the prior year comparable period, resulting in additional sales of $0.7 million.
During the thirteen weeks ended September 28, 2019, company segment profit was $2.3 million, a decrease of $0.4 million, or 13.9%, compared to $2.7 million in the comparable period in 2018. The decrease was primarily due to a 22.7% increase in the cost of bone-in chicken wings, an increase in the Ad Fund contribution rate from 3% to 4% of gross sales beginning in fiscal year 2019, and an increase in third-party delivery fees.

Thirty-Nine Weeks Ended September 28, 2019 compared to Thirty-Nine Weeks Ended September 29, 2018
The following table sets forth our results of operations for the thirty-nine weeks ended September 28, 2019 and September 29, 2018 (dollars in thousands):

	Thirty-Nine Weeks Ended		Increase / (Decrease)
	September 28, 2019	September 29, 2018	$	%
Revenue:
Royalty revenue, franchise fees and other	$64,391	$52,772	$11,619	22.0%
Advertising fees and related income	40,753	25,574	15,179	59.4%
Company-owned restaurant sales	41,346	34,326	7,020	20.5%
Total revenue	146,490	112,672	33,818	30.0%
Costs and expenses:
Cost of sales (1)	30,642	23,182	7,460	32.2%
Advertising expenses	38,359	25,283	13,076	51.7%
Selling, general and administrative	39,463	31,196	8,267	26.5%
Depreciation and amortization	4,019	3,163	856	27.1%
Total costs and expenses	112,483	82,824	29,659	35.8%
Operating income	34,007	29,848	4,159	13.9%
Interest expense, net	12,952	6,623	6,329	95.6%
Income before income tax expense	21,055	23,225	(2,170)	(9.3)%
Income tax expense	3,626	3,925	(299)	(7.6)%
Net income	$17,429	$19,300	$(1,871)	(9.7)%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
Total revenue. During the thirty-nine weeks ended September 28, 2019, total revenue was $146.5 million, an increase of $33.8 million, or 30.0%, compared to $112.7 million in the comparable period in 2018.
Royalty revenue, franchise fees and other. During the thirty-nine weeks ended September 28, 2019, royalty revenue, franchise fees and other was $64.4 million, an increase of $11.6 million, or 22.0%, compared to $52.8 million in the comparable period in 2018. Royalty revenue increased due to 121 net franchise restaurant openings since September 29, 2018 and domestic same store sales growth of 10.7%. Franchise fees increased $1.4 million primarily due to higher termination fees recognized in the first fiscal quarter of 2019.
Advertising fees and related income. During the thirty-nine weeks ended September 28, 2019, advertising fees and related income was $40.8 million, an increase of $15.2 million, compared to $25.6 million in the comparable period in 2018. Advertising fees increased primarily due to the increase in the Ad Fund contribution rate from 3% to 4% of gross sales beginning in fiscal year 2019 as well as the 19.7% increase in system-wide sales in the thirty-nine weeks ended September 28, 2019 compared to the thirty-nine weeks ended September 29, 2018.
Company-owned restaurant sales. During the thirty-nine weeks ended September 28, 2019, company-owned restaurant sales were $41.3 million, an increase of $7.0 million, compared to $34.3 million in the comparable period in 2018. The increase was primarily due to the acquisition of six franchised restaurants since the prior year comparable period resulting in additional sales of $3.4 million, as well as an increase in company-owned same store sales of 10.1%, which was primarily driven by an increase in transactions.
Cost of sales. During the thirty-nine weeks ended September 28, 2019, cost of sales was $30.6 million, an increase of $7.5 million, or 32.2%, compared to $23.2 million in the comparable period in 2018. Cost of sales as a percentage of company-owned restaurant sales was 74.1% in the thirty-nine weeks ended September 28, 2019 compared to 67.5% in the prior year period.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2019		September 29, 2018
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	$15,184	36.7%	$11,306	32.9%
Labor costs	9,314	22.5%	7,555	22.0%
Other restaurant operating expenses	7,289	17.6%	5,190	15.1%
Vendor rebates	(1,145)	(2.8)%	(869)	(2.5)%
Total cost of sales	$30,642	74.1%	$23,182	67.5%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 36.7% in the thirty-nine weeks ended September 28, 2019, compared to 32.9% in the comparable period in 2018. The increase was primarily due to a 21.1% increase in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 22.5% for the thirty-nine weeks ended September 28, 2019, compared to 22.0% in the comparable period in 2018. The increase was primarily due to investment in labor as well as training associated with the three franchised restaurants that we acquired in the fiscal fourth quarter of 2018 as we make investments to prepare these restaurants to be refranchised in a future period. This increase was offset by the increase in company-owned domestic same store sales of 10.1%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 17.6% for the thirty-nine weeks ended September 28, 2019, compared to 15.1% in the comparable period in 2018. The increase as a percentage of company-owned restaurant sales was due to an increase in the Ad Fund contribution rate from 3% to 4% of gross sales beginning in fiscal year 2019 and an increase in the amount of third-party delivery fees due to the completion of the launch of delivery at all company-owned restaurants in the second quarter of 2019, as well as investments associated with the three franchised restaurants that we acquired in the fiscal fourth quarter of 2018 as we prepare these restaurants to be refranchised in a future period. These increases were slightly offset by the increase in company-owned domestic same store sales of 10.1%.
Advertising expenses. During the thirty-nine weeks ended September 28, 2019, advertising expenses were $38.4 million, an increase of $13.1 million compared to $25.3 million in the comparable period in 2018 primarily due to the Ad Fund contribution rate increasing from 3% to 4% of gross sales beginning in fiscal year 2019. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
 Selling, general and administrative. During the thirty-nine weeks ended September 28, 2019, SG&A expense was $39.5 million, an increase of $8.3 million compared to $31.2 million in the comparable period in 2018. The increase in SG&A expense was primarily due to an increase of $2.8 million in stock-based compensation due to the modification of certain awards in the second fiscal quarter as well as additional compensation due to the Company’s year-to-date performance. Also contributing to the increase was approximately $2.4 million associated with additional expenses to support our continued investment in our national advertising campaign, $1.5 million in professional fees and $2.0 million in headcount related expenses to support the growth of our business. These year-over-year increases were offset by nonrecurring costs of $1.5 million incurred in the first quarter of 2018 related to our debt refinancing and payment of a special dividend.
Depreciation and amortization. During the thirty-nine weeks ended September 28, 2019, depreciation expense was $4.0 million, an increase of $0.9 million, compared to $3.2 million in the comparable period in 2018. The increase in depreciation and amortization was primarily due to additional capital expenditures related to investments in technology.
Interest expense, net. During the thirty-nine weeks ended September 28, 2019, interest expense was $13.0 million, an increase of $6.3 million compared to $6.6 million in the comparable period in 2018. The increase was primarily due to a higher average outstanding debt balance and applicable interest rate related to our securitized debt facility.
Income tax expense. Income tax expense was $3.6 million in the thirty-nine weeks ended September 28, 2019, yielding an effective tax rate of 17.2%, which was comparable to an effective tax rate of 16.9% in the prior year period.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the period presented (dollars in thousands):

	Thirty-Nine Weeks Ended		Increase / (Decrease)
	September 28, 2019	September 29, 2018	$	%
Revenue:
Franchise segment	$105,144	$78,346	$26,798	34.2%
Company segment	41,346	34,326	7,020	20.5%
Total segment revenue	$146,490	$112,672	$33,818	30.0%

Segment Profit:
Franchise segment	$27,107	$23,418	$3,689	15.8%
Company segment	6,900	7,892	(992)	(12.6)%
Total segment profit	$34,007	$31,310	$2,697	8.6%
Franchise segment. During the thirty-nine weeks ended September 28, 2019, franchise segment revenue was $105.1 million, an increase of $26.8 million, or 34.2%, compared to $78.3 million in the comparable period in 2018. Royalty revenue increased $9.6 million, primarily due to 121 net franchise restaurant openings since September 29, 2018 and domestic same store sales growth of 10.7%. Advertising fees and related income increased $15.2 million primarily due to the increase in the Ad Fund contribution rate from 3% to 4% of gross sales beginning in fiscal year 2019 as well as the 19.7% increase in system-wide sales in the thirty-nine weeks ended September 28, 2019 compared to the thirty-nine weeks ended September 29, 2018. Franchise fees increased $1.4 million primarily due to higher termination fees recognized in the first thirteen weeks of fiscal year 2019.
During the thirty-nine weeks ended September 28, 2019, franchise segment profit was $27.1 million, an increase of $3.7 million, or 15.8%, compared to $23.4 million in the comparable period in 2018, primarily due to the growth in franchise segment revenue, which was offset by an increase of $13.1 million in advertising expenses and an increase of $9.8 million in SG&A expenses related to increased stock-based compensation and investments to support our strategic initiatives and our national advertising campaign, which were offset by non-recurring costs of $1.5 million incurred in the first quarter of 2018.
Company segment. During the thirty-nine weeks ended September 28, 2019, company-owned restaurant sales were $41.3 million, an increase of $7.0 million, compared to $34.3 million in the comparable period in 2018. The increase was primarily due to the acquisition of six franchised restaurants since the prior year comparable period resulting in additional sales of $3.4 million and an increase in company-owned same store sales of 10.1%, which was primarily driven by an increase in transactions.
During the thirty-nine weeks ended September 28, 2019, company segment profit was $6.9 million, a decrease of $1.0 million, or 12.6%, compared to $7.9 million in the comparable period in 2018. The decrease was primarily due to a 21.1% increase in the cost of bone-in chicken wings, an increase in third-party delivery fees, and an increase in the Ad Fund contribution rate from 3% to 4% of gross sales beginning in fiscal year 2019.

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
The following table shows summary cash flows information for the thirty-nine weeks ended September 28, 2019 and September 29, 2018 (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2019	September 29, 2018
Net cash provided by (used in):
Operating activities	$28,586	$30,623
Investing activities	(22,311)	(8,879)
Financing activities	(5,752)	(18,326)
Net change in cash and cash equivalents	$523	$3,418
Operating activities. Our cash flows from operating activities are principally driven by sales at both franchise restaurants and company-owned restaurants, as well as franchise and development fees. We collect franchise royalties from our franchise owners on a weekly basis. Restaurant-level operating costs at our company-owned restaurants, unearned franchise and development fees, and corporate overhead costs also impact our cash flows from operating activities.
Net cash provided by operating activities was $28.6 million in the thirty-nine weeks ended September 28, 2019, a decrease of $2.0 million from cash provided by operations of $30.6 million in the thirty-nine weeks ended September 29, 2018. The decrease was primarily due to the timing of changes in working capital.
Investing activities. Our net cash used in investing activities was $22.3 million in the thirty-nine weeks ended September 28, 2019, an increase of $13.4 million from $8.9 million used in investing activities in the comparable period in 2018. The increase was primarily due to the purchase of a new corporate headquarters building for $18.3 million during the thirty-nine weeks ended September 28, 2019, offset by a decrease in cash used for restaurant acquisitions of $4.8 million.
Financing activities. Our net cash used in financing activities was $5.8 million in the thirty-nine weeks ended September 28, 2019, a decrease of $12.6 million from cash used in financing activities of $18.3 million in 2018. The decrease was due to the payment of a special dividend in the first quarter of 2018 totaling $92.7 million, offset by net borrowings of $81.6 million in the comparable period in 2018. These decreases were offset by an increase in the amount of our regular dividend, and principal payments associated with our securitized financing facility, offset by additional borrowings under our Variable Funding Notes (as defined below) of $5.0 million in the thirty-nine weeks ended September 28, 2019.
Securitized financing facility. On November 14, 2018, we entered into a securitized financing facility comprised of $320 million of Series 2018-1 4.97% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”) as well as a variable funding note facility of Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Notes”), which allow us to borrow up to $20 million as needed on a revolving basis. As of September 28, 2019, we had $5.0 million outstanding borrowings under the Variable Funding Notes, with $4.0 million letters of credit outstanding.
The Class A-2 Notes are subject to 1% annual amortization, bear interest at a fixed rate of 4.97% per annum, and have an anticipated repayment date of December 2023. Interest and principal payments on the Notes are payable on a quarterly basis.
Borrowings under the Variable Funding Notes accrue interest at a variable rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin, as more fully set forth in the Variable Funding Note Purchase Agreement, dated November 14, 2018. Interest is payable on a quarterly basis.

Dividends. The Company’s Board of Directors declared a quarterly dividend of $0.09 per share of common stock in each of the first two quarters, and a quarterly dividend of to $0.11 per share of common stock in the third quarter, resulting in aggregate dividends of $8.5 million, or $0.29 per share of common stock, being paid during the thirty-nine weeks ended September 28, 2019.
Subsequent to the end of the third quarter, on October 29, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.11 per share of common stock for stockholders of record as of November 29, 2019, to be paid on December 13, 2019, totaling approximately $3.2 million.
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
Contractual Obligations
There have been no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report. For additional information regarding our long-term debt and our commitments and contingencies, see Note 10, Debt Obligations and Note 11, Commitments and Contingencies in the Annual Report and the corresponding Notes 7 and 9 in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements or obligations as of September 28, 2019.
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

Such risks and other factors include those listed in Item 1A., “Risk Factors,” and elsewhere in this report, including the following factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements:

•	our ability to effectively implement our growth strategy;

•	risks associated with changes in food and supply costs;

•	our relationships with, and the performance of, our franchisees, as well as actions by franchisees that could harm our business;

•	our ability to identify, recruit and contract with a sufficient number of qualified franchisees;

•	risks associated with food safety, food-borne illness and other health concerns;

•	our ability to successfully expand into new markets;

•	our ability to effectively compete within our industry;

•	risks associated with interruptions in our supply chain;

•	risks associated with our future performance and operating results falling below the expectations of securities analysts and investors;

•	risks associated with data privacy, cyber security, and the use and implementation of information technology;

•	risks associated with our increasing dependence on digital commerce platforms and third-party delivery service providers;

•	uncertainty in the law with respect to the assignment of liabilities in the franchise business model;

•	risks associated with litigation against us or our franchisees;

•	our ability to successfully advertise and market our business;

•	risks associated with changes in customer preferences and perceptions;

•	our ability to comply with government regulations relating to food products and franchising, including increased costs associated with new or changing regulations;

•	risks associated with the geographic concentration of our business;

•	our ability to maintain adequate insurance coverage for our business;

•	risks associated with damage to our reputation or lack of acceptance of our brand in existing or new markets;

•	our ability to comply with the terms of our securitized debt financing and generate sufficient cash flows to satisfy our significant debt service obligations thereunder;

•	our ability to attract and retain our executive officers and other key employees; and

•	our ability to protect our intellectual property, including trademarks and trade secrets.

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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for fresh bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 28.4% and 25.6% of our company-owned restaurant cost of sales during the thirty-nine weeks ended September 28, 2019 and September 29, 2018, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.9 million during the thirty-nine weeks ended September 28, 2019. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing arrangements with our suppliers, these arrangements cover our physical commodity needs, are not net-settled, and are accounted for as normal purchases.
Interest Rate Risk. As discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation” under “Liquidity and Capital Resources,” the Company entered into a securitized financing facility on November 14, 2018, issuing $320 million of Class A-2 Notes. The proceeds from the Class A-2 Notes were used to repay all amounts outstanding on the 2018 Facility, to pay transaction costs, for general corporate purposes, and for the payment of a special dividend. Concurrently, the Company issued the Variable Funding Notes, which permit borrowings of up to $20 million and may be used to issue letters of credit. The final legal maturity date of the Notes is in 2048; however, the anticipated repayment date of the Notes is December 2023. The 2018 Facility was canceled upon repayment of all outstanding amounts thereunder in connection with the closing of our securitized financing transaction.
The Company is exposed to interest rate risk on borrowings under the Variable Funding Notes. As of September 28, 2019, the Company had borrowings of $5.0 million under the Variable Funding Notes and $4.0 million of letters of credit outstanding. A hypothetical increase or decrease of 100 basis points on our existing variable rate under the Variable Funding Notes would not materially affect our results of operations or cash flows.
The majority of our long-term debt, including the related current portion, consisted of the $318.4 million outstanding under the Class A-2 Notes as of September 28, 2019 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s fixed rate securitized debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2019, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101 INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

* Filed herewith.
** Furnished, not filed.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wingstop Inc.
(Registrant)

Date:	October 30, 2019	By:	/s/ Charles R. Morrison
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2019	By:	/s/ Michael J. Skipworth
Chief Financial Officer
(Principal Financial and Accounting Officer)