Form 10-K
period 2019-12-28
Wingstop Inc.
filed 2020-02-19
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
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

As of June 29, 2019, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was approximately $2.8 billion, based on the closing price of the registrant’s common stock on June 29, 2019, the last trading day of the registrant’s most recently completed second fiscal quarter.

As of February 18, 2020, there were 29,457,228 shares of common stock, par value of $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2020 annual meeting of shareholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 28, 2019, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
Throughout this document, Wingstop Inc. (NASDAQ: WING) is referred to as the "Company," "Wingstop," or in the first-person notations of "we," "us" and "our." References to our website addresses or the website addresses of third parties in this report do not constitute incorporation by reference of the information contained on such websites and should not be considered part of this document.

Cautionary Note Regarding Forward-Looking Statements
This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, trends, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements can generally by identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements are accompanied by such terms. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our expectations with respect to our future liquidity, expenses, and consumer appeal. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks, and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. Such risks and other factors include those listed in Item 1A., “Risk Factors,” and elsewhere in this report.
When considering forward-looking statements in this report or that we make in other reports or statements, you should keep in mind the cautionary statements in this report and future reports we file with the Securities and Exchange Commission (the "SEC"). New risks and uncertainties arise from time to time, and we cannot predict when they may arise or how they may affect us. Any forward-looking statement in this report speaks only as of the date on which it was made. Except as required by law, we assume no obligation to update or revise any forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

PART I

Item 1.	Business

Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with nearly 1,400 locations worldwide. We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings, boneless wings and tenders, always cooked to order and hand-sauced-and-tossed in 11 bold, distinctive flavors.
The Company is primarily a franchisor, with approximately 98% of Wingstop’s restaurants currently owned and operated by independent franchisees. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating stockholder value through strong and consistent free cash flow and capital-efficient growth.
Wingstop generates revenues by charging royalties, advertising fees and franchise fees to our franchisees and by operating a number of our own restaurants. We report our business in two reporting segments: franchise operations and company restaurant operations. During 2019, our franchise segment accounted for 72% and our company segment accounted for 28% of our consolidated revenues. Financial data for our reporting segments is included in the audited consolidated financial statements and the related notes thereto included elsewhere in this report.
Our History
The first Wingstop restaurant opened in Garland, Texas in 1994. We began franchising Wingstop restaurants in 1997, and in 2009 we opened our first international location in Mexico.
Wingstop Inc. was incorporated in Delaware on March 18, 2015. On June 15, 2015, we completed our initial public offering, and our stock became listed on the NASDAQ Global Select Market under the symbol “WING.”
Our Industry
We operate in the rapidly-growing fast casual segment of the restaurant industry. We believe that fast casual concepts, which are a segment of limited service restaurants ("LSRs"), such as Wingstop, attract customers away from other restaurant segments and, accordingly, are generating faster growth than the overall restaurant industry and increasing market share relative to other segments.
Our Competition
The restaurant industry is intensely competitive. We compete on the basis of taste, quality, price of food offered, guest service, ambiance, location, and overall dining experience. We believe that our attractive price-value relationship, our flexible service model, and the quality and distinctive flavor of our food enables us to differentiate ourselves from our competitors.
We believe we compete primarily with fast casual establishments and quick service restaurants, local and regional sports bars, and casual dining restaurants. Many fast casual and carry-out concepts offer wings as add-on items to other food categories such as pizza, but typically do not focus on wings. Other competitors emphasize wings in a bar or sports-centric setting. Many of these direct and indirect competitors are well-established national, regional, or local chains. We also compete with many restaurant and retail establishments for site locations and restaurant-level employees.
Our Menu
It is our mission to serve the world flavor. We offer our guests fresh, cooked-to-order wings with bold, layered flavors that touch all of the senses and complement our wings with fresh-cut, seasoned fries and fresh, hand-cut carrots and celery. We round out the flavor experience with ranch and bleu cheese dips that are made in-house daily. We never use heat lamps or microwaves in the preparation of our food.
Our 11 flavor offerings create a differentiated experience that drives demand across multiple day-parts and occasions. Paired with our numerous order options (eat-in / to go / delivery; individual / combo meals / family packs) that allow guests to eat Wingstop during any occasion, whether it is a quick carry-out snack, dine-in dinner with friends, or picking up a party size order for their favorite group occasion, we believe this customizable unique experience drives repeat business and brand loyalty.

Our Vision
Our vision is to become a top 10 global restaurant brand. Based on our internal analysis, we believe there is opportunity for our brand to grow to approximately 3,000 restaurants across the United States and to approximately 3,000 restaurants internationally. Our approach to becoming a top 10 global restaurant brand centers around the following key strategic priorities:
–Sustaining long-term same store sales growth through brand awareness and innovation
–Maintaining best in class unit economics
–Expanding our global footprint
This approach is built upon the foundation of our investments in the people and infrastructure necessary to build the organization for the next level.
Sustaining Long-Term Same Store Sales Growth through Brand Awareness and Innovation
In February 2017, we launched our national advertising program. Our transition from advertising cooperatives, a more locally driven advertising approach, to national advertising provided us with more reach and frequency in existing media markets and expanded our coverage to smaller and newer markets where we did not previously utilize television advertising. We administer the Wingstop Restaurants Advertising Fund (the “Ad Fund”), a consolidated not-for-profit advertising fund for which a percentage of gross sales is collected from Wingstop restaurant franchisees and company-owned restaurants to be used for various forms of advertising for the Wingstop brand. Beginning in fiscal year 2019, we increased the contribution rate that domestic franchisees are required to contribute to the Ad Fund from 3% to 4% of gross sales. Our national advertising program focuses on two key messaging windows and utilizes an extensive range of social media and digital marketing tools, including search engine, digital video, and social media advertising, to allow us to target core customers and increase brand awareness.
We are making focused investments in technology to provide a convenient and engaging brand experience with the goal of digitizing every transaction. We developed a custom website and app that launched at the beginning of 2019 that we believe positions Wingstop for further digital expansion. Delivery also continues to drive digital sales.
In 2017, we partnered with DoorDash to provide delivery to our restaurants, and approximately 94% of our domestic restaurants offered delivery as of the end of 2019. We believe our DoorDash partnership and delivery strategy will continue to drive domestic same store sales growth. Digital sales increased to 38.2% of sales during the fourth quarter of 2019, compared to the fast casual industry average of 8%.
Maintaining Best-in-Class Unit Economics
We believe the growing popularity of the Wingstop experience and the operational simplicity of our restaurants translate into attractive economics at our franchised and company-owned locations. Existing franchisees accounted for approximately 90% of franchised restaurants opened in 2019 and approximately 80% of franchised restaurants opened in 2018, which we believe further underscores our restaurant model’s financial appeal.
Upon opening, our restaurant volume generally builds year after year. Our domestic average unit volume (“AUV”) has grown consistently, exceeding $1.2 million during fiscal year 2019. Our operating model targets a low average estimated initial investment of approximately $390,000, excluding real estate purchase or lease costs and pre-opening expenses. In year two of operation, we target a franchisee unlevered cash-on-cash return of approximately 35% to 40%. We believe low entry costs and high returns provide a compelling investment opportunity for our franchisees that has helped drive the continued growth of our system.
Expanding Our Global Footprint
We believe that there is significant opportunity to expand globally, and we intend to focus our efforts on increasing our geographic penetration in both existing and new domestic markets as well as international markets. We believe our highly-franchised model positions us for continued strong unit growth over the medium and long-term. We expect franchisee demand for our brand, supported by compelling unit economics, operational simplicity, low entry costs, and flexible real estate profile, to drive global restaurant growth.
We believe we can achieve our domestic restaurant potential by expanding in our existing markets where we believe we can more than double our current restaurant count, as well as continuing to expand into emerging markets. Our “inside out” domestic market expansion strategy focuses our initial development in urban centers where our core demographic is most densely populated and then builds outward into suburban areas as our brand awareness grows in the market. We have a robust domestic development pipeline and approximately 80% of our current domestic commitments are from existing franchisees, supporting the attractiveness of our restaurant business model as well as our positive franchisor-franchisee relationships.
We also believe that there is a significant opportunity to grow our business internationally. As of December 28, 2019, we had 154 international restaurants located in nine countries, all of which are franchised. In 2019, we opened 31 international locations. We believe that our restaurant operating model translates well internationally based on our small real estate footprint, our simplicity of operations, the universal and broad appeal of chicken, and our ability to customize our wide variety of flavors to local tastes.
Our Franchise
Franchise Overview
Our franchisees operated a total of 1,354 restaurants in 44 states and ten countries as of December 28, 2019. We have rigorous qualification criteria and training programs for our franchisees and require them to adhere to strict operating standards. We work hard to ensure that every Wingstop franchise location meets the same quality and customer service benchmarks in order to preserve the consistency and reliability of the Wingstop brand.
Franchisees (along with their managers) must attend and successfully complete a four-week training program prior to the opening of a new franchise restaurant. Our training program covers various topics including Wingstop culture, food preparation and storage, food safety, cleaning and sanitation, marketing and advertising, point of sale ("POS") systems, accounting, and hospitality, among others.
All of our franchise agreements require that each franchised restaurant be operated in accordance with our defined operating procedures, adhere to the menu we establish, and meet applicable quality, service, health, and cleanliness standards. We may terminate the franchise rights of any franchisee who does not comply with our standards and requirements. We believe that maintaining superior food quality, an inviting and energetic atmosphere, and excellent guest service are critical to the reputation and success of our concept. Therefore, we enforce the contractual requirements of our franchise agreements.
We have a broad and diversified domestic franchisee base. Since 2014, the number of franchisees who own ten or more restaurants has doubled. This increase is consistent with our strategy to grow with our existing franchisees. Our domestic franchise base has an average restaurant ownership of approximately four restaurants per franchisee and an average tenure of seven years.
U.S. Franchise Agreements
We enter into franchise agreements with U.S. franchisees under which the franchisee is generally granted the right to operate a store in a particular location, typically providing for a 10-year initial term, with an opportunity to enter into one or more renewal franchise agreements subject to certain conditions. We generally update and/or revise our franchise agreement on an annual basis and, as a result, the agreements we enter into with individual franchisees may vary. Our franchise documents currently provide that franchisees must pay a franchise fee of $20,000 for each restaurant opened. If a franchisee has entered into an area development agreement to develop restaurants in a defined market area with us (which occurs, in most cases, even if a franchisee wants to develop only one restaurant), the aggregate initial fee is $30,000 for each restaurant, which includes a $10,000 development fee per restaurant. The $10,000 development fee per restaurant to-be-developed is paid in full at the time a development agreement is signed for the grant of development rights and is not refundable.
Under the current standard franchise agreement, each franchisee is required to pay us a royalty of 6% of their gross sales net of discounts. Each restaurant also contributes 4% of gross sales net of discounts to fund national marketing and advertising campaigns. These funds are managed by the Ad Fund and are primarily used to create advertising content and purchase digital and television advertising on a national level. Our current form of franchise agreement also requires franchisees to spend at least 1% of their gross sales on local advertising and promotions.
International Franchise Agreements
Our markets outside of the United States are operated by master franchisees with franchise and distribution rights for entire regions or countries. The master franchise agreement typically requires the franchisees to open a minimum number of restaurants within a specified period. The master franchisee is generally required to pay an initial, upfront development fee for the territory as well as a franchise fee for each restaurant opened, which is currently $25,000 for each international franchise restaurant. Under the current standard master franchise agreement, each master franchisee is also required to pay a continuing royalty fee as a percentage of sales, which varies among international markets, but is currently set at 6%.
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
The principal raw materials for a Wingstop restaurant operation are bone-in and boneless chicken wings. Therefore, chicken is our largest product cost item and represented approximately 65% of all purchases for 2019. Company-owned and franchised restaurants purchase their bone-in and boneless chicken wings from suppliers that we designate and approve. We designate sources for potatoes to ensure that they are grown to our specifications. We also require franchisees to use our proprietary sauces, seasonings, and spice blends and to purchase them and other proprietary products only from designated sources.
All food items and packaging goods for Wingstop restaurants are sourced through one distributor, Performance Food Group ("PFG"). There are sixteen geographically diverse PFG distribution centers, which carry all products required for a Wingstop restaurant and service all of Wingstop’s domestic restaurants. PFG is contractually obligated to deliver products at least twice weekly to our restaurants. PFG provides consolidated deliveries with tightly controlled and monitored cold chain. Its national distribution system has a documented recovery plan to handle any disruption. Wingstop contracts directly with manufacturers to sell products to PFG, who in turn receives a fee for delivering these items to our restaurants. The majority of Wingstop’s highest-spend items are formula or fixed-contract priced. Wingstop has also negotiated agreements with its soft drink suppliers to offer soft drink dispensing systems, along with associated branded products, in all Wingstop restaurants.
Information / Technology Systems
We have core information systems in place that we believe are designed to scale and support our future growth plans. We specify a standard POS and restaurant management system in all domestic restaurants that helps facilitate the operation of the restaurants by recording sales, purchasing and inventory of goods, managing of labor and assessing restaurant performance. Our POS and restaurant management system is configured to record and store financial information in a manner that we specify, and we require franchisees to provide us with continual and unlimited independent access to all information on each POS system.
We have an online ordering platform and mobile ordering apps that integrates with third party delivery providers and our POS system, which makes it easy for our guests to order-ahead, and which we believe leads to higher check averages.
We require our franchisees’ electronic information systems, including POS systems, comply with and maintain established network security standards, including applicable Payment Card Industry ("PCI") and data privacy standards.
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
Employees
As of December 28, 2019, we employed 784 team members, of whom 209 were full-time corporate-based and regional personnel. The remainder were part-time or restaurant-level employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe that we have good relations with our employees. Our franchise owners are independent business owners, so they and their employees are not included in our employee count and are not our employees.

Government Regulation
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
In addition, we are subject to the rules and regulations of the Federal Trade Commission (the "FTC") and various state laws regulating the offer and sale of franchises. The FTC and various state franchise laws require that we furnish a franchise disclosure document containing certain information to prospective franchisees in advance of any franchise sale or the receipt of any consideration for the franchise, and a number of states require registration of the franchise disclosure document at least annually with state authorities. We are operating under exemptions from registration (though not disclosure) in several states based on our qualifications for exemption as set forth in each such state’s laws. Substantive state laws that regulate the franchisor-franchisee relationship, including in the areas of termination and non-renewal, presently exist in a substantial number of states. We believe that our franchise disclosure document and franchising procedures comply in all material respects with both the FTC guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises.
Our international franchised restaurants are subject to national and local laws and regulations that are often similar to those affecting our U.S. stores. We believe that we have established procedures at our international franchised restaurants that provide reasonable assurance that our international franchised restaurants comply in all material respects with the laws of the applicable foreign jurisdiction.
Environmental Matters
We are not aware of any federal, state or local environmental laws or regulations that we would expect to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2019, there were not material environmental compliance-related capital expenditures, and no such material expenditures are anticipated in 2019.
Community Involvement
We are committed to strengthening the neighborhoods that we serve by being strong, active, corporate citizens and good neighbors. In 2016, we created Wingstop Charities, a non-profit organization dedicated to enhancing and elevating the community work of our franchisees to make a difference in the lives of our youth. You can find more about the involvement of Wingstop Charities in its local communities at www.wingstopcharities.org.
Additional Information about the Company
We make available, free of charge, through our internet website www.wingstop.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Materials filed with the SEC are also available at www.sec.gov.

Item 1A.	Risk Factors
Risks Related to Our Business and Our Industry
If we fail to successfully implement our growth strategy, which includes opening new restaurants, our ability to increase our revenue and operating profits could be adversely affected.
Our growth strategy relies substantially upon new restaurant development by existing and new franchisees and we are continuously seeking to identify target markets where we can enter or expand, taking into account numerous factors such as the location of our current restaurants, demographics, traffic patterns, and information gathered from local employees. While we believe there is opportunity for our brand to grow to up to approximately 6,000 restaurants worldwide over the long term, we do not currently target a specific number of annual new restaurant openings over a multi-year period. We and our franchisees face many challenges in opening new restaurants, including:
•availability of financing;
•selection and availability of suitable restaurant locations;
•competition for restaurant sites;
•negotiation of acceptable lease and financing terms;
•securing required governmental permits and approvals, including zoning approvals;
•expansion into new markets, consumer tastes in new markets, and acceptance of our products;
•employment and training of and wage rates for qualified personnel in local markets;
•impact of inclement weather, natural disasters, and other acts of nature;
•general economic and business conditions;
•unanticipated increases in construction and development costs; and
•the general legal and regulatory landscape in which we and our restaurants operate.
In particular, because the majority of our new restaurant development is funded by franchisee investment, our growth strategy is dependent on our franchisees’ (or prospective franchisees’) ability to access funds to finance such development. We do not provide our franchisees with direct financing and therefore their ability to access borrowed funds generally depends on their independent relationships with various financial institutions. Some of our existing franchisees utilize loans guaranteed by the U.S. Small Business Administration (“SBA”), which guarantees loans made by financial institutions to small businesses in the United States, including franchisees. If SBA-guaranteed loans are no longer available to our franchisees (or potential franchisees), their ability to obtain the requisite financing at attractive rates, or at all, could be adversely affected. Moreover, if our franchisees (or prospective franchisees) are not able to obtain financing from any source at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the development of new restaurants, and our future growth could be adversely affected.
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
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Any increase in the prices of the ingredients most critical to our menu, particularly chicken, could adversely affect our operating results. Bone-in chicken wing prices in our company-owned restaurants in 2019 averaged 18.1% higher than in 2018 and prices continue to stabilize and approximate 5-year averages. If there is a significant rise in the price or size of bone-in chicken wings, and we are unable to successfully adjust menu prices or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. For example, bone-in chicken wings accounted for approximately 28% and 25%

of our costs of sales in fiscal 2019 and 2018, respectively. A hypothetical 10% increase in the bone-in chicken wing costs for fiscal 2019 would have increased cost of sales by approximately $1.2 million for fiscal 2019.
Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for bone-in chicken wings so we are subject to prevailing market conditions. As a result, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, product recalls and government regulations. Inflation also increases the costs of our food. Additionally, avian influenza, or similar poultry-related diseases, may negatively affect the supply chain by increasing costs and limiting availability of chicken. As a result, we may not be able to anticipate or react to changing food costs by adjusting our purchasing practices or menu prices, which could cause our operating results to deteriorate. In addition, because we provide moderately-priced food, we may choose not to, or be unable to, pass along commodity price increases to our customers.
Our success depends in significant part on the future performance of existing and new franchise restaurants, and we are subject to a variety of additional risks associated with our franchisees.
A substantial portion of our revenue comes from royalties generated by our franchised restaurants. We anticipate that franchise royalties will continue to represent the substantial majority of our revenue in the future. As of December 28, 2019, we had 290 domestic franchisees operating 1,200 domestic restaurants and 9 international franchisees operating 154 international restaurants. Our largest franchisee operated 91 restaurants and our top 10 franchisees operated a total of 485 restaurants as of December 28, 2019. Accordingly, we are reliant on the performance of our franchisees in successfully operating their restaurants and paying royalties to us on a timely basis. Our franchise system subjects us to a number of risks, any one of which may impact our ability to collect royalty payments from our franchisees, may harm the goodwill associated with our franchise, and may materially adversely affect our business and results of operations.
Our franchisees are an integral part of our business. We may be unable to successfully implement our growth strategy without the participation of our franchisees and the adherence by our franchisees of our restaurant operation guidelines. Because our ability to control our franchisees is limited, our franchisees may fail to focus on the fundamentals of restaurant operations, such as quality, service, and cleanliness, which would have a negative impact on our success. In addition, our franchisees may fail to participate in our marketing initiatives, which could materially adversely affect their sales trends, average weekly sales, and results of operations. Although we provide frequent training opportunities to our franchisees to ensure consistency among our operations, there may be differences in the quality of operations at our franchised restaurants that impact the profitability of those restaurants.
In addition, if our franchisees fail to renew their franchise agreements, our royalty revenue may decrease, which in turn could materially and adversely affect our business and operating results. It also may be difficult for us to monitor our international franchisees’ implementation of our growth strategy due to our lack of personnel in the markets served by such franchisees.
Furthermore, a bankruptcy of any multi-unit franchisee could negatively impact our ability to collect payments due under such franchisee’s franchise agreements. In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise agreements under the U.S. bankruptcy code, in which case there would be no further royalty payments from such franchisee. The amount of the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchisee may not be sufficient to satisfy a damage claim resulting from such rejection.
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
Furthermore, the United States and other countries have also experienced, and may experience in the future, outbreaks of viruses, such as coronovirus, H1N1, avian influenza, various other forms of influenza, enterovirus, SARS, and Ebola. To the extent that a virus is transmitted by human-to-human contact, our employees or customers could become infected or could choose, or be advised, to avoid gathering in public places and avoid eating in restaurant establishments such as our restaurants, which could adversely affect our business.
Our expansion into new and existing markets may present increased risks.
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
We also intend to continue opening new franchised restaurants in our existing markets as a core part of our growth strategy. As a result, the opening of a new restaurant in or near markets in which our restaurants already exist could adversely affect the sales of these existing restaurants.
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
Moreover, we may also compete with companies outside the fast casual, quick service, and casual dining segments of the restaurant industry. For example, competitive pressures can come from deli sections and in-store cafés of several major grocery store chains and from home delivery meal plan services, including those targeted at customers who want healthier food, as well as from convenience stores and other dining outlets. These competitors may have, among other things, a more diverse menu, lower operating costs, better locations, better facilities, better management, more effective marketing, more efficient operations, and more convenient offerings than we have.
If we are unable to compete effectively, it could decrease our traffic, sales and profit margins, which could adversely affect our business, financial condition, and results of operations.
Interruptions in the supply of product to company-owned restaurants and franchisees could adversely affect our revenue.
In order to maintain quality-control standards and consistency among restaurants, we require through our franchise agreements that our franchisees obtain food and other supplies from preferred suppliers approved by us in advance. In this regard, we and our franchisees depend on a group of suppliers for food ingredients, beverages, paper goods, and distribution, including, but not limited to, four primary chicken suppliers, PFG for distribution, The Coca-Cola Company, and other suppliers. In 2019, we and our franchisees purchased products from approximately 118 approved suppliers, with approximately 10 of such suppliers providing 78%, based on dollar volume, of all products purchased. We look to approve multiple suppliers for most products, and require any single sourced supplier, such as The Coca-Cola Company, to have contingency plans in place to ensure continuity of supply. In addition, we believe that, if necessary, we could obtain readily available alternative sources of supply for each product that we currently source through a single supplier. To facilitate the efficiency of our franchisees’ supply chain, we have historically entered into several preferred-supplier arrangements for particular food or beverage items. In addition, our restaurants bear risks associated with the timeliness, solvency, reputation, labor relations, freight costs, price of raw materials, and compliance with health and safety standards of each supplier, including, but not limited to, risks associated with contamination to food and beverage products. We have little control over such suppliers. Disruptions in these relationships may reduce franchisee sales and, in turn, our royalty income. Overall difficulty of suppliers meeting restaurant product demand, interruptions in the supply chain, obstacles or delays in the process of renegotiating or renewing agreements with preferred suppliers, financial difficulties experienced by suppliers, or the deficiency, lack, or poor quality of alternative suppliers could adversely impact franchisee sales and our company-owned restaurant sales, which, in turn, would reduce our royalty income and revenue and could materially and adversely affect our business and operating results, and our focus on a limited menu could make these consequences more severe.
Our operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to certain factors, some of which are beyond our control, resulting in a decline in our stock price.
Our operating results may fluctuate significantly because of a number of factors, including:
•the timing of new restaurant openings;
•profitability of our restaurants, especially in new markets;
•changes in interest rates;
•increases and decreases in average weekly sales and domestic same store sales, including due to the timing and popularity of sporting and other events;
•macroeconomic conditions, both nationally and locally;
•changes in consumer preferences and competitive conditions;
•impairment of long-lived assets and any loss on restaurant closures;
•increases in infrastructure costs; and
•fluctuations in commodity prices.
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
Our franchisees, contractors, and third parties with whom we do business have experienced security breaches in which credit and debit card information could have been stolen and we, our franchisees, contractors, and third parties with whom we do business may experience security breaches in which credit and debit card information is stolen in the future. A number of retailers and other companies have also recently experienced serious cyber incidents and breaches of their information technology systems. Although our business uses secure means to transmit confidential information, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit and debit card sales, and our security measures and those of technology vendors may not effectively prohibit others from obtaining improper access to this information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time, which may cause a breach to go undetected for an extensive period of time. Advances in computer and software capabilities, new tools, and other developments may increase the risk of such a breach. Further, the systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payments themselves, all of which can put electronic payment at risk, are determined and controlled by the payment card industry, not by us, through enforcement of compliance with the Payment Card Industry - Data Security Standards ("PCI DSS"). We and our franchisees must abide by the PCI DSS, as modified from time to time, in order to accept electronic payment transactions. Furthermore, the payment card industry is requiring vendors to become compatible with smart chip technology for payment cards, or EMV-Compliant, or else bear full responsibility for certain fraud losses, referred to as the EMV Liability Shift, which could adversely affect our business. To become EMV-Compliant, merchants must utilize EMV-Compliant payment card terminals at the POS and must also obtain a variety of certifications. At present, our company-owned and franchised restaurants are not required to upgrade their POS systems to include such EMV-Compliant payment card terminals and as a result, may be at increased risk for breaches, which could adversely affect our business and operating results.
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
The United States, the European Union, and other countries in which we operate are increasingly adopting or revising privacy, information security, and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection, and information security-related practices, our collection, use, sharing, retention, and safeguarding of consumer and/or employee information, and some of our current or planned business activities. In the United States, these include rules and regulations promulgated under the authority of the FTC, the Health Insurance Portability and Accountability Act of 1996, federal and state labor and employment laws, state data breach notification laws, and state privacy laws such as the California Consumer Privacy Act of 2018. Many of these laws and regulations provide consumers and employees with a private right of action if a covered company suffers a data breach related to a failure to implement reasonable data security measures. In the European Union, this includes the General Data Protection Regulation, which came into effect in May 2018. The legal framework around privacy issues is rapidly evolving, as various federal and state government bodies are considering adopting new privacy laws and regulations, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store, or transmit the personal information and other data of our customers or employees. Compliance with privacy, data protection, and information security laws affecting customer or employee data to which we are subject could result in additional costs, and our failure to comply with such laws could result in potentially significant regulatory investigations or government actions, penalties or remediation, and other costs, as well as adverse publicity, loss of sales and profits, and an increase in fees payable to third parties. All of these implications could adversely affect our revenues, results of operations, business, and financial condition.

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
In 2017, we initiated a delivery test in three markets, partnering with a third party delivery service provider. Late in 2018, we began a process of rolling out delivery nationwide, and by the end of 2019, delivery was available to approximately 94% of our domestic system.
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
If our third party delivery service provider fails to follow the quality standards or other terms that they agreed to with us, it could result in harm to our business and reputation and could also force us to pursue arrangements with alternative delivery service providers, which could result in an interruption to our delivery services. Delivery is a relatively new service for our business, and it is difficult for us to anticipate the level of sales that delivery may generate, operational challenges we may face or the experiences our guests will have with this offering. These factors may adversely impact our sales and our brand reputation. We also incur additional costs associated with delivery orders, and it is possible that these orders could cannibalize more profitable in-restaurant visits or carry out orders.
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
We and our franchisees are, from time to time, the subject of, or potentially the subject of, complaints or litigation, including customer claims, personal-injury claims, environmental claims, employee allegations of improper termination and discrimination, claims related to violations of the Americans with Disabilities Act of 1990 ("ADA"), religious freedom laws, the Fair Labor Standards Act, other employment-related laws, the Occupational Safety and Health Act, the Employee Retirement Income Security Act of 1974, as amended, advertising laws and intellectual property claims. Each of these claims may increase costs and limit the funds available to make royalty payments and reduce the execution of new franchise agreements. Litigation against a franchisee or its affiliates by third parties or regulatory agencies, whether in the ordinary course of business or otherwise, may also include claims against us by virtue of our relationship with the defendant-franchisee, whether under vicarious liability, joint employer, or other theories. In addition to decreasing the ability of a defendant-franchisee to make royalty payments in the event of such claims and diverting our management and financial resources, adverse publicity resulting from such allegations may materially and adversely affect us and our brand, regardless of whether these allegations are valid or whether we are liable. Our international operations may be subject to additional risks related to litigation, including difficulties in enforcement of contractual obligations governed by foreign law due to differing interpretations of rights and obligations, compliance with multiple and potentially conflicting laws, new and potentially untested laws and judicial systems, and reduced or diminished protection of intellectual property. A substantial judgment against us or one of our subsidiaries could materially and adversely affect our business and operating results.
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
Although we believe we generally enjoy a positive working relationship with the vast majority of our franchisees, the nature of the franchisor-franchisee relationship may give rise to litigation with our franchisees. In the ordinary course of business, we are the subject of complaints or litigation from franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements. We may also engage in future litigation with franchisees to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience, or to enforce our contractual indemnification rights if we are brought into a matter involving a third party due to the franchisee’s alleged acts or omissions. In addition, we may be subject to claims by our franchisees relating to our Franchise Disclosure Document ("FDD"), including claims based on financial information contained in our FDD. Engaging in such litigation may be costly and time-consuming and may distract management and materially adversely affect our relationships with franchisees and our ability to attract new franchisees. Any negative outcome of these or any other claims could materially adversely affect our results of operations as well as our ability to expand our franchise system and may damage our reputation and brand. Furthermore, existing and future franchise-related legislation could subject us to additional litigation risk in the event we terminate or fail to renew a franchise relationship.
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
The support of our franchisees is critical for the success of the advertising and marketing campaigns we seek to undertake, and the successful execution of these campaigns will depend on our ability to maintain alignment with our franchisees. Our franchisees are currently required to contribute 4% of their gross sales to a common Ad Fund to support the development of new products, brand development and national marketing programs. Our current form of franchise agreement also requires franchisees to spend at least 1% of gross sales directly on local advertising. Franchisees also may be required to contribute approximately 2% of gross sales to a cooperative advertising association when a franchisee and at least one other restaurant operator have opened restaurants in the same DMA (the cooperative advertising contribution is credited toward the one percent minimum local advertising spend). While we maintain control over advertising and marketing materials and can mandate certain strategic initiatives pursuant to our franchise agreements, we need the active support of our franchisees if the implementation of these initiatives is to be successful. If our initiatives are not successful, resulting in expenses incurred without the benefit of higher revenue, our business, financial condition and results of operations could be materially adversely effected.
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
As of December 28, 2019, 57% of our 1,231 domestic restaurants were spread across Texas (29%), California (22%) and Illinois (6%). Given our geographic concentrations, negative publicity regarding any of our restaurants in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, or natural or man-made disasters, or the enactment of more stringent state and local laws and regulations. In particular, adverse weather conditions, such as regional winter storms, floods, severe thunderstorms, earthquakes, tornadoes, and hurricanes could negatively impact our results of operations.
Our business is subject to various laws and regulations and changes in such laws and regulations, and/or our failure to comply with existing or future laws and regulations, could adversely affect us.
We are subject to state franchise registration requirements, the rules and regulations of the FTC various state laws regulating the offer and sale of franchises in the United States through the provision of franchise disclosure documents containing certain mandatory disclosures, various state laws regulating the franchise relationship, and certain rules and requirements regulating franchising arrangements in foreign countries. Although we believe that our franchise disclosure documents, together with any applicable state-specific versions or supplements, and franchising procedures that we use comply in all material respects with both the FTC guidelines and all applicable state laws regulating franchising in those states in which we offer and grant new franchise arrangements, noncompliance could reduce anticipated royalty income, which in turn could materially and adversely affect our business and operating results.
We and our franchisees are subject to various existing U.S. federal, state, local, and foreign laws affecting the operation of restaurants, including various health, sanitation, fire, and safety standards. Franchisees may in the future become subject to regulation (or further regulation) seeking to tax or regulate high-fat foods, to limit the serving size of beverages containing sugar, to ban the use of certain packaging materials, or to require the display of detailed nutrition information. Each of these regulations would be costly to comply with and/or could result in reduced demand for our products.
We and our franchisees may also have a substantial number of hourly employees who are required to be paid pursuant to applicable federal or state minimum wage laws. The federal minimum wage has been $7.25 per hour since July 24, 2009. From time to time, various federal and state legislators have proposed changes to the minimum wage requirements, especially for fast-food workers. Certain regions, such as Los Angeles, Seattle, San Francisco and New York, have approved phased-in increases that either have or eventually will increase the minimum wage in such regions to up to $15 an hour or higher. These and any future similar increases in other regions in states in which our restaurants operate may negatively affect our and our franchisees profit margins as we and our franchisees may be unable to increase our menu prices in order to pass future increased labor costs on to our guests. Also, reduced margins of franchisees could make it more difficult to sell franchises. If menu prices are increased by us and our franchisees to cover increased labor costs, the higher prices could adversely affect transactions which could lower sales and thereby reduce our margins and the royalties that we receive from franchisees.
Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government to verify employment eligibility, in all of our restaurants and in our corporate support office. However, use of the “E-Verify” program does not guarantee that we will successfully identify all applicants who are ineligible for employment. Unauthorized workers may subject us to fines or penalties, and if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and it may be more difficult to hire and keep qualified employees. Failure by our franchisees to comply with immigration laws may also result in additional adverse publicity and reputational harm to our brand. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could materially adversely affect our business, financial condition or results of operations.
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
We may be adversely affected by news reports or other negative publicity, regardless of their accuracy, regarding food quality issues, public health concerns, illness, safety, injury, security breaches of confidential guest or employee information, employee related claims relating to alleged employment discrimination, wage and hour violation, labor standards or health care and benefit issues, or government or industry findings concerning our restaurants, restaurants operated by other food service providers, or others across the food industry supply chain. The risks associated with such negative publicity cannot be eliminated or completely mitigated and may materially affect our business.
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
As of December 28, 2019, we have franchised restaurants in nine international countries and plan to continue to grow internationally. However, international operations are in early stages. Expansion in international markets may be affected by local economic and market conditions. Therefore, as we expand internationally, our franchisees may not experience the operating margins we expect, and our results of operations and growth may be materially and adversely affected. Our financial condition and results of operations may be adversely affected if the global markets in which our franchised restaurants compete are affected by changes in political, economic, or other factors. These factors, over which neither our franchisees nor we have control, may include:
•recessionary or expansive trends in international markets;
•changing labor conditions and difficulties in staffing and managing our foreign operations;
•increases in the taxes we pay and other changes in applicable tax laws;
•legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws;
•changes in inflation rates;
•changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds;
•difficulty in protecting our brand, reputation, and intellectual property;
•difficulty in collecting our royalties and longer payment cycles;
•expropriation of private enterprises;
•anti-American sentiment in certain locations and the identification of the Wingstop brand as an American brand;
•the impact of the United Kingdom’s pending exit from the European Union;
•political and economic instability; and
•other external factors.
Our international expansion efforts may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. Therefore, as we continue to expand internationally, we or our franchisees may not experience the operating margins we expect, our results of operations may be negatively impacted, and our common stock price may decline.
The terms of our securitized debt financing through certain of our wholly-owned subsidiaries include restrictive terms, and our failure to comply with any of these terms could result in a default, which would have an adverse effect on our business and prospects.
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
•incur additional indebtedness;
•alter the business we conduct;
•make certain changes to the composition of our management team;
•pay dividends and make other restrictive payments beyond specified levels;
•create or permit liens;
•dispose of certain assets;
•make certain investments;
•engage in certain transactions with affiliates; and
•consolidate, merge or transfer all or substantially all of our assets.
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
The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including those described under “Risks Related to Our Business and Our Industry” and the following:
•potential fluctuation in our annual or quarterly operating results;
•changes in capital market conditions that could affect valuations of restaurant companies in general or our goodwill in particular or other adverse economic conditions;
•changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;
•downgrades by any securities analysts who follow our common stock;
•future sales of our common stock by our officers, directors and significant stockholders;
•global economic, legal and regulatory factors unrelated to our performance;
•investors’ perceptions of our prospects;
•announcements by us or our competitors of significant contracts, acquisitions, joint ventures or capital commitments; and
•investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives.

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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, up to 15,000,000 shares of undesignated preferred stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only upon the request of a majority of our board of directors or by the chairman of the board of directors;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, with each class serving staggered three-year terms; and
•prohibit cumulative voting in the election of directors.
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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum, to the fullest extent permitted by law, for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated certificate of incorporation. This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders.

In addition, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action. Specifically, the choice of forum provision requiring that the Court of Chancery in the State of Delaware be the exclusive forum for certain suits would (i) not be enforceable with respect to any suits brought to enforce any liability or duty created by the Exchange Act, and (ii) have uncertain enforceability with respect to claims under the Securities Act. The choice of forum provision in our amended and restated certificate of incorporation does not have the effect of causing our stockholders to have waived our obligation to comply with the federal securities laws and the rules and regulations thereunder.
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
Due to lower square footage requirements, our restaurants can be located in a variety of locations. They tend to be located primarily in shopping centers, as in-line or end-cap locations. Our restaurants tend to occupy between 1,300 and 2,900 square feet (average 1,700 square feet) of leased retail space. As of December 28, 2019, we and our franchisees operated 1,385 restaurants in 44 states and 10 countries.
The chart below shows the locations of our restaurants as of December 28, 2019:

State	Franchise restaurants	Company-owned restaurants	Total restaurants
Alabama	6	—	6
Alaska	2	—	2
Arizona	35	—	35
Arkansas	10	—	10
California	273	—	273
Colorado	29	—	29
Connecticut	4	—	4
Delaware	2	—	2
Florida	69	—	69
Georgia	35	—	35
Hawaii	2	—	2
Idaho	3	—	3
Illinois	68	—	68
Indiana	14	—	14
Iowa	5	—	5
Kansas	2	3	5
Kentucky	6	—	6
Louisiana	22	—	22
Maryland	22	—	22
Massachusetts	6	—	6
Michigan	13	—	13
Minnesota	2	—	2
Mississippi	11	—	11
Missouri	15	1	16
Nebraska	3	—	3
Nevada	12	5	17
New Hampshire	2	—	2
New Jersey	14	—	14
New Mexico	10	—	10
New York	19	—	19
North Carolina	19	—	19
Ohio	26	—	26
Oklahoma	15	—	15
Oregon	5	—	5
Pennsylvania	10	—	10
South Carolina	10	—	10
South Dakota	1	—	1
Tennessee	17	—	17
Texas	330	22	352
Utah	5	—	5
Virginia	22	—	22
Washington	14	—	14
West Virginia	1	—	1
Wisconsin	9	—	9
Domestic Total	1,200	31	1,231

International
Colombia	4	—	4
France	1	—	1
Indonesia	33	—	33
Malaysia	4	—	4
Mexico	91	—	91
Panama	3	—	3
Singapore	7	—	7
United Arab Emirates	8	—	8
United Kingdom	3	—	3
International Total	154	—	154
Worldwide Total	1,354	31	1,385

We are obligated under non-cancelable leases for our company-owned restaurants and our current corporate office. Lease terms for company-owned restaurants are generally between five to ten years of original term with an additional five to ten years of tenant option period, often contain rent escalation provisions, and generally require us to pay a proportionate share of real estate taxes, insurance and common area and other operating costs in addition to base or fixed rent. On June 19, 2019, we entered into an agreement to purchase an office building in Addison, Texas for a purchase price of $18.3 million, which closed in the third quarter of 2019 and was funded with cash on hand. The building, which contains approximately 78,000 square feet of office space, will be used for our headquarters.

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
Our common stock has traded on the NASDAQ Global Market under the symbol “WING” since June 12, 2015. Before then, there was no public market for our common stock.
As of February 18, 2020, there were 5 shareholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the fiscal year ended December 28, 2019 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 28, 2019.
Performance Graph
The following performance graph compares the dollar change in the cumulative shareholder return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the S&P 600 Restaurants Index. This graph assumes a $100 investment in our common stock on June 12, 2015 (the date when our common stock first started trading) and in each of the foregoing indices on June 12, 2015, and assumes the reinvestment of dividends, if any. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock, and historical stock price performance should not be relied upon as an indication of future stock price performance. This graph is furnished and not “filed” with the SEC and it is not “soliciting material”, and should not be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Comparison of Cumulative Total Return

300
290
280
270
260
250
240
230
220
210
200
190
180
170
160
150
140
130
120
110
100
90
80
70
60
06/12/15
12/26/15
12/31/16
12/30/17
12/29/18
12/28/19
Wingstop Inc.
NASDAQ Composite
S&P 600 Restaurant

Item 6.	Selected Financial Data
The selected financial data presented below, with the exception of our key performance indicators, including restaurant counts, same store sales, AUVs, system-wide sales and Adjusted EBITDA, has been derived from the audited consolidated financial statements of Wingstop.
Wingstop utilizes a 52- or 53-week fiscal year that ends on the last Saturday of the calendar year. The fiscal years ended December 28, 2019, December 29, 2018, December 30, 2017, and December 26, 2015 included 52 weeks, and the fiscal year ended on December 31, 2016 included 53 weeks. The first three quarters of our fiscal year consist of 13 weeks and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.
The selected financial data presented below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes thereto included elsewhere in this report. Our selected financial data may not be indicative of our future performance.

	Year ended
(in thousands)	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016	December 26, 2015*

Consolidated Statements of Income Data:
Revenue:
Royalty revenue, franchise fees and other	$88,291	$71,858	$66,076	$54,475	$46,688
Advertising fees and related income	55,932	34,484	30,174	14,561	—
Company-owned restaurant sales	55,453	46,839	37,069	34,288	31,281
Total revenue	199,676	153,181	133,319	103,324	77,969
Cost and expenses:
Cost of sales	41,105	32,063	28,745	25,308	22,219
Advertising expenses	52,891	33,699	32,427	13,849	—
Selling, general and administrative	57,295	44,579	34,898	34,552	33,350
Depreciation and amortization	5,484	4,313	3,376	3,008	2,682
Total costs and expenses	156,775	114,654	99,446	76,717	58,251
Operating income	42,901	38,527	33,873	26,607	19,718
Interest expense, net	17,136	10,123	5,131	4,396	3,477
Other expense, net	—	1,477	—	254	396
Income before tax expense	25,765	26,927	28,742	21,957	15,845
Income tax expense	5,289	5,208	4,802	8,188	5,739
Net income	$20,476	$21,719	$23,940	$13,769	$10,106

Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$38,583	$38,770	$27,435	$21,879	$13,860
Net cash used in investing activities	(23,731)	(10,498)	(6,484)	(2,056)	(1,915)
Net cash used in financing activities	(14,617)	(13,724)	(20,252)	(28,213)	(10,978)
Net increase (decrease) in cash and cash equivalents	$235	$14,548	$699	$(8,390)	$967

* Fiscal year 2015 has not been adjusted to reflect the adoption of the new accounting standards adopted in fiscal year 2018.

	Year ended
(in thousands, except per share data)	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016	December 26, 2015(1)

Per Share data:
Earnings per share
Basic	$0.70	$0.74	$0.82	$0.48	$0.37
Diluted	$0.69	$0.73	$0.82	$0.47	$0.36
Weighted average shares outstanding
Basic	29,415	29,231	29,025	28,637	27,497
Diluted	29,670	29,587	29,424	28,983	27,816

Dividends per share	$0.40	$6.54	$0.14	$2.90	$1.83

Selected Other Data (2):
Number of system-wide restaurants open at end of period	1,385	1,252	1,133	998	845
Number of domestic company restaurants open at end of period	31	29	23	21	19
Number of domestic franchise restaurants open at end of period	1,200	1,095	1,004	901	767
Number of international franchise restaurants open at end of period	154	128	106	76	59
System-wide sales(3)	$1,514,590	$1,261,025	$1,087,434	$972,270	$821,248
Domestic restaurant AUV(4)	$1,246	$1,139	$1,100	$1,113	$1,126
Company-owned domestic AUV(4)	$1,874	$1,723	$1,712	$1,729	$1,646
Number of restaurants opened (during period)	146	139	147	159	142
Number of restaurants closed (during period)	13	20	12	6	9
Company-owned restaurants (acquired) refranchised (during period)	(1)	(6)	(2)	—	—
EBITDA (5)	$48,385	$41,363	$37,249	$29,361	$22,004
Adjusted EBITDA (5)	$56,989	$48,986	$39,100	$32,980	$28,879
Same Store Sales Data(6):
System-wide domestic same store sales base (end of period)	1,109	1,018	904	779	667
System-wide domestic same store sales growth	11.1%	6.5%	2.6%	3.2%	7.9%

	As of
(in thousands)	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016	December 26, 2015(1)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$12,849	$12,493	$4,063	$3,750	$10,690
Working capital	(2,739)	3,424	(3,217)	(5,863)	7,050
Total assets	166,113	139,749	119,836	111,800	120,650
Total debt	317,600	320,000	133,750	151,250	95,500
Total shareholders’ deficit	(209,428)	(224,830)	(58,418)	(81,431)	(9,673)

(1)Fiscal year 2015 has not been adjusted to reflect the adoption of the new accounting standards in adopted in fiscal year 2018.
(2)See the definitions of key performance indicators under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Indicators.”
(3)The percentage of system-wide sales attributable to company-owned restaurants was 3.7%, 3.7%, 3.4%, 3.5%, and 3.8% for the fiscal years ended December 28, 2019, December 29, 2018, December 30, 2017, December 31, 2016, and December 26, 2015, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
(4)Domestic AUV and company-owned domestic AUV are calculated using the 52-week trailing period.
(5)EBITDA and Adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity.

We define “EBITDA” as net income before interest expense, net, income tax expense, and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for management fees and expense reimbursement, a management agreement termination fee, transaction costs, costs and fees associated with investments in our strategic initiatives, and stock-based compensation expense. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations period over period and would ordinarily add back non-cash expenses such as depreciation and amortization, as well as items that are not part of normal day-to-day operations of our business.
Management uses EBITDA and Adjusted EBITDA:
•as a measurement of operating performance because they assist us in comparing the operating performance of our restaurants on a consistent basis, as they remove the impact of items not directly resulting from our core operations;
•for planning purposes, including the preparation of our internal annual operating budget and financial projections;
•to evaluate the performance and effectiveness of our operational strategies;
•to evaluate our capacity to fund capital expenditures and expand our business; and
•to calculate incentive compensation payments for our employees, including assessing performance under our annual incentive compensation plan and determining the vesting of performance shares.
By providing these non-GAAP financial measures, together with a reconciliation to the most comparable GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Items excluded from these non-GAAP measures are significant components in understanding and assessing financial performance. In addition, the instruments governing our indebtedness use EBITDA (with additional adjustments) to measure our compliance with certain financial covenants. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as an alternative to or a substitute for, net income or other financial statement data presented in our consolidated financial statements as indicators of financial performance. Some of the limitations are:
•such measures do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•such measures do not reflect changes in, or cash requirements for, our working capital needs;
•such measures do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•such measures do not reflect our tax expense or the cash requirements to pay our taxes;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and such measures do not reflect any cash requirements for such replacements; and
•other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.
Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments for transaction costs, costs and fees associated with investments in our strategic initiatives, and stock-based compensation, among other items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our restaurants and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record, such as transaction costs, management fees and expense reimbursement. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.
The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable U.S. GAAP financial performance measure, which is net income:

	Year ended
(in thousands)	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016	December 26, 2015(a)
Net income	$20,476	$21,719	$23,940	$13,769	$10,106
Interest expense, net	17,136	10,123	5,131	4,396	3,477
Income tax expense	5,289	5,208	4,802	8,188	5,739
Depreciation and amortization	5,484	4,313	3,376	3,008	2,682
EBITDA	$48,385	$41,363	$37,249	$29,361	$22,004
Adjustments:
Management fees(b)	—	—	—	—	237
Management agreement termination fee(c)	—	—	—	—	3,297
Transaction costs(d)	—	3,898	—	2,388	2,186
Consulting fees(e)	1,630	—	—	—	—
Stock-based compensation expense(f)	6,974	3,725	1,851	1,231	1,155
Adjusted EBITDA	$56,989	$48,986	$39,100	$32,980	$28,879

(a)Fiscal year 2015 has not been adjusted to reflect the adoption of the new accounting standards adopted in fiscal year 2018.
(b)Includes management fees and other out-of-pocket expenses paid to Roark Capital Management, LLC ("Roark Capital Management").
(c)Represents a one-time fee of $3.3 million that was paid in consideration for the termination of our management agreement with Roark Capital Management during the second quarter of 2015 in connection with our initial public offering. There are no further obligations related to management fees paid to Roark Capital Management.
(d)Represents costs and expenses related to the refinancings of our credit agreement and our public offerings; all transaction costs are included in SG&A with the exception of $1.5 million during the year ended December 29, 2018, $215,000 during the year ended December 31, 2016, and $172,000 during the year ended December 26, 2015 that is included in Other expense, net.
(e)Represents costs and expenses related to a consulting project to support the Company's strategic initiatives, which are included in SG&A.
(f)Includes non-cash, stock-based compensation.
(6)We define the domestic same store base to include those domestic restaurants open for at least 52 full weeks. Change in domestic same store sales reflects the change in year-over-year sales for the domestic same store base.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying audited consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and Item 1A. Risk Factors for a discussion of these risks and uncertainties.
A comparison of our results of operations and cash flows for fiscal year 2018 compared to fiscal year 2017 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 27, 2019.
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of December 28, 2019, we had a total 1,385 restaurants in our system. Our restaurant base is 98% franchised, with 1,354 franchised locations (including 154 international locations) and 31 company-owned restaurants as of December 28, 2019.
Wingstop generates revenues by charging royalties, advertising fees and franchise fees to our franchisees and by operating a number of our own restaurants. We report our business in two reporting segments: franchise operations and company restaurant operations. During 2019, our franchise and company restaurant segments accounted for approximately 72% and 28% of our consolidated revenues, respectively. Financial data for our reporting segments is included in the audited consolidated financial statements and the related notes thereto included elsewhere in this report.
 We plan to grow our business by opening new franchised restaurants and increasing our same store sales, while leveraging our franchise model to create shareholder value. Domestic same store sales have increased for 16 consecutive years beginning in 2004, which includes 5-year cumulative domestic same stores sales growth of 31.3% since the beginning of fiscal year 2015. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating shareholder value through strong and consistent free cash flow and capital-efficient growth.
Highlights for Fiscal Year 2019:
•System-wide restaurant count increased 10.6% over the prior year to a total of 1,385 worldwide locations, driven by 133 net unit openings;
•Domestic same store sales increased 11.1% over the prior year;
•Company-owned restaurant same store sales increased 9.8% over the prior year;
•System-wide sales increased 20.1% over the prior year to $1.5 billion;
•Total revenue increased 30.4% over the prior year to $199.7 million; and
•Net income decreased 5.7% over the prior year to $20.5 million, while Adjusted EBITDA increased 16.3% over the prior year to $57.0 million.

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

	Year Ended
	December 28, 2019	December 29, 2018
Domestic Franchised Activity:
Beginning of period	1,095	1,004
Openings	114	105
Closures	(8)	(8)
Acquired by Company	(1)	(6)
Restaurants end of period	1,200	1,095

Domestic Company-Owned Activity:
Beginning of period	29	23
Openings	1	—
Closures	—	—
Acquired from franchisees	1	6
Restaurants end of period	31	29

Total Domestic Restaurants	1,231	1,124

International Franchised Activity:
Beginning of period	128	106
Openings	31	34
Closures	(5)	(12)
Restaurants end of period	154	128

Total System-wide Restaurants	1,385	1,252
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
Adjusted EBITDA. We define Adjusted EBITDA as net income before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for management fees and expense reimbursement, a management agreement termination fee, transaction costs, costs and fees associated with investments in our strategic initiatives, and stock-based compensation expense. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in methods of calculation. For a reconciliation of Adjusted EBITDA to net income and a further discussion of how we utilize this non-GAAP financial measure, see “Selected Historical Consolidated Financial and Other Data.”
The following table sets forth our key performance indicators for the fiscal years ended December 28, 2019 and December 29, 2018 (in thousands, except unit data):

	Year ended
	December 28, 2019	December 29, 2018
Number of system-wide restaurants at period end	1,385	1,252
System-wide sales	$1,514,590	$1,261,025
Domestic restaurant AUV	$1,246	$1,139
Domestic same store sales growth	11.1%	6.5%
Company-owned domestic same store sales growth	9.8%	6.2%
Total revenue	$199,676	$153,181
Net income	$20,476	$21,719
Adjusted EBITDA	$56,989	$48,986
Key Financial Definitions
Revenue. Our revenue is comprised of the collection of development fees, franchise fees, royalties, other fees associated with franchise and development rights, contributions to the Wingstop Restaurants Advertising Fund (the "Ad Fund") and sales of wings and other food and beverage products by our company-owned restaurants. The following is a brief description of our components of revenue:
Royalty revenue and franchise fees includes revenue we earn from our franchise business segment in the form of royalties, fees, and vendor contributions and rebates. Royalties consist primarily of fees earned from franchisees equal to a percentage of gross franchise restaurant sales of all restaurants developed under the applicable franchise agreement. The majority of our franchise agreements require our franchise owners to pay us a royalty of 5.0% of their gross sales net of discounts. Franchise agreements entered into on or after July 1, 2014 require our franchisees to pay us a royalty of 6.0% of their gross sales net of discounts. Franchise fees consist of initial development and franchise fees related to new restaurants, master license fees for international territories, fees to renew or extend franchise agreements, transfer fees, and termination fees. Initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement. Our performance obligation under development agreements and international territory agreements generally consists of an obligation to grant exclusive development rights over a stated term. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for development rights are apportioned to each franchise restaurant opened by the franchisee and are accounted for as initial franchise fees. Royalty revenue and franchise fees also include revenue from vendor contributions and rebates that are attributable to system-wide volume purchases and are received for general marketing and other purposes.
Ad Fund contributions are earned from domestic franchisees based on a percentage of gross sales net of discounts. Ad Fund contributions were equal to 3% in fiscal year 2018 and 4% in fiscal year 2019.
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
Advertising expenses. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend. Advertising expenses consist of advertising, public relations, and administrative expenses to increase sales and further enhance the public reputation of the Wingstop brand.
Selling, general and administrative. SG&A costs consist of wages, benefits, franchise development expenses, other compensation, travel, marketing, accounting fees, legal fees, and other expenses related to the infrastructure required to support our franchise and company-owned stores.

Depreciation and amortization. Depreciation and amortization includes the depreciation of fixed assets, capitalized leasehold improvements and amortization of intangible assets.
Interest expense, net. Interest expense, net includes expenses related to borrowings under our securitized financing facility and amortization of deferred debt issuance costs, net of interest income earned on investments.
Income tax expense. Income tax expense includes current and deferred federal tax expenses as well as state and local income taxes.
Results of Operations
The following table presents the Consolidated Statement of Operations for the fiscal years ended December 28, 2019 and December 29, 2018 expressed as a percentage of total revenue:

	Fiscal Year
	December 28, 2019	December 29, 2018
Revenue:
Royalty revenue, franchise fees and other	44.2%	46.9%
Advertising fees and related income	28.0%	22.5%
Company-owned restaurant sales	27.8%	30.6%
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of sales (1)	74.1%	68.5%
Advertising expenses	26.5%	22.0%
Selling, general and administrative	28.7%	29.1%
Depreciation and amortization	2.7%	2.8%
Total costs and expenses	78.5%	74.8%
Operating income	21.5%	25.2%
Interest expense, net	8.6%	6.6%
Other expense, net	—%	1.0%
Income before income tax expense	12.9%	17.6%
Income tax expense	2.6%	3.4%
Net income	10.3%	14.2%

(1)	As a percentage of company-owned restaurant sales. Includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately. The percentages reflected have been subject to rounding adjustments. Accordingly, figures expressed as percentages when aggregated may not be the arithmetic aggregation of the percentages that precede them.

Year ended December 28, 2019 compared to year ended December 29, 2018
The following table sets forth information comparing the components of net income in fiscal year 2019 and fiscal year 2018 (in thousands):

	Year ended		Increase / (Decrease)
	December 28, 2019	December 29, 2018	$	%
Revenue:
Royalty revenue, franchise fees and other	$88,291	$71,858	$16,433	22.9%
Advertising fees and related income	55,932	34,484	21,448	62.2%
Company-owned restaurant sales	55,453	46,839	8,614	18.4%
Total revenue	199,676	153,181	46,495	30.4%
Costs and expenses:
Cost of sales (1)	41,105	32,063	9,042	28.2%
Advertising expenses	52,891	33,699	19,192	57.0%
Selling, general and administrative	57,295	44,579	12,716	28.5%
Depreciation and amortization	5,484	4,313	1,171	27.2%
Total costs and expenses	156,775	114,654	42,121	36.7%
Operating income	42,901	38,527	4,374	11.4%
Interest expense, net	17,136	10,123	7,013	69.3%
Other expense, net	—	1,477	(1,477)	N/A
Income before income tax expense	25,765	26,927	(1,162)	(4.3)%
Income tax expense	5,289	5,208	81	1.6%
Net income	$20,476	$21,719	$(1,243)	(5.7)%

(1)	Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.

Total revenue. Total revenue was $199.7 million in fiscal year 2019, an increase of $46.5 million, or 30.4%, compared to $153.2 million in the prior fiscal year.
Royalty revenue, franchise fees and other. Royalty revenue and franchise fees were $88.3 million in fiscal year 2019, an increase of $16.4 million, or 22.9%, compared to $71.9 million in the prior fiscal year. Royalty revenue increased by $13.2 million primarily due to 131 net franchise restaurant openings and domestic same store sales growth of 11.1%. Other revenue increased $2.0 million primarily due to contributions received for our franchisee convention that occurred in the fourth quarter of 2019.
Advertising fees and related income. Advertising fees and related income were $55.9 million in fiscal year 2019, an increase of $21.4 million, or 62.2%, compared to $34.5 million in the comparable period in 2018. Advertising fees increased primarily due to the increase in the Ad Fund contribution rate from 3% to 4% of gross sales beginning in fiscal year 2019 as well as a 20.1% increase in system-wide sales in fiscal year 2019 compared to the prior fiscal year.
Company-owned restaurant sales. Company-owned restaurant sales were $55.5 million in fiscal year 2019, an increase of $8.6 million, or 18.4%, compared to $46.8 million in the prior fiscal year. The increase was primarily due to the acquisition of six franchised restaurants and the opening of one company-owned restaurant since the beginning of the prior year, resulting in additional sales of $4.1 million, as well as an increase in company-owned same store sales of 9.8%, which was primarily driven by an increase in transactions.
Cost of sales. Cost of sales was $41.1 million in fiscal year 2019, an increase of $9.0 million, or 28.2%, compared to $32.1 million in the prior fiscal year. Cost of sales as a percentage of company-owned restaurant sales was 74.1% in fiscal year 2019 compared to 68.5% in the prior fiscal year.

The table below presents the major components of Cost of sales (in thousands):

	Year ended	As a % of company-owned restaurant sales	Year ended	As a % of company-owned restaurant sales
	December 28, 2019		December 29, 2018
Cost of sales:
Food, beverage and packaging costs	20,317	36.6%	15,540	33.2%
Labor costs	12,582	22.7%	10,493	22.4%
Other restaurant operating expenses	9,794	17.7%	7,223	15.4%
Vendor rebates	(1,588)	(2.9)%	(1,193)	(2.5)%
Total cost of sales	$41,105	74.1%	$32,063	68.5%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 36.6% in fiscal year 2019 compared to 33.2% in the prior fiscal year. The increase is primarily due to a 18.1% increase in the cost of bone-in chicken wings compared to the prior fiscal year.
Labor costs as a percentage of company-owned restaurant sales were 22.7% in fiscal year 2019 compared to 22.4% in the prior fiscal year. The increase as a percentage of company-owned restaurant sales was primarily due to an investment in labor as well as training associated with the three franchised restaurants that we acquired in the fiscal fourth quarter of 2018 as these acquired restaurants operate at lower AUVs than our other company-owned restaurants, as well as increases in the wage rate and labor hours to support the growth in the business. These increases were largely offset by the increase in company-owned domestic same store sales of 9.8%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 17.7% in fiscal year 2019 compared to 15.4% in the prior fiscal year. The increase as a percentage of company-owned restaurant sales was due to an increase in the Ad Fund contribution rate from 3% to 4% of gross sales beginning in fiscal year 2019, an increase in third-party delivery fees due to the completion of the launch of delivery at all company-owned restaurants in the second quarter of 2019, as well as other restaurant operating expenses associated with the three franchised restaurants that we acquired in the fiscal fourth quarter of 2018 as these newer restaurants operate at lower AUVs than our other company-owned restaurants. These increases were slightly offset by the increase in company-owned same store sales of 9.8%.
Advertising expenses. Advertising expenses were $52.9 million in fiscal year 2019, an increase of $19.2 million, or 57.0%, compared to $33.7 million in the prior fiscal year primarily due to the Ad Fund contribution rate increasing from 3% to 4% of gross sales beginning in fiscal year 2019. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative. SG&A expense was $57.3 million in fiscal year 2019, an increase of $12.7 million, or 28.5%, compared to $44.6 million in the prior fiscal year. The increase in SG&A expense was primarily due to an increase of $2.4 million associated with additional expenses to support our national advertising campaign and $1.3 million related to the franchisee convention, both of which have equal and offsetting contributions in revenue. Also contributing to the increase was $3.4 million in professional fees, including a $1.6 million consulting project to support the Company’s strategic initiatives, an increase of $2.0 million in headcount related expenses to support the growth of our business and an increase of $3.2 million in stock compensation expense due to the modification of certain awards in the second fiscal quarter as well as additional compensation due to the Company’s performance. Additionally, the Company incurred a $0.5 million one-time bonus associated with the execution of a new employment agreement for our Chief Executive Officer, and separately, incurred $0.6 million of severance charges associated with certain organizational changes to the senior leadership team. These year-over-year increases were offset by transaction costs of $2.4 million incurred in fiscal year 2018 related to our debt refinancing and securitization transactions and the payment of special dividends.
Depreciation and amortization. Depreciation and amortization was $5.5 million in fiscal year 2019, an increase of $1.2 million, or 27.2%, compared to $4.3 million in the prior fiscal year. The increase in depreciation and amortization was primarily due to additional capital expenditures related to investments in technology as well as additional amortization associated with reacquired franchise rights resulting from the acquisition of franchised restaurants.
Interest expense, net. Interest expense was $17.1 million in fiscal year 2019, an increase of $7.0 million from $10.1 million in the prior fiscal year. The increase was primarily due to a higher average outstanding debt balance and applicable interest rate related to our securitized debt facility.

Income tax expense. Income tax expense was $5.3 million in fiscal year 2019, yielding an effective tax rate of 20.5%, compared to an effective tax rate of 19.3% in the prior fiscal year. The slight increase in the effective tax rate was primarily due to an increase in state tax expense.
Segment results. The following table sets forth our revenue and operating profit for each of our segments for the periods presented (in thousands):

	Year Ended		Increase / (Decrease)
	December 28, 2019	December 29, 2018	$	%
Revenue:
Franchise segment	$144,223	$106,342	$37,881	35.6%
Company segment	55,453	46,839	8,614	18.4%
Total segment revenue	$199,676	$153,181	$46,495	30.4%

Segment Profit:
Franchise segment	$33,683	$30,645	$3,038	9.9%
Company segment	9,218	10,303	(1,085)	(10.5)%
Total segment profit	$42,901	$40,948	$1,953	4.8%
Franchise segment. Franchise segment revenue was $144.2 million in fiscal year 2019, an increase of $37.9 million, or 35.6%, from $106.3 million in the prior fiscal year. Royalty revenue increased by $13.2 million primarily due to 131 net franchise restaurant openings and domestic same store sales growth of 11.1% during fiscal year 2019. Advertising fees and related income increased $21.4 million primarily due to the increase in the Ad Fund contribution rate from 3% to 4% of gross sales beginning in fiscal year 2019 as well as the 20.1% increase in system-wide sales in fiscal year 2019 compared to the prior fiscal year. Other revenue increased $2.0 million primarily due to contributions received for the franchisee convention that occurred in the fourth quarter of 2019.
Franchise segment profit was $33.7 million in fiscal year 2019, an increase of $3.0 million, or 9.9%, from $30.6 million in the prior fiscal year primarily due to the growth in franchise segment revenue, which was offset by an increase of $19.2 million in advertising expenses and an increase of $12.7 million in SG&A expenses related to increased professional fees including a $1.6 million consulting project to to support our strategic initiatives, stock-based compensation, investments to support our national advertising campaign, and an increase in expenses related to our franchisee convention held in the fourth quarter of 2019, which were offset by transaction costs of $2.4 million incurred during fiscal year 2018 related to our debt refinancing and securitization transactions and the payment of special dividends.
Company Segment. Company-owned restaurant sales were $55.5 million in fiscal year 2019, an increase of $8.6 million, or 18.4%, compared to $46.8 million in the prior fiscal year. The increase was primarily due to the acquisition of six franchised restaurants and the opening of one company-owned restaurant since the beginning of the prior year resulting in additional sales of $4.1 million and an increase in company-owned same store sales of 9.8%, which was primarily driven by an increase in transactions.
Company segment profit was $9.2 million in fiscal year 2019, a decrease of $1.1 million, or 10.5%, compared to $10.3 million in the prior fiscal year. The decrease is primarily due to a 18.1% increase in the cost of bone-in chicken wings, and an increase in the Ad Fund contribution rate from 3% to 4% of gross sales beginning in fiscal year 2019.
Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and proceeds from the incurrence of debt. Our primary requirements for liquidity and capital are working capital and general corporate needs. Historically, we have operated with minimal positive working capital or with negative working capital. We have in the past, and may in the future, refinance our existing indebtedness with new debt arrangements and utilize a portion of borrowings to return capital to our stockholders. We believe that our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy for at least the next twelve months.

The following table shows summary cash flows information for the fiscal years 2019 and 2018 (in thousands):

	Year ended
	December 28, 2019	December 29, 2018
Net cash provided by (used in):
Operating activities	38,583	38,770
Investing activities	(23,731)	(10,498)
Financing activities	(14,617)	(13,724)
Net change in cash and cash equivalents	$235	$14,548
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
Net cash provided by operating activities was $38.6 million in fiscal year 2019, which was comparable the prior fiscal year.
Investing activities. Our net cash used in investing activities was $23.7 million in fiscal year 2019, an increase of $13.2 million, from $10.5 million in fiscal year 2018. The increase was primarily due to the purchase of a new corporate headquarters building for $18.3 million during the fiscal year 2019, offset by a $5.3 million decrease in cash used for restaurant acquisitions compared to the prior fiscal year.
Financing activities. Our net cash used in financing activities was $14.6 million in fiscal year 2019, an increase of $0.9 million, from $13.7 million in fiscal year 2018. The increase was primarily due to a $3.8 million increase in the aggregate amount of quarterly dividends paid to stockholders in 2019 offset by a decrease in net principal payments associated with our debt.
Senior secured credit facilities. On November 14, 2018, we entered into a securitized financing facility comprised of $320 million of Series 2018-1 4.97% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”) as well as a variable funding note facility of Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Notes”), which allow us to borrow up to $20 million as needed on a revolving basis and to issue letters of credit. We utilized approximately $314 million of proceeds from the Class A-2 Notes to repay the approximately $215 million of indebtedness under the existing credit facility and to pay a special cash dividend of approximately $89.7 million to our stockholders. As of December 28, 2019, we had no outstanding borrowings under the Variable Funding Notes, with $4.0 million letters of credit outstanding, and $317.6 million outstanding under the Class A-2 Notes. There were no amounts drawn down on the letters of credit as of December 28, 2019.
The Class A-2 Notes are subject to 1% annual amortization, bear interest at a fixed rate of 4.97% per annum, and have an anticipated repayment date of December 2023. Interest and principal payments on the Notes are payable on a quarterly basis.
Dividends. We paid quarterly cash dividends of $0.09 per share of common stock aggregating $5.2 million for the first two quarters of 2019. We paid quarterly cash dividends of $0.11 per share of common stock aggregating $6.5 million for the third and fourth quarters of 2019. On February 18, 2020, the Company’s board of directors approved a dividend of $0.11 per share, to be paid on March 20, 2020 to stockholders of record as of March 6, 2020, totaling approximately $3.2 million.
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

Contractual Obligations
The following table sets forth our contractual obligations and commercial commitments as of December 28, 2019 (in thousands):

	Payments due by period
	Fiscal year 2020	Fiscal years 2021-2022	Fiscal years 2023-2024	Thereafter
2018-1 Class A-2 Senior Secured Notes	$3,200	$6,400	$308,000	$—
Operating leases (a)	2,219	4,230	3,140	1,492
Interest payments	15,805	31,133	15,328	—
Total	$21,224	$41,763	$326,468	$1,492

(a)	Includes base lease terms and certain optional renewal periods that are included in the lease term in accordance with accounting guidance related to leases.
Indemnifications. We are parties to certain indemnifications to third parties in the ordinary course of business. The probability of incurring an actual liability under such indemnifications is sufficiently remote so that no liability has been recorded.
Off-Balance Sheet Arrangements
The Company is required to provide standby letters of credit related to our securitized financing facility. Although the letters of credit are off-balance sheet, the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $4.0 million at December 28, 2019. We do not believe that these arrangements have or are likely to have a material effect on our results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.
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
Revenue Recognition
Revenue from contracts with customers consists primarily of royalties, Ad Fund contributions, initial and renewal franchise fees and upfront fees from development agreements and international territory agreements. Our performance obligations under franchise agreements consist of (a) a franchise license, (b) pre-opening services, such as training, and (c) ongoing services, such as management of the Ad Fund, development of training materials and menu items and restaurant monitoring. These performance obligations are highly interrelated so we do not consider them to be individually distinct and therefore account for them as a single performance obligation, which is satisfied by providing a right to use our intellectual property over the term of each franchise agreement.
Royalties, including franchisee contributions to the Ad Fund, are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement. Initial and renewal franchise fees are payable by the franchisee prior to the restaurant opening or at the time of a renewal of an existing franchise agreement. Our franchise agreement royalties, inclusive of Ad Fund contributions, represent sales-based royalties that are related entirely to our performance obligation under the franchise agreement and are recognized as franchise sales occur. Additionally, initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement. Our performance obligation under development agreements and international territory agreements generally consists of an obligation to grant exclusive development rights over a stated term. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for development rights are deferred and apportioned to each franchise restaurant opened by the franchisee. The pro rata amount apportioned to each restaurant is accounted for as an initial franchise fee.

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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for bone-in chicken wings so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 28.2% and 25.4% of our company-owned restaurant costs of sales in fiscal years 2019 and 2018. A hypothetical 10.0% increase in the bone-in chicken wing costs in fiscal year 2019 would have increased costs of sales by approximately $1.2 million during the year. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $317.6 million incurred under the Notes as of December 28, 2019 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt as a higher rate. The Company is exposed to interest rate increases under the Variable Funding Notes; however, the Company had no outstanding borrowings under its Variable Funding Notes as of December 28, 2019, net of letters of credit issued of $4.0 million.

Item 8.	Financial Statements and Supplementary Data
Information with respect to this Item is set forth beginning on page F-1. See “Item 15 - Exhibits and Financial Schedule” below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2019 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 28, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of December 28, 2019, our internal control over financial reporting is effective based on those criteria.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 28, 2019.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Wingstop Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Wingstop Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 28, 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 28, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2020, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ KPMG LLP

Dallas, Texas
February 19, 2020

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item 10 will be included in our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

Item 11.	Executive Compensation
Information required by this Item 11 will be included in our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 201(d) of Regulation S-K, required by this Item 12 will be included in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 will be included in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The Company’s independent registered public accounting firm is KPMG LLP. Information regarding required by this Item 14 will be included in our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders and such disclosure is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements
Refer to Index to Financial Statements appearing on page F-1.
(b)	Financial Statement Schedules
No financial statement schedules are provided because the information called for is not required or is shown in the financial statements or the notes thereto.
(c)	Exhibits
The exhibits listed below are filed or incorporated by reference as a part of this report.

Index to Exhibits

Exhibit No.	Description
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

4.4*	Description of Wingstop Inc. Common Stock.
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

10.5†
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

10.12†
Amendment Two to the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, effective as of August 3, 2017, filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 001-37425) and incorporated herein by reference.

10.13*†	Amended and Restated Form of Performance-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan.
10.14*†	Amended and Restated Form of Service-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan.
10.15*†	Amended and Restated Form of Restricted Stock Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan.
10.16†
Wingstop Inc. Amended and Restated Executive Severance Plan, effective as of February 26, 2019, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-37425) for the fiscal year ended December 29, 2018 and incorporated herein by reference.

10.17†
Form of Wingstop Inc. Executive Severance Plan Participation Agreement, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-37425) for the fiscal year ended December 29, 2018 and incorporated herein by reference.

10.18*†	Amended and Restated Employment Agreement, dated November 13, 2019, by and between Wingstop Restaurants Inc. and Charles Morrison.
10.19*†	Letter Agreement between Wingstop Inc. and Larry Kruguer, dated January 14, 2020.
10.20†
Form of Change in Control Bonus Award Agreement filed as exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference.

10.21†	Form of Indemnification Agreement, filed as exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference.
10.22†
Wingstop Inc. Employee Stock Purchase Plan, filed as exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37425) for the quarterly period ended March 30, 2019 and incorporated by reference herein.

21.1*	List of subsidiaries of Wingstop Inc.
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)
___________________
*Filed herewith.
†Indicates management agreement.

Item 16.	Form 10-K Summary
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

Name	Title	Date
/s/ Charles R. Morrison		February 19, 2020
Charles R. Morrison	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ Michael J. Skipworth		February 19, 2020
Michael J. Skipworth	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Lynn Crump-Caine		February 19, 2020
Lynn Crump-Caine	Lead Independent Director
/s/ Krishnan Anand		February 19, 2020
Krishnan Anand	Director
/s/ David L. Goebel		February 19, 2020
David L. Goebel	Director
/s/ Michael J. Hislop		February 19, 2020
Michael J. Hislop	Director
/s/ Kate S. Lavelle		February 19, 2020
Kate S. Lavelle	Director
/s/ Kilandigalu M. Madati		February 19, 2020
Kilandigalu M. Madati	Director
/s/ Wesley S. McDonald		February 19, 2020
Wesley S. McDonald	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Wingstop Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Wingstop Inc. and subsidiaries (the Company) as of December 28, 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 28, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019, and the results of its operations and its cash flows for the year ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 30, 2018, due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), as amended.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the sufficiency of audit evidence over royalty revenue and advertising fees
As discussed in Notes 1 and 16 to the consolidated financial statements, the Company recognized $75.1 million of royalty revenue and $55.9 million of advertising fees and related income for the year ended December 28, 2019. Royalty revenue and advertising fees are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement.
We identified the evaluation of the sufficiency of audit evidence obtained over royalty revenue and advertising fees as a critical audit matter. This evaluation required especially challenging auditor judgment because such revenue streams are dependent upon the franchise restaurant sales reported by the franchised restaurants through the franchisees' point-of-sale systems.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue process, including controls over (1) the royalty and advertising fund contribution rates, (2) the reconciliation of royalty revenue and advertising fees recognized with the amount of cash received from franchisees for royalty and advertising fees. We involved IT professionals with specialized skills and knowledge who assisted in testing the information systems used in the revenue process. We compared revenue recognized to cash received for the year for royalty revenue and advertising fees. We sent third-party confirmations to a sample of franchisees regarding the amount of royalties and advertising fees that they owed to the Company. In addition, we evaluated the overall sufficiency of the audit evidence obtained over royalty revenue and advertising fees.
/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Dallas, Texas
February 19, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Wingstop Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Wingstop Inc. and Subsidiaries (the Company) as of December 29, 2018, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two fiscal years in the period ended December 29, 2018, and the related notes (collectively referred to as the “consolidated financial statements”) (not presented separately herein). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2018, and the results of its operations and its cash flows for each of the two fiscal years in the period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.
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
/s/ ERNST & YOUNG LLP
We served as the Company's auditor from 2014 to 2019.
Dallas, Texas
February 27, 2019

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value data)

	December 28, 2019	December 29, 2018

Assets
Current assets
Cash and cash equivalents	$12,849	$12,493
Restricted cash	4,790	4,462
Accounts receivable, net	5,175	5,764
Prepaid expenses and other current assets	2,449	2,056
Advertising fund assets, restricted	4,927	5,131
Total current assets	30,190	29,906
Property and equipment, net	27,842	8,338
Goodwill	50,188	49,655
Trademarks	32,700	32,700
Customer relationships, net	12,910	14,233
Other non-current assets	12,283	4,917
Total assets	$166,113	$139,749
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$3,348	$2,750
Other current liabilities	21,454	16,201
Current portion of debt	3,200	2,400
Advertising fund liabilities	4,927	5,131
Total current liabilities	32,929	26,482
Long-term debt, net	307,669	309,374
Deferred revenues, net of current	22,343	21,885
Deferred income tax liabilities, net	4,485	4,866
Other non-current liabilities	8,115	1,972
Total liabilities	375,541	364,579
Commitments and contingencies (see Note 12)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,457,228 and 29,296,939 shares issued and outstanding as of December 28, 2019 and December 29, 2018, respectively	295	293
Additional paid-in-capital	552	1,036
Accumulated deficit	(210,275)	(226,159)
Total stockholders' deficit	(209,428)	(224,830)
Total liabilities and stockholders' deficit	$166,113	$139,749
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017

Revenue:
Royalty revenue, franchise fees and other	$88,291	$71,858	$66,076
Advertising fees and related income	55,932	34,484	30,174
Company-owned restaurant sales	55,453	46,839	37,069
Total revenue	199,676	153,181	133,319
Costs and expenses:
Cost of sales (1)	41,105	32,063	28,745
Advertising expenses	52,891	33,699	32,427
Selling, general and administrative	57,295	44,579	34,898
Depreciation and amortization	5,484	4,313	3,376
Total costs and expenses	156,775	114,654	99,446
Operating income	42,901	38,527	33,873
Interest expense, net	17,136	10,123	5,131
Other expense, net	—	1,477	—
Income before income tax expense	25,765	26,927	28,742
Income tax expense	5,289	5,208	4,802
Net income	$20,476	$21,719	$23,940

Earnings per share
Basic	$0.70	$0.74	$0.82
Diluted	$0.69	$0.73	$0.82

Weighted average shares outstanding
Basic	29,415	29,231	29,025
Diluted	29,670	29,587	29,424

Dividends per share	$0.40	$6.54	$0.14
(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2016	28,747,392	$287	$1,194	$(82,911)	$(81,430)
Net income	—	—	—	23,940	23,940
Shares issued under stock plans	345,277	4	1,314	—	1,318
Stock-based compensation expense	—	—	1,851	—	1,851
Dividends paid	—	—	(4,097)	—	(4,097)
Balance at December 30, 2017	29,092,669	291	262	(58,971)	(58,418)
Net income	—	—	—	21,719	21,719
Shares issued under stock plans	208,261	2	515	—	517
Tax payments for restricted stock upon vesting	(3,991)	—	—	(183)	(183)
Stock-based compensation expense	—	—	3,725	—	3,725
Dividends paid	—	—	(3,466)	(188,724)	(192,190)
Balance at December 29, 2018	29,296,939	293	1,036	(226,159)	(224,830)
Adjustment for ASC 842 adoption	—	—	—	154	154
Net income	—	—	—	20,476	20,476
Shares issued under stock plans	176,201	2	687	—	689
Tax payments for restricted stock upon vesting	(15,912)	—	—	(1,149)	(1,149)
Stock-based compensation expense	—	—	6,974	—	6,974
Dividends paid	—	—	(8,145)	(3,597)	(11,742)
Balance at December 28, 2019	29,457,228	$295	$552	$(210,275)	$(209,428)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017

Operating activities
Net income	$20,476	$21,719	$23,940
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,484	4,313	3,376
Deferred income taxes	(426)	(1,054)	(2,548)
Stock-based compensation expense	6,974	3,725	1,851
Amortization of debt issuance costs	1,586	1,983	292
Changes in operating assets and liabilities:
Accounts receivable	496	(1,197)	(1,368)
Prepaid expenses and other assets	323	(178)	(503)
Advertising fund assets and liabilities, net	(449)	1,657	386
Accounts payable and other current liabilities	3,086	6,996	(876)
Deferred revenue	881	977	3,052
Other non-current liabilities	152	(171)	(167)
Cash provided by operating activities	38,583	38,770	27,435

Investing activities
Purchases of property and equipment	(22,486)	(3,982)	(2,535)
Acquisition of restaurant from franchisee	(1,245)	(6,516)	(3,949)
Cash used in investing activities	(23,731)	(10,498)	(6,484)

Financing activities
Proceeds from exercise of stock options	689	517	1,318
Borrowings of long-term debt	5,000	551,108	3,500
Repayments of long-term debt	(7,400)	(364,858)	(21,000)
Payment of deferred financing costs	(15)	(9,571)	—
Tax payments for restricted stock upon vesting	(1,149)	(183)	—
Dividends paid	(11,742)	(190,737)	(4,070)
Cash used in financing activities	(14,617)	(13,724)	(20,252)

Net change in cash, cash equivalents, and restricted cash	235	14,548	699
Cash, cash equivalents, and restricted cash at beginning of period	20,940	6,392	5,693
Cash, cash equivalents, and restricted cash at end of period	$21,175	$20,940	$6,392

Supplemental information:
Cash paid for interest	$16,929	$7,601	$4,842
Cash paid for taxes	$5,407	$2,951	$10,096
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Basis of Presentation and Summary of Significant Accounting Policies
Overview
Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of December 28, 2019, 1,200 franchised restaurants were in operation domestically and 154 international franchised restaurants were in operation across nine countries. As of December 28, 2019, the Company owned and operated 31 restaurants.
Summary of Significant Accounting Policies

(a)	Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Wingstop Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Year End
The Company uses a 52/53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2019, 2018, and 2017 each consisted of 52 weeks.

(c)	Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions, primarily related to long-lived asset (valuation), indefinite and finite lived intangible asset valuation, income taxes, leases, stock-based compensation, contingencies, and common stock equity valuations. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could differ from those estimates.

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

(e)	Cash, Cash Equivalents, and Restricted Cash
The Company continually monitors its positions with, and the credit quality of, the financial institutions in which it maintains its deposits and investments. As of December 28, 2019 and December 29, 2018, we maintained balances in various cash accounts in excess of federally insured limits. All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents.
Restricted cash includes cash and cash equivalents held for future principal and interest payments as required by the Company's debt agreements. The Company also has Advertising fund restricted cash, which can only be used for activities that promote the

Wingstop brand. Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of December 28, 2019 and December 29, 2018 were as follows (in thousands):

	December 28, 2019	December 29, 2018
Cash and cash equivalents	$12,849	$12,493
Restricted cash	4,790	4,462
Restricted cash, included in Advertising fund assets, restricted	3,536	3,985
Total cash, cash equivalents, and restricted cash	$21,175	$20,940

(f)	Accounts Receivable
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
Property and equipment is recorded at cost less accumulated depreciation. Property and equipment is depreciated based on the straight-line method over the following estimated useful lives:

Property and Equipment	Estimated Useful Lives
Building	40 years
Leasehold and other improvements	Lesser of the expected lease term or useful life
Equipment, furniture and fixtures	3 to 7 years
Computer software	3 years
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

(i)	Impairment or Disposal of Long-Lived Assets
Property and equipment and finite-life intangible assets are reviewed for impairment periodically and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment and finite-lived intangible assets is performed at the component level, which is generally an individual restaurant and requires judgment and an estimate of future restaurant generated cash flows. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections. The Company did not record any impairment losses on long-lived assets in fiscal years 2019, 2018, or 2017.

(j)	Goodwill and Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of goodwill and trademarks, which are not subject to amortization. On an annual basis (October 1st of the fiscal year) and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, the Company reviews the recoverability of goodwill and indefinite-lived intangible assets. No indications of impairment were identified during fiscal years 2019, 2018, or 2017.

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
Continuing royalties, which are a percentage of net sales of the franchisee, are recognized as revenue when earned. The Company records food and beverage revenues from company-owned stores upon sale to the customer. The Company collects and remits sales, food and beverage, alcoholic beverage, and hospitality taxes on transactions with customers and reports such amounts under the net method in its Consolidated Statements of Operations. Accordingly, these taxes are not included in gross revenue.
The Company records a liability in the period in which a gift card is sold. As gift cards are redeemed, the liability is reduced. When gift cards are redeemed at a franchisee-operated restaurant, the revenue and related administrative costs are recognized by the franchisee. The Company recognizes revenue and related administrative costs when gift cards are redeemed at Company-operated restaurants.

(l)	Consideration from Vendors
The Company has entered into food and beverage supply agreements with certain major vendors. Pursuant to the terms of these arrangements, rebates are provided to the Company from the vendors based upon the dollar volume of purchases for Company-operated restaurants and franchised restaurants. Additionally, the Company receives certain incentives from vendors to sponsor its annual franchisee convention. These incentives are recognized as earned throughout the year and are classified as a reduction in Cost of sales with any consideration received in excess of the total expense of the vendor’s products included within Royalty revenue, franchise fees and other within the Consolidated Statements of Operations. The incentives recognized were approximately $10.6 million, $8.2 million, and $11.2 million, during fiscal years 2019, 2018, and 2017, respectively, of which $1.6 million, $1.2 million, and $0.9 million was classified as a reduction in Cost of sales during fiscal years 2019, 2018, and 2017, respectively.

(m)	Advertising Expenses
The Company administers the Ad Fund, for which a percentage of gross sales is collected from Wingstop restaurant franchisees and company-owned restaurants to be used for various forms of advertising for the Wingstop brand. Under this program, franchisees contributed 4% of gross sales for fiscal years 2019, and 3% for fiscal years 2018 and 2017.
The Company administers and directs the development of all advertising and promotion programs in the Ad Fund for which it collects advertising contributions in accordance with the provisions of its franchise agreements. The Company has a contractual obligation with regard to these advertising contributions. The Company consolidates and reports all assets and liabilities of the Ad Fund as restricted assets of the Ad Fund and liabilities of the Ad Fund within current assets and current liabilities, respectively, in the Consolidated Balance Sheets. The assets and liabilities of the Ad Fund consist primarily of cash, receivables, accrued expenses, other liabilities. Pursuant to the Company’s franchise agreements, use of Ad Fund contributions is restricted to advertising, public relations, merchandising, similar activities, and administrative expenses to increase sales and further enhance the public reputation of the Wingstop brand. The aforementioned administrative expenses may also include personnel expenses and allocated costs incurred by the Company that are directly associated with administering the Ad Fund, as outlined in the provisions of the applicable franchise agreements.
The Company expenses the production costs of advertising in the period in which the advertising first occurs. All other advertising and promotional costs are expensed in the period incurred. When contributions to the Ad Fund exceed the related advertising expenses, advertising costs are accrued up to the amount of the related contributions. Ad Fund contributions and expenditures are reported on a gross basis in the Consolidated Statements of Operations, which are largely offsetting and therefore do not impact our reported net income in years when contributions to the Ad Fund exceed advertising expenses incurred. Administrative support services and compensation expenses of employees that provide services directly to the Ad Fund, are included in Selling, general and administrative expenses (“SG&A”) in the Consolidated Statements of Operations. Advertising expenses incurred by company-owned restaurants are included within Cost of sales in the Consolidated Statements of Operations. Company operated restaurants incurred advertising expenses of $2.9 million, $1.9 million, and $1.5 million in fiscal years 2019, 2018, and 2017, respectively.

(n)	Leases
The Company determines whether an arrangement is a lease at inception and leases restaurants and office space under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses, and/or contingent rent provisions. For leases with renewal periods at the Company’s option, the Company determines the expected lease period based on whether the renewal of any options are reasonably certain at the inception of the lease. For purposes of measurement and amortization of the right-of-use asset and associated lease liability over the terms of the leases, the Company uses the date it takes possession of the leased space for construction purposes at the beginning of the lease term, which is generally two to three months prior to a restaurant’s opening date. As most leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. The Company has lease agreements that contain both lease and non-lease components which are not separated. Certain leases require the Company to pay a portion of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent.

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
Franchise segment
The Franchise segment consists of our domestic and international franchise restaurants, which represent the majority of our system-wide restaurants. As of December 28, 2019, the franchise operations segment consisted of 1,354 restaurants operated by Wingstop franchisees in the United States and nine countries outside of the United States as compared to 1,223 franchised restaurants in operation as of December 29, 2018. Franchise operations revenue consists primarily of franchise royalty revenue, Ad Fund contributions, fees for the sale of franchise and development agreements, and international territory agreements. Additionally, vendor rebates received for system-wide volume purchases in excess of the total expense of the vendor’s products are recognized as revenue of franchise operations.

Company Segment
As of December 28, 2019, the Company segment consisted of 31 company-owned restaurants, located in the United States, as compared to 29 company-owned restaurants as of December 29, 2018. Company-owned restaurant sales consist primarily of food and beverage sales at company-operated restaurants. Company-owned restaurant expenses consist primarily of operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent, and other operating costs.
Certain corporate related items are not allocated to the reportable segments and have historically consisted of transaction costs associated with debt refinancings and special dividends. The Company allocates selling, general and administrative expenses based on the relative support provided to each reportable segment.

(r)	Recent Accounting Pronouncements
Recently adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”). ASU 2016-02 amended the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance also required additional disclosures about leases. The Company adopted the requirements of the new standard as of the first day of fiscal year 2019 using the modified retrospective approach without restating comparative periods. As part of our adoption, we elected the package of practical expedients, as well as the hindsight practical expedient, permitted under the new guidance, which, among other things, allowed the Company to continue utilizing historical classification of leases. In addition, we elected not to separate non-lease components for our real estate leases.
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
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Fiscal Year
	December 28, 2019	December 29, 2018	December 30, 2017
Basic weighted average shares outstanding	29,415	29,231	29,025
Dilutive shares	255	356	399
Diluted weighted average shares outstanding	29,670	29,587	29,424
We had approximately 3,000, 3,000, and 6,000 equity awards outstanding at December 28, 2019, December 29, 2018, and December 30, 2017, respectively, that were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.

(3)	Dividends
The Company declared and paid dividends of $11.7 million, or $0.40 per common share, in fiscal year 2019, $192.2 million, or $6.54 per common share in fiscal year 2018, and $4.1 million, or $0.14 per common share in fiscal year 2017.

Subsequent to the end of fiscal year 2019, on February 18, 2020, the Company’s board of directors declared a quarterly dividend of $0.11 per share of common stock, to be paid on March 20, 2020 to stockholders of record as of March 6, 2020, totaling approximately $3.2 million.

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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	December 28, 2019		December 29, 2018
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2018-1 Class A-2 Senior Secured Notes (1)	Level 2	$317,600	$331,247	$320,000	$320,000
(1) The fair value of long-term debt was estimated using available market information.

(5)	Accounts Receivable, net
Accounts receivables, net, consist of the following (in thousands):

	December 28, 2019	December 29, 2018
Vendor rebates receivable	$2,530	$2,224
Royalties receivable, net	1,870	1,521
Gift card receivable	477	1,484
Other receivables	298	535
Accounts receivable, net	$5,175	$5,764

(6)	Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 28, 2019	December 29, 2018
Construction in progress	$16,188	$1,962
Equipment, furniture and fixtures	15,568	11,192
Leasehold and other improvements	9,021	7,929
Land	2,828	—
Property and equipment, gross	43,605	21,083
Less: accumulated depreciation	(15,763)	(12,745)
Property and equipment, net	$27,842	$8,338
Depreciation expense was $3.1 million, $2.1 million and $1.9 million for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.
On June 19, 2019, the Company entered into an agreement to purchase an office building for a purchase price of $18.3 million, which closed in the third quarter of 2019 and was funded with cash on hand. The building will be used for the Company’s headquarters and is in Addison, Texas.
The building is included in construction in process within Property and equipment, net on the Consolidated Balance Sheet and will begin depreciating when the build out of the headquarters is complete and the assets are ready for their intended use, which is estimated to be at the beginning of fiscal year 2021.

(7)	Intangible Assets and Goodwill
The Company’s goodwill and other intangible assets arose from Wingstop’s acquisition of the equity interests of Wingstop Holdings, Inc. in April 2010, as well as the acquisition of restaurants from franchisees in 2018 and 2019. Goodwill has been allocated to two reporting units, company-owned restaurants and franchised restaurants and represents the excess of purchase consideration transferred for the respective reporting unit over the fair value of the business at the time of the acquisition. See Note 17 for the allocation of goodwill among the two reporting units.
The following is a summary of goodwill balances and activity (in thousands):

	December 28, 2019	December 29, 2018
Balance, beginning of period	$49,655	$46,557
Acquisition of restaurants	533	3,098
Balance, end of period	$50,188	$49,655

Intangible assets, excluding goodwill, consisted of the following (in thousands):

	December 28, 2019	December 29, 2018	Weighted Average Amortization Period (in years)
Intangible assets:
Trademarks	$32,700	$32,700
Indefinite-lived assets	32,700	32,700
Customer relationships	26,300	26,300	20.0
Franchise rights (1)	5,638	5,028	6.4
Proprietary software (1)	115	115	5.0
Noncompete agreements (1)	250	250	2.8
Less: accumulated amortization	(15,855)	(13,453)
Definite-lived assets	16,448	18,240	17.4
Intangible assets, net	$49,148	$50,940
(1)Included within Other non-current assets net of associated accumulated amortization within the Consolidated Balance Sheets.
Amortization expense for definite-lived intangibles was $2.4 million, $2.2 million, and $1.5 million for fiscal years 2019, 2018, and 2017, respectively. Estimated amortization expense, principally related to customer relationships, for the five succeeding years and the aggregate thereafter is (in thousands):

Fiscal year 2020	$2,186
Fiscal year 2021	2,026
Fiscal year 2022	1,870
Fiscal year 2023	1,760
Fiscal year 2024	1,594
Thereafter	7,012
Total	$16,448

(8)	Prepaid Expenses and Other Current Assets and Other Current Liabilities
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 28, 2019	December 29, 2018
Prepaid expenses	$1,347	$1,468
Federal income tax receivable	667	—
Prepaid gift card expenses	120	289
Inventories	315	299
Total	$2,449	$2,056

Other current liabilities consisted of the following (in thousands):

	December 28, 2019	December 29, 2018
Accrued payroll and bonuses	$7,512	$5,183
Current portion of deferred revenues	2,622	2,343
Short term lease liability	1,806	—
Gift card liability	1,758	2,782
Taxes payable	522	398
Other accrued liabilities	7,234	5,495
Total	$21,454	$16,201

(9)	Income Taxes
Income tax expense for the fiscal years 2019, 2018 and 2017 consists of the following (in thousands):

	Fiscal Year
	December 28, 2019	December 29, 2018	December 30, 2017
Current expense
Federal	$4,286	$4,932	$6,204
State	1,170	1,089	800
Foreign	259	241	346
Deferred expense (benefit)
Federal	(579)	(946)	(2,660)
State	153	(108)	112
Income tax expense	$5,289	$5,208	$4,802
A reconciliation of income tax at the U.S. federal statutory tax rate (using a statutory tax rate of 21%) to income tax expense for fiscal years 2019, 2018 and 2017 in dollars is as follows (in thousands):

	Fiscal Year
	December 28, 2019	December 29, 2018	December 30, 2017
Expected income tax expense at statutory rate	$5,411	$5,655	$10,060
Tax Act impact on deferred taxes	—	—	(3,647)
Permanent differences	(835)	(1,462)	(2,300)
State tax expense, net of federal benefit	985	520	589
Foreign tax expense	259	241	347
Foreign tax credits	(259)	(241)	(347)
(Decrease) increase in unrecognized tax benefit	(128)	322	114
Other	(144)	173	(14)
Income tax expense	$5,289	$5,208	$4,802

The components of deferred tax assets (liabilities) are as follows (in thousands):

	December 28, 2019	December 29, 2018
Deferred tax assets:
Deferred revenue	$4,510	$4,470
Accrued bonus	262	276
Stock based compensation	776	735
Deferred rent	394	257
Intangible assets	99	118
Other	1,467	405
Net operating loss carryforwards and credits	869	571
Valuation allowance	(577)	(482)
	7,800	6,350
Deferred tax liabilities:
Intangible assets	(10,820)	(10,933)
Property and equipment	(1,465)	(283)
	(12,285)	(11,216)
Net deferred tax liability	$(4,485)	$(4,866)
The Company had a state net operating loss carry-forward of $23.3 million at December 28, 2019 and December 29, 2018. The state net operating loss carry forwards begin to expire in 2030.
The Company had a valuation allowance of $577,000 and $482,000 against its deferred tax assets as of December 28, 2019 and December 29, 2018, respectively. In assessing whether a deferred tax asset will be realized, the Company considers whether it is more likely than not that some portion, or all of the deferred tax assets will not be realized. The Company considers the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not we will realize a portion of the benefits of the federal and state deductible differences with the exception of $39,000 and $538,000, respectively.
The Company files income tax returns, which are periodically audited by various federal and state jurisdictions. In fiscal year 2019 the Internal Revenue Service commenced an examination of the Company’s U.S. income tax return for fiscal years 2016 and 2017.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2016	$602
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	—
Additions for tax positions of current year	78
Subtractions for tax positions of current year	—
Balance as of December 30, 2017	680
Additions for tax positions of prior years	78
Subtractions for tax positions of prior years	—
Additions for tax positions of current year	155
Subtractions for tax positions of current year	—
Balance as of December 29, 2018	913
Additions for tax positions of prior years	187
Subtractions for tax positions of prior years	(330)
Additions for tax positions of current year	929
Subtractions for tax positions of current year	—
Balance as of December 28, 2019	$1,699
As of December 28, 2019 and December 29, 2018, the accrued interest and penalties on the unrecognized tax benefits were $316,000 and $258,000, respectively, excluding any related income tax benefits. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statement of Operations.
At December 28, 2019 and December 29, 2018, the amount of unrecognized tax benefits was $1,699,000 and $913,000 of which, if ultimately recognized, would reduce the Company’s effective tax rate.

(10)	Debt Obligations
Long-term debt consists of the following components (in thousands):

	December 28, 2019	December 29, 2018
2018-1 Class A-2 Senior Secured Notes	$317,600	$320,000
Debt issuance costs, net of amortization	(6,731)	(8,226)
Less: current portion of debt	(3,200)	(2,400)
Long-term debt, net	$307,669	$309,374
As of December 28, 2019, the scheduled principle payments on debt were as follows (in thousands):

Fiscal year 2020	$3,200
Fiscal year 2021	3,200
Fiscal year 2022	3,200
Fiscal year 2023	308,000
Total	$317,600
Securitized Financing Facility
On November 14, 2018, the Company completed a recapitalization in which certain of the Company’s subsidiaries issued notes pursuant to an asset-backed securitization. The notes consisted of $320 million of Series 2018-1 4.970% Fixed Rate Senior Secured Notes, Class A-2 with an anticipated term of five years (the “Class A-2 Notes”). In connection with the issuance of the Class A-2 Notes, the Company also entered into a revolving financing facility of Series 2018-1 Variable Funding Senior Notes,

Class A-1 (the “Variable Funding Notes”), which permits borrowings of up to a maximum principal amount of $20 million, which may be used to issue letters of credit. A portion of the proceeds of the Class A-2 Notes was used to repay the $215 million of principal outstanding on the outstanding term loan and revolving credit facility and to pay related transaction fees. The additional net proceeds were used for general corporate purposes, which included a return of capital to the Company’s stockholders in 2018. No borrowings were outstanding under the Variable Funding Notes as of December 28, 2019 or December 29, 2018.
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
Interest and principal payments on the Class A-2 Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Class A-2 Notes is subject to certain financial conditions set forth in the indenture. The legal final maturity date of the Notes is in December of 2048, but, unless earlier prepaid to the extent permitted under the indenture, the anticipated repayment date of the Class A-2 Notes is December 2023. If the Issuer has not repaid or refinanced the Class A-2 Notes prior to the anticipated repayment date, additional interest will accrue on the Notes.
The Variable Funding Notes accrue interest at a variable rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin, as more fully set forth in the Variable Funding Note Purchase Agreement. There is a commitment fee on the unused portion of the Variable Funding Notes facility, which is 50 basis points based on the utilization under the Variable Funding Notes facility. As of December 28, 2019 and December 29, 2018, $4.0 million and $5.0 million, respectively, of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the indenture. There were no amounts drawn down on the letters of credit as of December 28, 2019 or December 29, 2018.
Total debt issuance costs incurred and capitalized in connection with the issuance of the Notes were $8.8 million. Previously capitalized financing costs of $1.5 million were expensed as a result of the refinancing in fiscal year 2018.
The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, that the assets pledged as collateral for the Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information, and similar matters. The Notes are also subject to customary rapid amortization events provided for in the indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain change of control and manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of December 28, 2019, the Company was in compliance with all financial covenants.
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

(11)	Leases
The Company determines whether an arrangement is a lease at inception. The Company has operating leases for office and retail space, as well as equipment. Our leases have remaining terms of 0.8 years to 10.0 years, some of which include options to extend the lease term for up to ten years. Lease terms may include options to renew when it is reasonably certain that the Company will exercise that option. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. We have lease agreements that contain both lease and non-lease components. For real estate leases, we account for lease components together with non-lease components (e.g., common-area maintenance).
Components of lease expense are as follows (in thousands):

Year Ended
December 28, 2019
Operating lease cost (a)	$2,113
Variable lease cost (b)	507
Total lease cost	$2,620
(a) Includes short-term leases, which are immaterial.
(b) Primarily related to adjustments for inflation, common area maintenance, and property tax.
Supplemental cash flow information related to leases is as follows (dollar amounts in thousands):

Year Ended
December 28, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,263
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,352

Supplemental balance sheet information related to our operating leases is as follows:

	Balance Sheet Classification	December 28, 2019
Right-of-use assets	Other non-current assets	$8,242
Current lease liabilities	Other current liabilities	1,806
Non-current lease liabilities	Other non-current liabilities	7,975

Weighted average lease term and discount rate information related to leases is as follows:

Year Ended
December 28, 2019
Weighted average remaining lease term of operating leases	5.4 years
Weighted average discount rate of operating leases	4.77%

Maturities of lease liabilities by fiscal year are as follows (in thousands):

Fiscal year 2020	$2,219
Fiscal year 2021	2,218
Fiscal year 2022	2,012
Fiscal year 2023	1,736
Fiscal year 2024	1,404
Thereafter	1,492
Total future minimum lease payments	11,081
Less: imputed interest	(1,300)
Total lease liabilities	$9,781

As of December 29, 2018, minimum lease payments under non-cancelable operating leases by period were expected to be as follows (in thousands):

Fiscal year 2019	$2,181
Fiscal year 2020	2,214
Fiscal year 2021	2,005
Fiscal year 2022	1,800
Fiscal year 2023	1,523
Thereafter	2,145
Total	$11,868

(12)	Commitments and Contingencies
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
The Company sponsors a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. The Company made matching contributions of approximately $594,000, $556,000 and $450,000 for fiscal years 2019, 2018 and 2017, respectively.

(14)	Stock-Based Compensation
The Wingstop Inc. 2015 Omnibus Equity Incentive Plan (the "2015 Plan"), was adopted in June 2015 and is currently the only plan under which the Company currently grants awards. The 2015 Plan provides for the grant or award of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards and other stock-based awards to employees, directors, and other eligible persons. As of December 28, 2019, there were approximately 1.7 million shares available for future grants under the 2015 Plan. Prior to the 2015 Plan, the Company granted awards under the 2010 Stock Option Plan.
The options and restricted stock awards granted under the 2015 Plan are subject to either service-based or performance-based vesting. Service-based awards contain a service-based, or time-based, vesting provision. Performance-based options contain performance-based vesting provisions based on the Company meeting certain Adjusted EBITDA profitability targets or sales targets for the vesting period. In the event of a change in control of the Company (as defined in the 2015 Plan), unless otherwise determined by the board of directors or the Compensation Committee of the board of directors, each outstanding award will become fully vested immediately prior to the change in control and shall be exchanged for cash.
Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized approximately $7.0 million, $3.7 million, and $1.9 million in stock compensation expense for fiscal years 2019, 2018, and 2017, respectively, with a corresponding increase to additional paid-in-capital. Stock compensation expense is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
Stock Options
The following table summarizes stock option activity (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 29, 2018	236	$6.04	$13,848	4.8
Options granted	—	—
Options exercised	(98)	5.06
Options canceled	(4)	26.21
Outstanding - December 28, 2019	134	$5.72	$10,801	3.8
The total grant-date fair value of stock options vested during each of the fiscal years 2019, 2018, and 2017 was $0.5 million, $0.5 million, and $1.0 million, respectively. The total intrinsic value of stock options exercised was $6.7 million, $7.6 million, and $8.1 million for fiscal years 2019, 2018, and 2017, respectively. During fiscal year 2019, there was a modification to certain awards resulting in additional compensation of $0.2 million.

A summary of the status of non-vested options as of December 28, 2019 and the changes during the period then ended is presented below (in thousands, except per share data):

	Stock Options	Weighted average grant-date fair value
Non-vested options - December 29, 2018	59	$12.82
Granted	—	—
Vested	(38)	13.98
Forfeited	(4)	29.33
Non-vested options - December 28, 2019	17	$10.20
As of December 28, 2019, there was $35.9 thousand of total unrecognized stock compensation expense related to non-vested stock options, which will be recognized over a weighted average period of less than one year.
Restricted Stock Units and Performance Stock Units
The following table summarizes activity related to restricted stock units and performance stock units (“PSUs”) (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 29, 2018	103	$36.18	130	$40.46
Units granted	47	68.40	86	71.22
Units vested	(46)	39.79	(26)	44.15
Units canceled	(22)	47.70	(21)	50.48
Outstanding - December 28, 2019	82	$52.73	169	$55.92
The fair value of restricted stock units and PSUs is based on the closing price on the date of grant. The restricted stock units granted during fiscal year 2019 vest over a three year service period. As of December 28, 2019, total unrecognized compensation expense related to unvested restricted stock units was $2.8 million which is expected to be recognized over a weighted-average period of 1.5 years. During fiscal year 2019, there was a modification to certain awards resulting in additional compensation expense of $0.7 million over the remaining term of the awards.
The Company granted 86,333 PSUs during fiscal year 2019 that are based on the outcome of certain performance criteria. Of the total PSUs granted, 46,333 are subject to a service condition and a performance vesting condition based on the achievement of certain Adjusted EBITDA targets, as defined by the 2015 Plan, over a performance period of one to three years. The remaining 40,000 PSUs are subject to a service condition and a performance vesting condition based on certain operational metrics. The amount of all PSU units granted in 2019 that can be earned ranges from 0% to 100%. The compensation expense related to these PSUs is recognized over the vesting period when the achievement of the performance conditions becomes probable. The total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest. The Company granted 15,290 PSUs during fiscal year 2018 that are subject to a service condition and a performance vesting condition based on the level of new sales growth achieved over the performance period. The maximum vesting percentage that could be realized for each of these PSUs is 500%, based on the level of performance achieved for the respective awards, as well as a market vesting condition linked to the level of total stockholder return received by the Company’s stockholders during the performance period measured against the companies in the S&P 600 Restaurant Index (“TSR PSUs”). The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total stockholder return market condition, resulting in a grant-date fair value range of $0.00 to $179.27 per unit based on the outcome of the performance condition. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided. As of December 28, 2019, total unrecognized compensation expense related to unvested PSUs was $5.6 million.

Restricted Stock Awards
The following table summarizes activity related to restricted stock awards (in thousands, except per share data):

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding - December 29, 2018	16	$36.02
Awards granted	4	88.12
Awards vested	(8)	33.17
Awards canceled	—	—
Outstanding - December 28, 2019	12	$54.81
The fair value of the non-vested restricted stock awards is based on the closing price on the date of grant. As of December 28, 2019, total unrecognized compensation expense related to unvested restricted stock awards was $0.5 million, which will be recognized over a weighted average period of approximately 1.4 years.

(15)	Restaurant Acquisition
On August 22, 2019, the Company acquired one existing restaurant from a franchisee. The total purchase price was $1.2 million, which was funded by cash flows from operations.
The following table summarizes the final allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Purchase Price Allocation
August 22, 2019
Acquisition
Property and equipment	$90
Reacquired franchise rights	610
Goodwill	533
Total purchase price	$1,233
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

(16)	Revenue from Contracts with Customers
Revenue from contracts with customers consist primarily of royalties, Ad Fund contributions, initial and renewal franchise fees and upfront fees from development agreements and international territory agreements. Our performance obligations under franchise agreements consist of (a) a franchise license, (b) pre-opening services, such as training, and (c) ongoing services, such as management of the Ad Fund, development of training materials and menu items and restaurant monitoring. These performance obligations are highly interrelated so are not considered to be individually distinct and therefore are accounted for as a single performance obligation, which is satisfied by providing a right to use intellectual property over the term of each franchise agreement.
Royalties, including franchisee contributions to the Ad Fund, are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement. Initial and renewal franchise fees are payable by the franchisee prior to the restaurant opening or at the time of a renewal of an existing franchise agreement. Our franchise agreement royalties, inclusive of Ad Fund contributions, represent sales-based royalties that are related entirely to our performance obligation under the franchise agreement and are recognized as franchised restaurant sales occur. Additionally, under ASC 606, initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement. Our performance obligation under development agreements and international territory agreements generally consists of an obligation to grant exclusive development rights over a stated term. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for development rights are apportioned to each franchised restaurant opened and accounted for as an initial franchise fee.
The following table represents a disaggregation of revenue from contracts with customers for the fiscal years 2019, 2018, and 2017 (in thousands):

	Fiscal Year
	December 28, 2019	December 29, 2018	December 30, 2017
Royalty revenue	$75,106	$61,882	$53,204
Advertising fees and related income	55,932	34,484	30,174
Franchise fees	4,087	2,924	2,535
Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheet, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the current fiscal year was included in the deferred revenue balance as of December 29, 2018. Approximately $8.3 million and $9.2 million of deferred revenue as of December 28, 2019 and December 29, 2018, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.3 years. The Company did not have any material contract assets as of December 28, 2019.

(17)	Business Segments
Information on segments and a reconciliation to income before taxes are as follows (in thousands):

	Fiscal Year
	December 28, 2019	December 29, 2018	December 30, 2017
Revenue:
Franchise segment	$144,223	$106,342	$96,250
Company segment	55,453	46,839	37,069
Total segment revenue	$199,676	$153,181	$133,319

Segment Profit:
Franchise segment	$33,683	$30,645	$29,230
Company segment	9,218	10,303	4,643
Total segment profit	42,901	40,948	33,873
Corporate and other (1)	—	2,421	—
Interest expense, net	17,136	10,123	5,131
Other expense, net	—	1,477	—
Income before taxes	$25,765	$26,927	$28,742

Depreciation and amortization:
Franchise segment	$3,870	$3,036	$2,220
Company segment	1,614	1,277	1,156
Total depreciation and amortization	$5,484	$4,313	$3,376

Capital expenditures:
Franchise segment	$21,119	$2,930	$864
Company segment (2)	1,367	1,052	1,671
Total capital expenditures	$22,486	$3,982	$2,535

(1) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of transaction costs associated with the refinancings of our credit agreement and payment of a special dividend.
(2) Company segment excludes capital expenditures related to the acquisition of restaurants from franchisees (discussed in Note 15).
Information on segment assets and a reconciliation to consolidated assets are as follows (in thousands):

	As of
	December 28, 2019	December 29, 2018
Segment assets:
Franchise segment	$117,690	$97,455
Company segment	25,564	19,841
Total segment assets	143,254	117,296
Corporate and other (3)	22,859	22,453
Total assets	$166,113	$139,749

(3) Corporate and other includes corporate related items not allocated to reportable segments and consists primarily of cash and cash equivalents, Ad Fund restricted assets, right-of-use assets associated with our operating leases, and capitalized costs associated with the issuance of indebtedness.

	As of
	December 28, 2019	December 29, 2018
Segment goodwill:
Franchise segment	$39,930	$39,930
Company segment	10,258	9,725
Total goodwill	$50,188	$49,655

(18)	Quarterly Financial Data (unaudited)
The following tables set forth certain unaudited consolidated financial information for each of the four quarters in 2019 and 2018 (in thousands, except per share data):

	Quarter Ended
	December 28, 2019	September 28, 2019	June 29, 2019	March 30, 2019	December 29, 2018	September 29, 2018	June 30, 2018	March 31, 2018
Total revenue	$53,186	$49,875	$48,562	$48,053	$40,509	$38,246	$37,037	$37,389
Operating income	8,894	11,949	10,287	11,771	8,679	10,356	9,926	9,566
Net income	3,047	5,905	4,918	6,606	2,419	6,293	6,839	6,168

Earnings per share
Basic	$0.10	$0.20	$0.17	$0.23	$0.08	$0.21	$0.23	$0.21
Diluted	$0.10	$0.20	$0.17	$0.22	$0.08	$0.21	$0.23	$0.21

Weighted average shares outstanding
Basic	29,454	29,449	29,418	29,337	29,296	29,284	29,230	29,116
Diluted	29,709	29,696	29,667	29,637	29,620	29,584	29,528	29,503