Form 10-Q
period 2020-03-28
Wingstop Inc.
filed 2020-05-06
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 001-37425

WINGSTOP INC.
(Exact name of registrant as specified in its charter)

Delaware	47-3494862
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5501 LBJ Freeway
5th Floor
Dallas
Texas	75240
(Address of principal executive offices)	(Zip Code)
(972) 686-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	WING	NASDAQ Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On May 5, 2020 there were 29,583,394 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	March 28, 2020	December 28, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$31,030	$12,849
Restricted cash	4,046	4,790
Accounts receivable, net	5,140	5,175
Prepaid expenses and other current assets	1,376	2,449
Advertising fund assets, restricted	11,256	4,927
Total current assets	52,848	30,190
Property and equipment, net	28,434	27,842
Goodwill	50,188	50,188
Trademarks	32,700	32,700
Customer relationships, net	12,583	12,910
Other non-current assets	11,761	12,283
Total assets	$188,514	$166,113
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$3,881	$3,348
Other current liabilities	14,154	21,454
Current portion of debt	16,000	3,200
Advertising fund liabilities	11,256	4,927
Total current liabilities	45,291	32,929
Long-term debt, net	310,461	307,669
Deferred revenues, net of current	22,118	22,343
Deferred income tax liabilities, net	5,988	4,485
Other non-current liabilities	7,604	8,115
Total liabilities	391,462	375,541
Commitments and contingencies (see Note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,583,394 and 29,457,228 shares issued and outstanding as of March 28, 2020 and December 28, 2019, respectively	296	295
Additional paid-in-capital	219	552
Accumulated deficit	(203,463)	(210,275)
Total stockholders' deficit	(202,948)	(209,428)
Total liabilities and stockholders' deficit	$188,514	$166,113

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Revenue:
Royalty revenue, franchise fees and other	$24,199	$21,328
Advertising fees and related income	16,014	13,210
Company-owned restaurant sales	15,223	13,515
Total revenue	55,436	48,053
Costs and expenses:
Cost of sales (1)	11,176	9,730
Advertising expenses	14,924	12,734
Selling, general and administrative	14,310	12,542
Depreciation and amortization	1,555	1,276
Total costs and expenses	41,965	36,282
Operating income	13,471	11,771
Interest expense, net	4,145	4,410
Income before income tax expense	9,326	7,361
Income tax expense	1,230	755
Net income	$8,096	$6,606

Earnings per share
Basic	$0.27	$0.23
Diluted	$0.27	$0.22

Weighted average shares outstanding
Basic	29,487	29,337
Diluted	29,742	29,637

Dividends per share	$0.11	$0.09

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirteen Weeks Ended March 30, 2019 and March 28, 2020
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 29, 2018	29,296,939	$293	$1,036	$(226,159)	$(224,830)
Adjustment for ASC 842 adoption	—	—	—	154	154
Net income	—	—	—	6,606	6,606
Shares issued under stock plans	114,936	1	157	—	158
Tax payments for restricted stock upon vesting	(12,469)	—	—	(833)	(833)
Stock-based compensation expense	—	—	838	—	838
Dividends paid	—	—	(1,825)	(746)	(2,571)
Balance at March 30, 2019	29,399,406	294	206	(220,978)	(220,478)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 28, 2019	29,457,228	$295	$552	$(210,275)	$(209,428)
Net income	—	—	—	8,096	8,096
Shares issued under stock plans	128,585	1	504	—	505
Tax payments for restricted stock upon vesting	(2,419)	—	—	(229)	(229)
Stock-based compensation expense	—	—	1,331	—	1,331
Dividends paid	—	—	(2,168)	(1,055)	(3,223)
Balance at March 28, 2020	29,583,394	296	219	(203,463)	(202,948)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019

Operating activities
Net income	$8,096	$6,606
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,555	1,276
Deferred income taxes	1,503	(258)
Stock-based compensation expense	1,331	838
Amortization of debt issuance costs	411	376
Changes in operating assets and liabilities:
Accounts receivable	35	846
Prepaid expenses and other assets	902	1,107
Advertising fund assets and liabilities, net	5,708	4,217
Accounts payable and other current liabilities	(6,370)	(4,480)
Deferred revenue	(189)	(507)
Other non-current liabilities	(511)	(423)
Cash provided by operating activities	12,471	9,598

Investing activities
Purchases of property and equipment	(1,579)	(641)
Cash used in investing activities	(1,579)	(641)

Financing activities
Proceeds from exercise of stock options	505	158
Borrowings of long-term debt	16,000	—
Repayments of long-term debt	(800)	—
Tax payments for restricted stock upon vesting	(229)	(833)
Dividends paid	(3,223)	(2,571)
Cash provided by (used in) financing activities	12,253	(3,246)

Net change in cash, cash equivalents, and restricted cash	23,145	5,711
Cash, cash equivalents, and restricted cash at beginning of period	21,175	20,940
Cash, cash equivalents, and restricted cash at end of period	$44,320	$26,651

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation
Basis of Presentation
Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of March 28, 2020, the Company had 1,221 domestic franchised restaurants, and 160 international franchised restaurants. As of March 28, 2020, the Company owned and operated 32 restaurants.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Balance sheet amounts are as of March 28, 2020 and December 28, 2019, and operating results are for the thirteen weeks ended March 28, 2020 and March 30, 2019.
In the Company’s opinion, all necessary adjustments have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
The Company uses a 52/53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2020 and 2019 each have 52 weeks.
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of March 28, 2020 and December 28, 2019 were as follows (in thousands):

	March 28, 2020	December 28, 2019
Cash and cash equivalents	$31,030	$12,849
Restricted cash	4,046	4,790
Restricted cash, included in Advertising fund assets, restricted	9,244	3,536
Total cash, cash equivalents, and restricted cash	$44,320	$21,175
Recently Issued Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including applicable interim periods. The Company is currently assessing the impact of adopting this standard but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Basic weighted average shares outstanding	29,487	29,337
Dilutive shares	255	300
Diluted weighted average shares outstanding	29,742	29,637
For the thirteen weeks ended March 28, 2020 and March 30, 2019, equity awards representing approximately 4,000 and 40,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3) Dividends
On February 18, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.11 per share of common stock for stockholders of record as of March 6, 2020, which was paid on March 20, 2020, totaling $3.2 million.

Subsequent to the first quarter, on May 5, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.11 per share of common stock for stockholders of record as of June 18, 2020, to be paid on June 25, 2020, totaling approximately $3.2 million.
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
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	March 28, 2020		December 28, 2019
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2018-1 Class A-2 Senior Secured Notes (1)	Level 2	$316,800	$312,121	$317,600	$331,247
2018-1 Class A-1 Variable Funding Senior Notes (2)	Level 2	$16,000	$16,000	$—	$—
(1) The fair value of the 2018-1 Class A-2 Senior Secured Notes was estimated using available market information.
(2) The fair value of the 2018-1 Class A-1 Variable Funding Senior Notes was estimated based on the borrowing rates currently available for variable rate loans obtained from third-party lending institutions and approximated the book value of such 2018-1 Class A-1 Variable Funding Senior Notes.
The Company also measures certain non-financial assets (primarily long-lived assets, intangible assets, and goodwill) at fair value on a non-recurring basis in connection with its periodic evaluations of such assets for potential impairment.
(5) Income Taxes
Income tax expense and the effective tax rate were $1.2 million and 13.2%, respectively, for the thirteen weeks ended March 28, 2020, and $0.8 million and 10.3%, respectively, for the thirteen weeks ended March 30, 2019.
Income tax expense for the thirteen weeks ended March 28, 2020 and the thirteen weeks ended March 30, 2019 includes $1.2 million in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(6) Debt Obligations
Long-term debt consists of the following components (in thousands):

	March 28, 2020	December 28, 2019
2018-1 Class A-2 Senior Secured Notes	$316,800	$317,600
2018-1 Class A-1 Variable Funding Senior Notes	16,000	—
Debt issuance costs, net of amortization	(6,339)	(6,731)
Total debt	326,461	310,869
Less: current portion of debt	(16,000)	(3,200)
Long-term debt, net	$310,461	$307,669

The Company's outstanding debt consists of (i) Series 2018-1 4.97% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”) issued by Wingstop Funding LLC (the “Issuer”), a limited-purpose, bankruptcy-remote, wholly owned indirect subsidiary of Wingstop Inc. and (ii) Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which permit borrowings of up to a maximum principal amount of $20 million, which may be used to borrow amounts on a revolving basis and to issue letters of credit.
As of March 28, 2020, we had $316.8 million of Class A-2 Notes outstanding and $16.0 million Variable Funding Notes outstanding. The Variable Funding Notes were issued in the first quarter of 2020 as a precautionary measure to improve the Company's cash position. The Variable Funding Notes had a weighted average interest rate of 2.72% as of March 28, 2020 and is classified as current debt. There were no borrowings outstanding under the Variable Funding Notes as of December 28, 2019. Further, as of March 28, 2020 and December 28, 2019, $4.0 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the base indenture and related supplemental indenture. There were no amounts drawn down on the letter of credit as of March 28, 2020 or December 28, 2019.
During the first fiscal quarter of 2020, the Company had a leverage ratio under the Class A-2 Notes of less than 5.0x. Per the terms of the Company’s debt agreements, principal payments are not due until the repayment date as long as the Company maintains a leverage ratio of less than 5.0x. As such, the Company ceased principal payments beginning in the second quarter of 2020. Accordingly, the entire outstanding balance of the Class A-2 notes has been classified as long-term debt.
The Class A-2 Notes and the Variable Funding Notes were each issued in a securitization transaction pursuant to which certain of the Company’s domestic and foreign revenue-generating assets, consisting principally of franchise-related agreements and intellectual property, were contributed or otherwise transferred to the Issuer and certain other limited-purpose, bankruptcy-remote, wholly owned indirect subsidiaries of the Company that act as guarantors of the Notes and that have pledged substantially all of their assets.
(7) Commitments and Contingencies
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
(8) Stock-Based Compensation
Stock-based compensation is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized $1.3 million in stock-based compensation expense for the thirteen weeks ended March 28, 2020, with a corresponding increase to additional paid-in-capital. Stock-based compensation expense is included in selling, general and administrative expense in the Consolidated Statements of Operations.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Stock Options
The following table summarizes stock option activity (in thousands, except term and per share data):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 28, 2019	134	$5.72	$10,801	3.8
Options granted	64	82.29
Options exercised	(39)	13.11
Outstanding - March 28, 2020	159	$34.72	$7,223	5.7
The total grant-date fair value of stock options vested during the thirteen weeks ended March 28, 2020 was $0.2 million. The total intrinsic value of stock options exercised during the thirteen weeks ended March 28, 2020 was $1.9 million. As of March 28, 2020, total unrecognized compensation expense related to unvested stock options was $1.4 million, which is expected to be recognized over a weighted-average period of 2.9 years. During the thirteen weeks ended March 28, 2020, there was a modification to certain awards resulting in additional compensation expense of $0.4 million.
Restricted Stock Units and Performance Stock Units
The following table summarizes activity related to restricted stock units (“RSUs”) and performance stock units (“PSUs”) (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 28, 2019	82	$52.73	169	$55.92
Units granted	21	82.43	42	82.40
Units vested	(38)	44.07	(53)	41.54
Units canceled	(9)	63.32	(8)	66.04
Outstanding - March 28, 2020	56	$67.83	150	$67.74
The fair value of the Company’s RSUs and PSUs is based on the closing market price of the stock on the date of grant. The RSUs granted during the thirteen weeks ended March 28, 2020 vest over a three-year service period. As of March 28, 2020, total unrecognized compensation expense related to unvested RSUs was $3.6 million, which is expected to be recognized over a weighted-average period of 2.1 years.
The Company granted 41,516 PSUs during the thirteen weeks ended March 28, 2020 that are based on a service condition and a performance vesting condition based on the achievement of certain adjusted EBITDA targets over a performance period of three years. The maximum vesting percentage that could be realized for each of the PSUs is 250% based on the level of performance achieved for the respective awards, as well as a market vesting condition linked to the level of total stockholder return received by the Company’s stockholders during the performance period measured against the companies in the S&P 600 Restaurant Index (“TSR PSUs”). The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total stockholder return market condition, resulting in a grant-date fair value range of $0.00 to $157.96 per unit based on the outcome of the performance condition. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided. The compensation expense related to these PSUs is recognized over the vesting period when the achievement of the performance conditions becomes probable. The total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest. As of March 28, 2020, total unrecognized compensation expense related to unvested PSUs was $6.4 million.
(9) Business Segments
The Company’s business operates in two segments: the “Franchise” segment and the “Company” segment. The Franchise segment consists of domestic and international franchise restaurants, which represent the majority of the Company's system-wide restaurants. As of March 28, 2020, the Franchise segment consisted of 1,381 restaurants franchised in the United States and international markets, compared to 1,244 franchised restaurants as of March 30, 2019. Franchise segment revenue consists primarily of franchise royalty revenue, advertising fee revenue, franchise and development fees revenue, and international territory fees.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
As of March 28, 2020, the Company segment consisted of 32 company-owned restaurants located in the United States, compared to 29 company-owned restaurants as of March 30, 2019. Company segment revenue is comprised of food and beverage sales at company-owned restaurants. Company segment expenses consist of operating expenses at company-owned restaurants and include food, beverage, labor, benefits, utilities, rent, and other operating costs.
The following table reflects revenue and profit information with respect to each segment and reconciles segment profits to income before taxes (in thousands):

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Revenue:
Franchise segment	$40,213	$34,538
Company segment	15,223	13,515
Total segment revenue	$55,436	$48,053

Segment Profit:
Franchise segment	$10,793	$9,255
Company segment	2,678	2,516
Total segment profit	13,471	11,771
Interest expense, net	4,145	4,410
Income before taxes	$9,326	$7,361

(10) Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the thirteen weeks ended March 28, 2020 and March 30, 2019 (in thousands):

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Royalty revenue	$21,307	$17,907
Advertising fees and related income	16,014	13,210
Franchise fees	883	1,582

Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen weeks ended March 28, 2020 was included in the deferred revenue balance as of December 28, 2019. Approximately $8.1 million and $8.3 million of deferred revenue as of March 28, 2020 and December 28, 2019, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.2 years. The Company does not have any material contract assets as of March 28, 2020.
(11) Subsequent Events
Subsequent to the end of the Company’s fiscal quarter ended March 28, 2020, the Company entered into two separate arrangements to re-franchise company-owned restaurants, one arrangement is to sell two stores in the Houston market and the other arrangement is to sell five stores in the Kansas City market, for a total purchase price of approximately $4.8 million. These transactions are subject to customary closing conditions, and the Company expects both transactions to close in the second quarter of fiscal year 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Wingstop Inc. (collectively with its direct and indirect subsidiaries on a consolidated basis, “Wingstop,” the “Company,” “we,” “our,” or “us”) should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (our “Annual Report”). The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Special Note Regarding Forward-Looking Statements,” below and “Risk Factors” on page 14 of our Annual Report and in Part II, Item 1A of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a 52 or 53 week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53 week year, which contains 14 weeks. Fiscal years 2020 and 2019 each contain 52 weeks.
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with over 1,400 locations worldwide. We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings, boneless wings and tenders, always cooked to order and hand-sauced-and-tossed in 11 bold, distinctive flavors.
The Company is primarily a franchisor, with approximately 98% of Wingstop’s restaurants currently owned and operated by independent franchisees. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating stockholder value through strong and consistent free cash flow and capital-efficient growth.
Wingstop generates revenues by charging royalties, advertising fees, and franchise fees to our franchisees and by operating a number of our own restaurants. We report our business in two reporting segments: franchise operations and company restaurant operations. During the thirteen weeks ended March 28, 2020, our franchise segment accounted for 72.5% and our company segment accounted for 27.5% of our consolidated revenues. Financial data for our reporting segments is included in the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report.
Impact of COVID-19
In March 2020, the novel coronavirus ("COVID-19") outbreak was declared a pandemic by the World Health Organization, significantly changing consumer behaviors as individuals are being encouraged to practice social distancing. This has also led to restaurants reducing restaurant seating capacity, and in some cases restaurant closures, due to various restrictions mandated by governments around the world. As of March 16, 2020, we made the decision to close our domestic dining rooms and limit our service to carryout and delivery only. Several of our international markets also closed their dining rooms as a result of the outbreak. As of the end of the first quarter, approximately 15 of our international restaurants and 5 domestic restaurants were temporarily closed. While we cannot predict the extent to which COVID-19 will impact our business or the global economy, we believe our business is well-positioned for the transition to largely off-premise dining that has resulted from the outbreak. Prior to the COVID-19 outbreak, carry-out and delivery represented approximately 80% of our domestic sales mix and our digital sales mix was just over 40%. As a result of the required changes to consumer behavior to largely off-premise dining, as well as promotional activities associated with delivery, we have seen an increase in domestic same store sales growth the last two weeks of March 2020 through the first four weeks of our fiscal second quarter. Our international markets, which have historically had a higher mix of dine-in sales, have seen an overall decline in same store sales growth due to the required closure of dining rooms and in some cases temporary restaurant closures. We did not experience difficulties with our supply chain as a result of COVID-19 during the first quarter; however, there can be no assurances that we may not experience supply chain challenges. Lastly, to further secure our liquidity position and provide financial flexibility in light of uncertain market conditions, we borrowed $16 million under our Variable Funding Notes (as defined below) in the first quarter of 2020, providing the Company with an unrestricted cash balance of approximately $31 million as of March 28, 2020. See "Liquidity and Capital Resources" below for further details.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Domestic Franchised Activity:
Beginning of period	1,200	1,095
Openings	22	20
Closures	(1)	(3)
Acquired by Company	—	—
Restaurants end of period	1,221	1,112

Domestic Company-Owned Activity:
Beginning of period	31	29
Openings	1	—
Closures	—	—
Acquired from franchisees	—	—
Restaurants end of period	32	29

Total Domestic Restaurants	1,253	1,141

International Franchised Activity:
Beginning of period	154	128
Openings	6	6
Closures	—	(2)
Restaurants end of period	160	132

Total System-wide Restaurants	1,413	1,273
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
Same store sales. Same store sales reflects the change in year-over-year sales for the same store base. We define the same store base to include those restaurants open for at least 52 full weeks. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and permanent closures. We review same store sales for company-owned restaurants as well as franchised restaurants. Same store sales are driven by changes in transactions and average transaction size. Transaction size changes are driven by price changes or product mix shifts from either a change in the number of items purchased or shifts into higher or lower priced categories of items.

EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, net, income tax expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for stock-based compensation expense. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies due to differences in methods of calculation. For a reconciliation of net income to EBITDA and Adjusted EBITDA and for further discussion of EBITDA and Adjusted EBITDA as non-GAAP measures and how we utilize them, see footnote 2 below.
The following table sets forth our key performance indicators as well as our total revenue and net income, for the thirteen weeks ended March 28, 2020 and March 30, 2019 (dollars in thousands):

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Number of system-wide restaurants open at end of period	1,413	1,273
System-wide sales (1)	$429,898	$362,369
Domestic restaurant AUV	$1,272	$1,156
Domestic same store sales growth	9.9%	7.1%
Company-owned domestic same store sales growth	6.2%	4.7%
Total revenue	$55,436	$48,053
Net income	$8,096	$6,606
Adjusted EBITDA (2)	$16,357	$13,885

(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.4% and 3.7% for the thirteen weeks ended March 28, 2020 and March 30, 2019, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
(2) EBITDA and Adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). EBITDA and Adjusted EBITDA should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity.
We define “EBITDA” as net income before interest expense, net, income tax expense, and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted for stock-based compensation expense. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations on a period-over-period basis and would ordinarily add back non-cash expenses such as depreciation and amortization, as well as items that are not part of normal day-to-day operations of our business.
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
•such measures do not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;
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
Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments for stock-based compensation expense. It is reasonable to expect that this item will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our restaurants, and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management measure our core operating performance over time by removing items that are not related to day-to-day operations.
The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen weeks ended March 28, 2020 and March 30, 2019 (in thousands):

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Net income	$8,096	$6,606
Interest expense, net	4,145	4,410
Income tax expense	1,230	755
Depreciation and amortization	1,555	1,276
EBITDA	$15,026	$13,047
Additional adjustments:
Stock-based compensation expense (a)	1,331	838
Adjusted EBITDA	$16,357	$13,885

(a) Includes non-cash, stock-based compensation.

Results of Operations
Thirteen Weeks Ended March 28, 2020 compared to Thirteen Weeks Ended March 30, 2019
The following table sets forth our results of operations for the thirteen weeks ended March 28, 2020 and March 30, 2019 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	March 28, 2020	March 30, 2019	$	%
Revenue:
Royalty revenue, franchise fees and other	$24,199	$21,328	$2,871	13.5%
Advertising fees and related income	16,014	13,210	2,804	21.2%
Company-owned restaurant sales	15,223	13,515	1,708	12.6%
Total revenue	55,436	48,053	7,383	15.4%
Costs and expenses:
Cost of sales (1)	11,176	9,730	1,446	14.9%
Advertising expenses	14,924	12,734	2,190	17.2%
Selling, general and administrative	14,310	12,542	1,768	14.1%
Depreciation and amortization	1,555	1,276	279	21.9%
Total costs and expenses	41,965	36,282	5,683	15.7%
Operating income	13,471	11,771	1,700	14.4%
Interest expense, net	4,145	4,410	(265)	(6.0)%
Income before income tax expense	9,326	7,361	1,965	26.7%
Income tax expense	1,230	755	475	62.9%
Net income	$8,096	$6,606	$1,490	22.6%
(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
Total revenue. During the thirteen weeks ended March 28, 2020, total revenue was $55.4 million, an increase of $7.4 million, or 15.4%, compared to $48.1 million in the comparable period in 2019.
Royalty revenue, franchise fees and other. During the thirteen weeks ended March 28, 2020, royalty revenue, franchise fees and other was $24.2 million, an increase of $2.9 million, or 13.5%, compared to $21.3 million in the comparable period in 2019. Royalty revenue increased due to 137 net franchise restaurant openings since March 30, 2019 and domestic same store sales growth of 9.9%. Franchise fees decreased $0.7 million primarily due to higher termination fees recognized in the first thirteen weeks of fiscal year 2019.
Advertising fees and related income. During the thirteen weeks ended March 28, 2020, advertising fees and related income was $16.0 million, an increase of $2.8 million, or 21.2%, compared to $13.2 million in the comparable period in 2019. Advertising fees increased primarily due to the 18.6% increase in system-wide sales in the thirteen weeks ended March 28, 2020 compared to the thirteen weeks ended March 30, 2019.
Company-owned restaurant sales. During the thirteen weeks ended March 28, 2020, company-owned restaurant sales were $15.2 million, an increase of $1.7 million, or 12.6%, compared to $13.5 million in the comparable period in 2019. The increase was primarily due an increase in company-owned same store sales of 6.2%, which was primarily driven by an increase in transactions, as well as the acquisition of one franchised restaurant and the opening of two company-owned restaurant since the prior year comparable period, resulting in additional sales of $0.9 million.
Cost of sales. During the thirteen weeks ended March 28, 2020, cost of sales was $11.2 million, an increase of $1.4 million, or 14.9%, compared to $9.7 million in the comparable period in 2019. Cost of sales as a percentage of company-owned restaurant sales was 73.4% in the thirteen weeks ended March 28, 2020 compared to 72.0% in the prior year period.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	March 28, 2020		March 30, 2019
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	$5,477	36.0%	$4,816	35.6%
Labor costs	3,524	23.1%	3,024	22.4%
Other restaurant operating expenses	2,567	16.9%	2,277	16.8%
Vendor rebates	(392)	(2.6)%	(387)	(2.9)%
Total cost of sales	$11,176	73.4%	$9,730	72.0%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 36.0% in the thirteen weeks ended March 28, 2020, compared to 35.6% in the comparable period in 2019. The increase was primarily due to an increase in packaging costs associated with the increase in delivery and take-out orders at the end of the first quarter.
Labor costs as a percentage of company-owned restaurant sales were 23.1% for the thirteen weeks ended March 28, 2020, compared to 22.4% in the comparable period in 2019. The increase was primarily due to wage inflation as well as incentive pay associated with COVID-19, which provided as much as an additional $150 per week to full-time team members. These increases were slightly offset by the increase in company-owned domestic same store sales of 6.2%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 16.9% for the thirteen weeks ended March 28, 2020, compared to 16.8% in the comparable period in 2019. The increase as a percentage of company-owned restaurant sales was due to a slight increase in delivery fees due to the growth in delivery mix as a percent of total sales. This increase was offset by the increase in company-owned domestic same store sales of 6.2%.
Advertising expenses. During the thirteen weeks ended March 28, 2020, advertising expenses were $14.9 million, an increase of $2.2 million, or 17.2%, compared to $12.7 million in the comparable period in 2019. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
 Selling, general and administrative ("SG&A"). During the thirteen weeks ended March 28, 2020, SG&A expense was $14.3 million, an increase of $1.8 million, or 14.1%, compared to $12.5 million in the comparable period in 2019. The increase in SG&A expense was due to an increase of $0.6 million of charges associated with certain organizational changes, $0.5 million associated with additional expenses to support our national advertising campaign which has an equal and offsetting contribution in revenue, and an increase of $0.5 million in stock-based compensation expense.
Depreciation and amortization. During the thirteen weeks ended March 28, 2020, depreciation and amortization expense was $1.6 million, an increase of $0.3 million, or 21.9%, compared to $1.3 million in the comparable period in 2019. The increase in depreciation and amortization expense was primarily due to additional capital expenditures related to investments in technology.
Interest expense, net. During the thirteen weeks ended March 28, 2020, interest expense was $4.1 million, a decrease of $0.3 million, or 6.0%, compared to $4.4 million in the comparable period in 2019. The decrease in interest expense was primarily due to a lower average outstanding debt balance from the prior year comparable period.
Income tax expense. Income tax expense was $1.2 million in the thirteen weeks ended March 28, 2020, yielding an effective tax rate of 13.2%, compared to an effective tax rate of 10.3% in the prior year period. The slight increase in the effective tax rate was primarily due to the impact of excess tax benefits associated with stock options on the effective rate.

Segment results. The following table sets forth our revenue and operating profit for each of our segments for the periods presented (dollars in thousands):

	Thirteen Weeks Ended		Increase
	March 28, 2020	March 30, 2019	$	%
Revenue:
Franchise segment	$40,213	$34,538	$5,675	16.4%
Company segment	15,223	13,515	1,708	12.6%
Total segment revenue	$55,436	$48,053	$7,383	15.4%

Segment Profit:
Franchise segment	$10,793	$9,255	$1,538	16.6%
Company segment	2,678	2,516	162	6.4%
Total segment profit	$13,471	$11,771	$1,700	14.4%
Franchise segment. During the thirteen weeks ended March 28, 2020, franchise segment revenue was $40.2 million, an increase of $5.7 million, or 16.4%, compared to $34.5 million in the comparable period in 2019. Royalty revenue increased $3.4 million, primarily due to 137 net franchise restaurant openings since March 30, 2019 and domestic same store sales growth of 9.9%. Advertising fees and related income increased $2.8 million primarily due to the 18.6% increase in system-wide sales in the thirteen weeks ended March 28, 2020 compared to the comparable period in 2019. These increases were slightly offset by a decrease in franchise fees of $0.7 million primarily due to higher termination fees recognized in the first thirteen weeks of fiscal year 2019.
During the thirteen weeks ended March 28, 2020, franchise segment profit was $10.8 million, an increase of $1.5 million, or 16.6%, compared to $9.3 million in the comparable period in 2019, primarily due to the growth in franchise segment revenue, which was offset by an increase of $2.2 million in advertising expenses and an increase of $1.8 million in SG&A expenses related to increased expenses associated with organizational changes, stock-based compensation, and our national advertising campaign.
Company segment. During the thirteen weeks ended March 28, 2020, company-owned restaurant sales were $15.2 million, an increase of $1.7 million, or 12.6%, compared to $13.5 million in the comparable period in 2019. The increase was primarily due an increase in company-owned same store sales of 6.2%, which was primarily driven by an increase in transactions as well as the acquisition of one franchised restaurant and the opening of two company-owned restaurants since the prior year comparable period, resulting in additional sales of $0.9 million.
During the thirteen weeks ended March 28, 2020, company segment profit was $2.7 million, an increase of $0.2 million, or 6.4%, compared to $2.5 million in the comparable period in 2019. The increase was primarily due to an increase in company-owned same store sales of 6.2%.

Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and proceeds from the incurrence of debt. Our primary requirements for liquidity and capital are working capital and general corporate needs. Historically, we have operated with minimal positive working capital or with negative working capital. We have in the past, and may in the future, refinance our existing indebtedness with new debt arrangements and/or equity issuances and utilize a portion of funds to return capital to our stockholders. We believe that our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy for at least the next twelve months.
The following table shows summary cash flows information for the thirteen weeks ended March 28, 2020 and March 30, 2019 (in thousands):

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Net cash provided by (used in):
Operating activities	$12,471	$9,598
Investing activities	(1,579)	(641)
Financing activities	12,253	(3,246)
Net change in cash and cash equivalents	$23,145	$5,711
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
Net cash provided by operating activities was $12.5 million in the thirteen weeks ended March 28, 2020, an increase of $2.9 million from cash provided by operations of $9.6 million in the thirteen weeks ended March 30, 2019. The increase was primarily due to an increase in net income as a result of an increase in sales. This increase was offset slightly by the timing of changes in working capital.
Investing activities. Our net cash used in investing activities was $1.6 million in the thirteen weeks ended March 28, 2020, an increase of $0.9 million from cash used in investing activities of $0.6 million in the thirteen weeks ended March 30, 2019. The increase was due to capital expenditures incurred in the opening of a new company-owned restaurant.
Financing activities. Our net cash provided by financing activities was $12.3 million in the thirteen weeks ended March 28, 2020, an increase of $15.5 million from cash used in financing activities of $3.2 million in 2019. The increase was primarily due to additional borrowings under our Variable Funding Notes (as defined below) of $16.0 million in the thirteen weeks ended March 28, 2020, partially offset by an increase in the amount of our regular dividend and a principal payment made in the thirteen weeks ended March 28, 2020.
Securitized financing facility. On November 14, 2018, we entered into a securitized financing facility comprised of $320 million of Series 2018-1 4.97% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”) as well as a variable funding note facility of Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Notes”), which allow us to borrow up to $20 million as needed on a revolving basis and to issue letters of credit. As of March 28, 2020, we had $16.0 million outstanding borrowings under the Variable Funding Notes, with $4.0 million letters of credit outstanding, and $316.8 million outstanding under the Class A-2 Notes. There were no amounts drawn down on the letters of credit as of March 28, 2020.
The Class A-2 Notes are generally subject to 1% annual amortization, bear interest at a fixed rate of 4.97% per annum, and have an anticipated repayment date of December 2023. During the first fiscal quarter of 2020, the Company had a leverage ratio under the Class A-2 Notes of less than 5.0x. Per the terms of the Company’s debt agreements, principal payments are not due until the repayment date as long as the Company maintains a leverage ratio of less than 5.0x. As such, the Company ceased principal payments beginning in the second quarter of 2020.

Borrowings under the Variable Funding Notes accrue interest at a variable rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin, as more fully set forth in the Variable Funding Note Purchase Agreement, dated November 14, 2018. Interest payments on the Notes are payable on a quarterly basis.
Dividends. We paid a quarterly cash dividend of $0.11 per share of common stock, aggregating $3.2 million, during the first quarter of 2020. On May 5, 2020, the Company’s Board of Directors approved a dividend of $0.11 per share, to be paid on June 25, 2020 to stockholders of record as of June 18, 2020, totaling approximately $3.2 million.
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
Contractual Obligations
There have been no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report. For additional information regarding our long-term debt and our commitments and contingencies, see Note 10, Debt Obligations and Note 12, Commitments and Contingencies in the Annual Report and the corresponding Notes 6 and 7 in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
The Company is required to provide standby letters of credit related to our securitized financing facility. Although the letters of credit are off-balance sheet, the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $4.0 million at March 28, 2020. We do not believe that these arrangements have or are likely to have a material effect on our results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.
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
Recent Accounting Pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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
Such risks and other factors include those listed in Item 1A., “Risk Factors,” and elsewhere in this report, including the following factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements:
•the impacts of the novel coronavirus (COVID-19) pandemic on our business;
•the response of governments and of our Company to the pandemic;
•our ability to effectively implement our growth strategy;
•risks associated with changes in food and supply costs;
•our relationships with, and the performance of, our franchisees, as well as actions by franchisees that could harm our business;
•our ability to identify, recruit and contract with a sufficient number of qualified franchisees;
•risks associated with food safety, food-borne illness and other health concerns;
•our ability to successfully expand into new markets;
•our ability to effectively compete within our industry;
•risks associated with interruptions in our supply chain, including availability of food products;
•risks associated with our future performance and operating results falling below the expectations of securities analysts and investors;
•risks associated with data privacy, cyber security, and the use and implementation of information technology;
•risks associated with our increasing dependence on digital commerce platforms and third-party delivery service providers;
•uncertainty in the law with respect to the assignment of liabilities in the franchise business model;
•risks associated with litigation against us or our franchisees;
•our ability to successfully advertise and market our business;
•risks associated with changes in customer preferences and perceptions;

•our ability to comply with government regulations relating to food products and franchising, including increased costs associated with new or changing regulations;
•risks associated with the geographic concentration of our business;
•our ability to maintain adequate insurance coverage for our business;
•risks associated with damage to our reputation or lack of acceptance of our brand in existing or new markets;
•risks associated with our expansion into international markets and foreign government restrictions on operations;
•our ability to comply with the terms of our securitized debt financing and generate sufficient cash flows to satisfy our significant debt service obligations thereunder;
•our ability to attract and retain our executive officers and other key employees; and
•our ability to protect our intellectual property, including trademarks and trade secrets.
The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Risk Factors” in our Annual Report and Part II, Item 1A in this Quarterly Report. When considering forward-looking statements in this report or that we make in other reports or statements, you should keep in mind the cautionary statements in this report and future reports we file with the SEC. New risks and uncertainties arise from time to time, and we cannot predict when they may arise or how they may affect us. Except as required by law, we assume no obligation to update or revise any forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for fresh bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 27.4% and 28.0% of our company-owned restaurant cost of sales during the thirteen weeks ended March 28, 2020 and March 30, 2019, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.3 million during the thirteen weeks ended March 28, 2020. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing arrangements with our suppliers, these arrangements cover our physical commodity needs, are not net-settled, and are accounted for as normal purchases.
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
The Company is exposed to interest rate risk on borrowings under the Variable Funding Notes. As of March 28, 2020, the Company had borrowings of $16.0 million under the Variable Funding Notes and $4.0 million of letters of credit outstanding. A hypothetical increase or decrease of 100 basis points on our existing variable rate under the Variable Funding Notes would not materially affect our results of operations or cash flows.
The majority of our long-term debt consisted of the $316.8 million outstanding under the Class A-2 Notes as of March 28, 2020 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s fixed rate securitized debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2020, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Item 1A.  Risk Factors
The Company is providing this additional risk factor to supplement the risk factors contained in Item 1A. of our Annual Report.
Public health epidemics or outbreaks, such as COVID-19, could materially and adversely impact our business.
The pandemic novel coronavirus (COVID-19) outbreak, federal, state and local government responses to COVID-19 and our Company’s response to the outbreak have all disrupted and will continue to disrupt our business. In the United States and throughout much of the world, individuals are being encouraged to practice social distancing, restricted from gathering in groups and, in some areas, placed on complete restriction from non-essential movements outside of their homes. In response to the COVID-19 outbreak and these changing conditions, we closed the dining rooms in all of our domestic and in some of our international restaurants and transitioned to largely off-premise dining through our take-out and, through third-party providers, delivery offerings. The COVID-19 outbreak and these responses to date have affected and will continue to adversely affect our guest traffic, international sales, and operating costs and we cannot predict how long the outbreak will last or what other government responses may occur.
The COVID-19 outbreak has also adversely affected our ability to open new restaurants. Social distancing and stay-at-home or shelter-in-place orders and mandates as well as construction restrictions related to COVID-19 have caused a slowdown in planned openings and in construction related processes such as onsite inspections, permitting, and construction completion in some jurisdictions. These changes may adversely affect our ability to grow our business, particularly if these construction pauses are in place for a significant amount of time.
A substantial portion of our revenue comes from royalties generated by our franchised restaurants. We anticipate that franchise royalties will continue to represent the substantial majority of our revenue in the future. During the thirteen weeks ended March 28, 2020, our franchise segment accounted for 72.5% and our company segment accounted for 27.5% of our consolidated revenues. Accordingly, we are reliant on the performance of our franchisees in successfully operating their restaurants and paying royalties to us on a timely basis. Disruptions in franchisees' operations for a significant amount of time due to COVID-19-related social distancing, or other movement restricting policies put in place in an effort to slow the spread of COVID-19, could impact our ability to collect royalty payments from our franchisees or result in our providing payment relief or other forms of support to franchisees, and may materially adversely affect our business and results of operations.
Our and our franchisees' restaurant operations could be further disrupted if any employees are diagnosed with COVID-19 since this could require us or our franchisees to quarantine some or all of a restaurant’s employees and disinfect restaurant facilities. If a significant percentage of the workforce is unable to work, whether because of illness, quarantine, limitations on travel, or other government restrictions in connection with COVID-19, our and our franchisees' operations may be negatively impacted, potentially adversely affecting our liquidity, financial condition or results of operations. In addition, any report or publicity linking our facilities to instances of coronavirus exposure could adversely impact our brand and reputation as well as our revenue and profits. Even instances of coronavirus exposure occurring solely at restaurants of our competitors could result in negative publicity about the restaurant industry generally and adversely impact our business.
In addition, our suppliers could be adversely impacted by the COVID-19 outbreak. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face shortages of food items or other supplies at our or our franchisees' restaurants, and our and our franchisees' operations and sales could be adversely impacted by such supply interruptions.
If the business interruptions caused by COVID-19 last longer than we expect, we or our franchisees may need to seek other sources of liquidity. The COVID-19 outbreak is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity, whether through the credit markets or government programs, will be readily available or available on favorable terms, especially the longer the COVID-19 outbreak lasts.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic, and reduced operations. Management expects that both of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.
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

10.1*†	Amended and Restated Form of Performance-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan.
10.2*†	Amended and Restated Form of Option Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan.
10.3†
Letter Agreement between Wingstop Inc. and Larry Kruguer, dated January 14, 2020, filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-37425) for the fiscal year ended December 28, 2019 and incorporated herein by reference.

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

Wingstop Inc.
(Registrant)

Date:	May 6, 2020	By:	/s/ Charles R. Morrison
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2020	By:	/s/ Michael J. Skipworth
Chief Financial Officer
(Principal Financial and Accounting Officer)