Form 10-Q
period 2020-06-27
Wingstop Inc.
filed 2020-07-29
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On July 28, 2020 there were 29,598,958 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	June 27, 2020	December 28, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$45,766	$12,849
Restricted cash	4,132	4,790
Accounts receivable, net	5,580	5,175
Prepaid expenses and other current assets	4,118	2,449
Advertising fund assets, restricted	7,860	4,927
Total current assets	67,456	30,190
Property and equipment, net	27,220	27,842
Goodwill	50,160	50,188
Trademarks	32,700	32,700
Customer relationships, net	12,255	12,910
Other non-current assets	11,323	12,283
Total assets	$201,114	$166,113
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$2,890	$3,348
Other current liabilities	20,829	21,454
Current portion of debt	16,000	3,200
Advertising fund liabilities	7,860	4,927
Total current liabilities	47,579	32,929
Long-term debt, net	310,846	307,669
Deferred revenues, net of current	22,280	22,343
Deferred income tax liabilities, net	6,043	4,485
Other non-current liabilities	7,038	8,115
Total liabilities	393,786	375,541
Commitments and contingencies (see Note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,596,347 and 29,457,228 shares issued and outstanding as of June 27, 2020 and December 28, 2019, respectively	296	295
Additional paid-in-capital	43	552
Accumulated deficit	(193,011)	(210,275)
Total stockholders' deficit	(192,672)	(209,428)
Total liabilities and stockholders' deficit	$201,114	$166,113

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue:
Royalty revenue, franchise fees and other	$27,858	$21,187	$52,057	$42,515
Advertising fees and related income	19,923	13,487	35,937	26,697
Company-owned restaurant sales	18,324	13,888	33,547	27,403
Total revenue	66,105	48,562	121,541	96,615
Costs and expenses:
Cost of sales (1)	13,387	10,573	24,563	20,303
Advertising expenses	18,589	12,973	33,513	25,707
Selling, general and administrative	13,194	13,394	27,504	25,936
Depreciation and amortization	1,398	1,335	2,953	2,611
Total costs and expenses	46,568	38,275	88,533	74,557
Operating income	19,537	10,287	33,008	22,058
Interest expense, net	4,214	4,299	8,359	8,709
Income before income tax expense	15,323	5,988	24,649	13,349
Income tax expense	3,784	1,070	5,014	1,825
Net income	$11,539	$4,918	$19,635	$11,524

Earnings per share
Basic	$0.39	$0.17	$0.66	$0.39
Diluted	$0.39	$0.17	$0.66	$0.39

Weighted average shares outstanding
Basic	29,588	29,418	29,538	29,377
Diluted	29,793	29,667	29,751	29,650

Dividends per share	$0.11	$0.09	$0.22	$0.18

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Twenty-Six Weeks Ended June 29, 2019 and June 27, 2020
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 29, 2018	29,296,939	$293	$1,036	$(226,159)	$(224,830)
Adjustment for ASC 842 adoption	—	—	—	154	154
Net income	—	—	—	6,606	6,606
Shares issued under stock plans	114,936	1	157	—	158
Tax payments for restricted stock upon vesting	(12,469)	—	—	(833)	(833)
Stock-based compensation expense	—	—	838	—	838
Dividends paid	—	—	(1,825)	(746)	(2,571)
Balance at March 30, 2019	29,399,406	294	206	(220,978)	(220,478)
Net income	—	—	—	4,918	4,918
Shares issued under stock plans	45,778	1	147	—	148
Tax payments for restricted stock upon vesting	(2,456)	—	—	(226)	(226)
Stock-based compensation expense	—	—	1,928	—	1,928
Dividends paid	—	—	(1,389)	(1,269)	(2,658)
Balance at June 29, 2019	29,442,728	$295	$892	$(217,555)	$(216,368)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 28, 2019	29,457,228	$295	$552	$(210,275)	$(209,428)
Net income	—	—	—	8,096	8,096
Shares issued under stock plans	128,585	1	504	—	505
Tax payments for restricted stock upon vesting	(2,419)	—	—	(229)	(229)
Stock-based compensation expense	—	—	1,331	—	1,331
Dividends paid	—	—	(2,168)	(1,055)	(3,223)
Balance at March 28, 2020	29,583,394	296	219	(203,463)	(202,948)
Net income	—	—	—	11,539	11,539
Shares issued under stock plans	13,057	—	57	—	57
Tax payments for restricted stock upon vesting	(104)	—	—	(12)	(12)
Stock-based compensation expense	—	—	1,969	—	1,969
Dividends paid	—	—	(2,202)	(1,075)	(3,277)
Balance at June 27, 2020	29,596,347	$296	$43	$(193,011)	$(192,672)

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	June 27, 2020	June 29, 2019

Operating activities
Net income	$19,635	$11,524
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,953	2,611
Deferred income taxes	1,720	(687)
Stock-based compensation expense	3,300	2,766
Gain on disposal of assets	(2,016)	—
Amortization of debt issuance costs	815	775
Changes in operating assets and liabilities:
Accounts receivable	(405)	123
Prepaid expenses and other assets	(652)	(678)
Advertising fund assets and liabilities, net	2,004	(2,664)
Accounts payable and other current liabilities	(675)	(3,503)
Deferred revenue	10	(258)
Other non-current liabilities	(1,077)	482
Cash provided by operating activities	25,612	10,491

Investing activities
Purchases of property and equipment	(2,670)	(1,442)
Proceeds from sales of assets	2,300	—
Cash used in investing activities	(370)	(1,442)

Financing activities
Proceeds from exercise of stock options	562	306
Borrowings of long-term debt	16,000	—
Repayments of long-term debt	(800)	(800)
Tax payments for restricted stock upon vesting	(241)	(1,059)
Dividends paid	(6,500)	(5,229)
Cash provided by (used in) financing activities	9,021	(6,782)

Net increase in cash, cash equivalents, and restricted cash	34,263	2,267
Cash, cash equivalents, and restricted cash at beginning of period	21,175	20,940
Cash, cash equivalents, and restricted cash at end of period	$55,438	$23,207

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation and Update to Significant Accounting Policies
Basis of Presentation
Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of June 27, 2020, the Company had 1,244 domestic franchised restaurants, and 162 international franchised restaurants. As of June 27, 2020, the Company owned and operated 30 restaurants.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Balance sheet amounts are as of June 27, 2020 and December 28, 2019, and operating results are for the thirteen and twenty-six weeks ended June 27, 2020 and June 29, 2019.
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
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of June 27, 2020 and December 28, 2019 were as follows (in thousands):

	June 27, 2020	December 28, 2019
Cash and cash equivalents	$45,766	$12,849
Restricted cash	4,132	4,790
Restricted cash, included in Advertising fund assets, restricted	5,540	3,536
Total cash, cash equivalents, and restricted cash	$55,438	$21,175
Segment Reporting
Historically, the Company had two reporting segments: franchise operations and company restaurant operations. In accordance with Accounting Standards Codification 280 “Segment Reporting”, the Company uses the management approach for determining its reportable segments. The management approach is based upon the way management reviews performance and allocates resources. Due to changes in how the Company’s chief operating decision maker assesses the Company’s performance and allocates resources, the Company reevaluated its operating segments and has determined it has one operating segment and one reporting segment.
Recently Issued Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including applicable interim periods. The Company is currently assessing the impact of adopting this standard but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(2) Earnings per Share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities convertible into, or other contracts to issue, common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of the exercise and vesting of stock options and restricted stock units, respectively, as determined using the treasury stock method.
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Basic weighted average shares outstanding	29,588	29,418	29,538	29,377
Dilutive shares	205	249	213	273
Diluted weighted average shares outstanding	29,793	29,667	29,751	29,650
For the thirteen weeks ended June 27, 2020 and June 29, 2019, equity awards representing approximately 1,000 and 6,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
For the twenty-six weeks ended June 27, 2020 and June 29, 2019, equity awards representing approximately 1,000 and 18,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3) Dividends
In each of the first two quarters of 2020, the Company’s Board of Directors declared a quarterly dividend of $0.11 per share of common stock, which, in the aggregate, totaled $6.5 million, or $0.22 per share of common stock, and which was paid during the twenty-six weeks ended June 27, 2020.

Subsequent to the second quarter, on July 28, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.14 per share of common stock for stockholders of record as of August 28, 2020, to be paid on September 11, 2020, totaling approximately $4.1 million.
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
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	June 27, 2020		December 28, 2019
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2018-1 Class A-2 Senior Secured Notes (1)	Level 2	$316,800	$314,395	$317,600	$331,247
2018-1 Class A-1 Variable Funding Senior Notes (2)	Level 2	$16,000	$16,000	$—	$—
(1) The fair value of the 2018-1 Class A-2 Senior Secured Notes was estimated using available market information.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
(5) Income Taxes
Income tax expense and the effective tax rate were $3.8 million and 24.7%, respectively, for the thirteen weeks ended June 27, 2020, and $1.1 million and 17.9%, respectively, for the thirteen weeks ended June 29, 2019. Income tax expense and the effective tax rate were $5.0 million and 20.3%, respectively, for the twenty-six weeks ended June 27, 2020, and $1.8 million and 13.7%, respectively, for the twenty-six weeks ended June 29, 2019.
Income tax expense for the thirteen and twenty-six weeks ended June 27, 2020 included $0.2 million and $1.5 million, respectively, in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation, as compared to $0.6 million and $1.8 million in tax benefits for the thirteen and twenty-six weeks ended June 29, 2019, respectively.
(6) Debt Obligations
Long-term debt consists of the following components (in thousands):

	June 27, 2020	December 28, 2019
2018-1 Class A-2 Senior Secured Notes	$316,800	$317,600
2018-1 Class A-1 Variable Funding Senior Notes	16,000	—
Debt issuance costs, net of amortization	(5,954)	(6,731)
Total debt	326,846	310,869
Less: current portion of debt	(16,000)	(3,200)
Long-term debt, net	$310,846	$307,669

The Company's outstanding debt consists of (i) Series 2018-1 4.97% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”) issued by Wingstop Funding LLC (the “Issuer”), a limited-purpose, bankruptcy-remote, wholly owned indirect subsidiary of Wingstop Inc. and (ii) Series 2018-1 Variable Funding Senior Notes, Class A-1, which permit borrowings of up to a maximum principal amount of $20 million, which may be used to borrow amounts on a revolving basis and to issue letters of credit (the “Variable Funding Notes,” and together with the Class A-2 Notes, the “Notes”).
As of June 27, 2020, we had $316.8 million of Class A-2 Notes outstanding and $16.0 million of Variable Funding Notes outstanding. The Variable Funding Notes were issued in the first quarter of 2020 as a precautionary measure to improve the Company's cash position. The Variable Funding Notes had a weighted average interest rate of 2.72% during the twenty-six weeks ended June 27, 2020 and are classified as current debt. There were no borrowings outstanding under the Variable Funding Notes as of December 28, 2019. Further, as of June 27, 2020 and December 28, 2019, $4.0 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the base indenture and related supplemental indenture. There were no amounts drawn down on the letters of credit as of June 27, 2020 or December 28, 2019.
During the first fiscal quarter of 2020, the Company had a leverage ratio under the Class A-2 Notes of less than 5.0x. Per the terms of the Company’s debt agreements, principal payments on the Class A-2 Notes are not due until the repayment date as long as the Company maintains a leverage ratio of less than 5.0x. As such, the Company ceased making principal payments beginning in the second quarter of 2020. Accordingly, the entire outstanding balance of the Class A-2 Notes has been classified as long-term debt.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
(8) Stock-Based Compensation
Stock-based compensation is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period (generally the vesting period of the award). The Company recognized $3.3 million in stock-based compensation expense for the twenty-six weeks ended June 27, 2020, with a corresponding increase to additional paid-in-capital. Stock-based compensation expense is included in selling, general and administrative expense in the Consolidated Statements of Operations.
Stock Options
The following table summarizes stock option activity (in thousands, except term and per share data):

	Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 28, 2019	134	$5.72	$10,801	3.8
Options granted	67	84.41
Options exercised	(46)	12.12
Outstanding - June 27, 2020	155	$38.02	$15,086	5.6
The total grant-date fair value of stock options vested during the twenty-six weeks ended June 27, 2020 was $0.2 million. The total intrinsic value of stock options exercised during the twenty-six weeks ended June 27, 2020 was $2.8 million. As of June 27, 2020, total unrecognized compensation expense related to unvested stock options was $1.4 million, which is expected to be recognized over a weighted-average period of 2.7 years. During the twenty-six weeks ended June 27, 2020, there was a modification to certain awards resulting in additional compensation expense of $0.4 million.
Restricted Stock Units and Performance Stock Units
The following table summarizes activity related to restricted stock units (“RSUs”) and performance stock units (“PSUs”) (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 28, 2019	82	$52.73	169	$55.92
Units granted	24	87.72	43	84.37
Units vested	(38)	44.57	(52)	41.54
Units canceled	(11)	63.89	(8)	66.04
Outstanding - June 27, 2020	57	$70.82	152	$68.49
The fair value of the Company’s RSUs and PSUs is based on the closing market price of the stock on the date of grant. The RSUs granted during the twenty-six weeks ended June 27, 2020 vest over a three-year service period. As of June 27, 2020, total unrecognized compensation expense related to unvested RSUs was $3.4 million, which is expected to be recognized over a weighted-average period of 1.9 years.
The Company granted 40,529 PSUs during the twenty-six weeks ended June 27, 2020 that are based on a service condition and a performance vesting condition based on the achievement of certain adjusted EBITDA targets over a performance period of three years. The maximum vesting percentage that could be realized for each of the PSUs is 250% based on the level of performance achieved for the respective awards, as well as a market vesting condition linked to the level of total stockholder return received by the Company’s stockholders during the performance period measured against the companies in the S&P 600 Restaurant Index (“TSR PSUs”). The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total stockholder return market condition, resulting in a grant-date fair value range of $0.00 to $157.96 per unit based on the

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
outcome of the performance condition. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided. The compensation expense related to the PSUs is recognized over the vesting period when the achievement of the performance conditions becomes probable. The total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest. As of June 27, 2020, total unrecognized compensation expense related to unvested PSUs was $5.8 million.
(9) Company-owned Restaurant Transactions
During the Company’s fiscal quarter ended June 27, 2020, the Company sold two company-owned restaurants in the Houston market to an existing franchisee for proceeds of $2.3 million. In connection with the sale of the restaurants, the Company recorded a $2.0 million pre-tax gain on the sale of the related assets and liabilities, which was net of a $28,000 reduction in goodwill. The net gain on these restaurants was recorded in Selling, general and administrative expense on our Consolidated Statements of Operations.
Subsequent to the end of the Company’s fiscal quarter ended June 27, 2020, the Company completed the sale of five company-owned restaurants in the Kansas City market to an existing franchisee for proceeds of $2.5 million. The total assets associated with these restaurants held for sale totaled $1.9 million and were included in Prepaid expenses and other current assets on the Consolidated Balance Sheet as of June 27, 2020.
(10) Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the thirteen and twenty-six weeks ended June 27, 2020 and June 29, 2019 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Royalty revenue	$25,447	$18,437	$46,755	$36,344
Advertising fees and related income	19,923	13,487	35,937	26,697
Franchise fees	881	939	1,763	2,521

Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen and twenty-six weeks ended June 27, 2020 was included in the deferred revenue balance as of December 28, 2019. Approximately $8.3 million and $8.3 million of deferred revenue as of June 27, 2020 and December 28, 2019, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.2 years. The Company does not have any material contract assets as of June 27, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Wingstop Inc. (collectively with its direct and indirect subsidiaries on a consolidated basis, “Wingstop,” the “Company,” “we,” “our,” or “us”) should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (our “Annual Report”). The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity, and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Special Note Regarding Forward-Looking Statements,” below and “Risk Factors” on page 10 of our Annual Report and in Part II, Item 1A of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
Historically, the Company had two reporting segments: franchise operations and company restaurant operations. In accordance with Accounting Standards Codification 280 “Segment Reporting”, the Company uses the management approach for determining its reportable segments. The management approach is based upon the way management reviews performance and allocates resources. Due to changes in how the Company’s chief operating decision maker assesses the Company’s performance and allocates resources, the Company reevaluated its operating segments and has determined it has one operating segment and one reporting segment.
Impact of COVID-19
In March 2020, the novel coronavirus ("COVID-19") outbreak was declared a pandemic by the World Health Organization, significantly changing consumer behaviors as individuals are being encouraged to practice social distancing. This has also led to restaurants reducing restaurant seating capacity, and in some cases restaurant closures, due to various restrictions mandated by governments around the world. As of March 16, 2020, we made the decision to close our domestic dining rooms and limit our service to carryout and delivery only. Several of our international markets also closed their dining rooms as a result of the outbreak. As of the end of the second quarter, approximately eight of our international restaurants and six domestic restaurants were temporarily closed. While we cannot predict the extent to which COVID-19 will impact our business or the global economy, we believe our business is well-positioned for the transition to largely off-premise dining that has resulted from the outbreak. Prior to the COVID-19 outbreak, carry-out and delivery represented approximately 80% of our domestic sales mix and our digital sales mix was just over 40%. As a result of the required changes to consumer behavior to largely off-premise dining, as well as promotional activities associated with delivery, we have seen an increase in domestic same store sales growth through the end of the second quarter. Our international markets, which have historically had a higher mix of dine-in sales, have seen an overall decline in same store sales growth due to the required closure of dining rooms and in some cases temporary restaurant closures. We did not experience difficulties with our supply chain as a result of COVID-19 during the first or second quarter of 2020; however, there can be no assurances that we will not experience supply chain challenges in the future. Lastly, to further secure our liquidity position and provide financial flexibility in light of uncertain market conditions, we borrowed $16 million under our Variable Funding Notes (as defined below) in the first quarter of 2020, providing the Company with an unrestricted cash balance of approximately $45.8 million as of June 27, 2020. See "Liquidity and Capital Resources" below for further details.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Domestic Franchised Activity:
Beginning of period	1,221	1,112	1,200	1,095
Openings	23	29	45	49
Closures	(2)	(2)	(3)	(5)
Re-franchised by Company	2	—	2	—
Restaurants end of period	1,244	1,139	1,244	1,139

Domestic Company-Owned Activity:
Beginning of period	32	29	31	29
Openings	—	—	1	—
Closures	—	—	—	—
Re-franchised to franchisees	(2)	—	(2)	—
Restaurants end of period	30	29	30	29

Total Domestic Restaurants	1,274	1,168	1,274	1,168

International Franchised Activity:
Beginning of period	160	132	154	128
Openings	2	5	8	11
Closures	—	(2)	—	(4)
Restaurants end of period	162	135	162	135

Total System-wide Restaurants	1,436	1,303	1,436	1,303
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

EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, net, income tax expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for transaction costs, costs and fees associated with investments in our strategic initiatives, gains and losses on the disposal of assets, and stock-based compensation expense. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies due to differences in methods of calculation. For a reconciliation of net income to EBITDA and Adjusted EBITDA and for further discussion of EBITDA and Adjusted EBITDA as non-GAAP measures and how we utilize them, see footnote 2 below.
The following table sets forth our key performance indicators as well as our total revenue and net income, for the thirteen and twenty-six weeks ended June 27, 2020 and June 29, 2019 (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Number of system-wide restaurants open at end of period	1,436	1,303	1,436	1,303
System-wide sales (1)	$509,045	$371,505	$938,952	$733,865
Domestic restaurant AUV	$1,366	$1,189	$1,366	$1,189
Domestic same store sales growth	31.9%	12.8%	21.0%	9.9%
Company-owned domestic same store sales growth	24.7%	13.8%	15.7%	9.1%
Total revenue	$66,105	$48,562	$121,541	$96,615
Net income	$11,539	$4,918	$19,635	$11,524
Adjusted EBITDA (2)	$20,888	$13,549	$37,245	$27,435

(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.3% and 3.7% for the thirteen weeks ended June 27, 2020 and June 29, 2019, respectively, and was 3.2% and 3.7% for the twenty-six weeks ended June 27, 2020 and June 29, 2019, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments for transaction costs, costs and fees associated with investments in our strategic initiatives, gains and losses on the disposal of assets, and stock-based compensation expense. It is reasonable to expect that this item will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our restaurants, and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management measure our core operating performance over time by removing items that are not related to day-to-day operations.
The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and twenty-six weeks ended June 27, 2020 and June 29, 2019 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$11,539	$4,918	$19,635	$11,524
Interest expense, net	4,214	4,299	8,359	8,709
Income tax expense	3,784	1,070	5,014	1,825
Depreciation and amortization	1,398	1,335	2,953	2,611
EBITDA	$20,935	$11,622	$35,961	$24,669
Additional adjustments:
Gain on disposal of assets (a)	(2,016)	—	(2,016)	—
Stock-based compensation expense (b)	1,969	1,927	3,300	2,766
Adjusted EBITDA	$20,888	$13,549	$37,245	$27,435

(a) Represents a gain resulting from the re-franchise of company-owned restaurants to a franchisee which is included in Selling, general and administrative expense in the Consolidated Statements of Operations.
(b) Includes non-cash, stock-based compensation.

Results of Operations
Thirteen Weeks Ended June 27, 2020 compared to Thirteen Weeks Ended June 29, 2019
The following table sets forth our results of operations for the thirteen weeks ended June 27, 2020 and June 29, 2019 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	June 27, 2020	June 29, 2019	$	%
Revenue:
Royalty revenue, franchise fees and other	$27,858	$21,187	$6,671	31.5%
Advertising fees and related income	19,923	13,487	6,436	47.7%
Company-owned restaurant sales	18,324	13,888	4,436	31.9%
Total revenue	66,105	48,562	17,543	36.1%
Costs and expenses:
Cost of sales (1)	13,387	10,573	2,814	26.6%
Advertising expenses	18,589	12,973	5,616	43.3%
Selling, general and administrative	13,194	13,394	(200)	(1.5)%
Depreciation and amortization	1,398	1,335	63	4.7%
Total costs and expenses	46,568	38,275	8,293	21.7%
Operating income	19,537	10,287	9,250	89.9%
Interest expense, net	4,214	4,299	(85)	(2.0)%
Income before income tax expense	15,323	5,988	9,335	155.9%
Income tax expense	3,784	1,070	2,714	253.6%
Net income	$11,539	$4,918	$6,621	134.6%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
Total revenue. During the thirteen weeks ended June 27, 2020, total revenue was $66.1 million, an increase of $17.5 million, or 36.1%, compared to $48.6 million in the comparable period in 2019.
Royalty revenue, franchise fees and other. During the thirteen weeks ended June 27, 2020, royalty revenue, franchise fees and other was $27.9 million, an increase of $6.7 million, or 31.5%, compared to $21.2 million in the comparable period in 2019. Royalty revenue increased primarily due to domestic same store sales growth of 31.9% as well as 132 net franchise restaurant openings since June 29, 2019.
Advertising fees and related income. During the thirteen weeks ended June 27, 2020, advertising fees and related income was $19.9 million, an increase of $6.4 million, compared to $13.5 million in the comparable period in 2019. Advertising fees increased primarily due the 37.0% increase in system-wide sales in the thirteen weeks ended June 27, 2020 compared to the thirteen weeks ended June 29, 2019.
Company-owned restaurant sales. During the thirteen weeks ended June 27, 2020, company-owned restaurant sales were $18.3 million, an increase of $4.4 million, or 31.9%, compared to $13.9 million in the comparable period in 2019. The increase was primarily due to company-owned same store sales growth of 24.7%, which was driven by both an increase in transactions and transaction size. Also contributing to the increase was the acquisition of one franchised restaurant and the opening of two company-owned restaurants since the prior year comparable period, resulting in additional company-owned restaurant sales of $1.1 million.
Cost of sales. During the thirteen weeks ended June 27, 2020, cost of sales was $13.4 million, an increase of $2.8 million, or 26.6%, compared to $10.6 million in the comparable period in 2019. Cost of sales as a percentage of company-owned restaurant sales was 73.1% in the thirteen weeks ended June 27, 2020, compared to 76.1% in the comparable period in 2019.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	June 27, 2020		June 29, 2019
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	$5,954	32.5%	$5,205	37.5%
Labor costs	4,687	25.6%	3,193	23.0%
Other restaurant operating expenses	3,086	16.8%	2,556	18.4%
Vendor rebates	(340)	(1.9)%	(381)	(2.7)%
Total cost of sales	$13,387	73.1%	$10,573	76.1%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 32.5% in the thirteen weeks ended June 27, 2020, compared to 37.5% in the comparable period in 2019. The decrease was primarily due to a 22.7% decrease in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 25.6% for the thirteen weeks ended June 27, 2020, compared to 23.0% in the comparable period in 2019. The increase percentage of company-owned restaurant sales was primarily due to additional incentive pay provided to team members during the COVID-19 pandemic. This increase was partially offset by our ability to leverage costs due to the increase in company-owned same store sales of 24.7%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 16.8% for the thirteen weeks ended June 27, 2020, compared to 18.4% in the comparable period in 2019. The decrease as a percentage of company-owned restaurant sales was due to our ability to leverage costs due to the increase in company-owned same store sales of 24.7%.
Advertising expenses. During the thirteen weeks ended June 27, 2020, advertising expenses were $18.6 million, an increase of $5.6 million compared to $13.0 million in the comparable period in 2019. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
 Selling, general and administrative ("SG&A"). During the thirteen weeks ended June 27, 2020, SG&A expense was $13.2 million, a decrease of $0.2 million compared to $13.4 million in the comparable period in 2019. The decrease in SG&A expense was primarily due to a gain of $2.0 million recognized due to the re-franchising of two company-owned restaurants, which was offset by a one-time donation to the National Restaurant Employee Relief Fund of $1.0 million to support restaurant workers in times of need, $0.6 million in COVID-19 related expenses and support provided to international franchisees, and $0.3 million associated with additional expenses to support our national advertising campaign which has an equal and offsetting contribution in revenue.
Depreciation and amortization. During the thirteen weeks ended June 27, 2020, depreciation expense was $1.4 million, an increase of $0.1 million compared to $1.3 million in the comparable period in 2019. The increase in depreciation and amortization was primarily due to additional capital expenditures related to investments in technology.
Interest expense, net. During the thirteen weeks ended June 27, 2020, interest expense was $4.2 million, which was comparable to the $4.3 million of interest expense in the comparable period in 2019.
Income tax expense. Income tax expense was $3.8 million in the thirteen weeks ended June 27, 2020, yielding an effective tax rate of 24.7%, compared to an effective tax rate of 17.9% in the prior year period. The increase in the effective tax rate was primarily due to the impact of excess tax benefits associated with stock options on the effective rate.

Twenty-Six Weeks Ended June 27, 2020 compared to Twenty-Six Weeks Ended June 29, 2019
The following table sets forth our results of operations for the twenty-six weeks ended June 27, 2020 and June 29, 2019 (dollars in thousands):

	Twenty-Six Weeks Ended		Increase / (Decrease)
	June 27, 2020	June 29, 2019	$	%
Revenue:
Royalty revenue, franchise fees and other	$52,057	$42,515	$9,542	22.4%
Advertising fees and related income	35,937	26,697	9,240	34.6%
Company-owned restaurant sales	33,547	27,403	6,144	22.4%
Total revenue	121,541	96,615	24,926	25.8%
Costs and expenses:
Cost of sales (1)	24,563	20,303	4,260	21.0%
Advertising expenses	33,513	25,707	7,806	30.4%
Selling, general and administrative	27,504	25,936	1,568	6.0%
Depreciation and amortization	2,953	2,611	342	13.1%
Total costs and expenses	88,533	74,557	13,976	18.7%
Operating income	33,008	22,058	10,950	49.6%
Interest expense, net	8,359	8,709	(350)	(4.0)%
Income before income tax expense	24,649	13,349	11,300	84.7%
Income tax expense	5,014	1,825	3,189	174.7%
Net income	$19,635	$11,524	$8,111	70.4%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
Total revenue. During the twenty-six weeks ended June 27, 2020, total revenue was $121.5 million, an increase of $24.9 million, or 25.8%, compared to $96.6 million in the comparable period in 2019.
Royalty revenue, franchise fees and other. During the twenty-six weeks ended June 27, 2020, royalty revenue, franchise fees and other was $52.1 million, an increase of $9.5 million, or 22.4%, compared to $42.5 million in the comparable period in 2019. Royalty revenue increased due to 132 net franchise restaurant openings since June 29, 2019 and domestic same store sales growth of 21.0%.
Advertising fees and related income. During the twenty-six weeks ended June 27, 2020, advertising fees and related income was $35.9 million, an increase of $9.2 million, or 34.6%, compared to $26.7 million in the comparable period in 2019. Advertising fees increased primarily due to the 27.9% increase in system-wide sales in the twenty-six weeks ended June 27, 2020 compared to the twenty-six weeks ended June 29, 2019.
Company-owned restaurant sales. During the twenty-six weeks ended June 27, 2020, company-owned restaurant sales were $33.5 million, an increase of $6.1 million, or 22.4%, compared to $27.4 million in the comparable period in 2019. The increase was primarily due an increase in company-owned same store sales of 15.7%, which was driven by both an increase in transactions and transaction size. Also contributing to the increase was the acquisition of one franchised restaurant and the opening of two company-owned restaurants since the prior year comparable period, resulting in additional sales of $2.0 million.
Cost of sales. During the twenty-six weeks ended June 27, 2020, cost of sales was $24.6 million, an increase of $4.3 million, or 21.0%, compared to $20.3 million in the comparable period in 2019. Cost of sales as a percentage of company-owned restaurant sales was 73.2% in the twenty-six weeks ended June 27, 2020 compared to 74.1% in the prior year period.

The table below presents the major components of cost of sales (dollars in thousands):

	Twenty-Six Weeks Ended
	June 27, 2020		June 29, 2019
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	$11,431	34.1%	$10,022	36.6%
Labor costs	8,211	24.5%	6,217	22.7%
Other restaurant operating expenses	5,652	16.8%	4,833	17.6%
Vendor rebates	(731)	(2.2)%	(769)	(2.8)%
Total cost of sales	$24,563	73.2%	$20,303	74.1%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 34.1% in the twenty-six weeks ended June 27, 2020, compared to 36.6% in the comparable period in 2019. The decrease was primarily due to a 14.5% decrease in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 24.5% for the twenty-six weeks ended June 27, 2020, compared to 22.7% in the comparable period in 2019. The increase was primarily due to additional incentive pay provided to team members during the COVID-19 pandemic. These increases were partially offset by our ability to leverage costs due to the increase in company-owned same store sales of 15.7%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 16.8% for the twenty-six weeks ended June 27, 2020, compared to 17.6% in the comparable period in 2019. The decrease as a percentage of company-owned restaurant sales was due to sales leverage achieved as a result of the increase in company-owned same store sales of 15.7%. This decrease was slightly offset by an increase in delivery fees payable to third-party delivery providers due to the growth in delivery mix as a percent of total sales during the twenty-six weeks ended June 27, 2020.
Advertising expenses. During the twenty-six weeks ended June 27, 2020, advertising expenses were $33.5 million, an increase of $7.8 million, or 30.4%, compared to $25.7 million in the comparable period in 2019. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
 Selling, general and administrative. During the twenty-six weeks ended June 27, 2020, SG&A expense was $27.5 million, an increase of $1.6 million, or 6.0%, compared to $25.9 million in the comparable period in 2019. The increase in SG&A expense was primarily due to a one-time donation to the National Restaurant Employee Relief Fund of $1.0 million to support restaurant workers in times of need. Also contributing to the increase was an increase of $0.7 million associated with additional expenses to support our national advertising campaign which has an equal and offsetting contribution in revenue, an increase of $0.7 million of charges associated with certain organizational changes, expenses of $0.7 million related to COVID-19 and support provided to international franchisees, and an increase of $0.5 million in stock-based compensation expense. These increases were partially offset by a gain of $2.0 million recognized due to the re-franchising of two company-owned restaurants.
Depreciation and amortization. During the twenty-six weeks ended June 27, 2020, depreciation and amortization expense was $3.0 million, an increase of $0.3 million, or 13.1%, compared to $2.6 million in the comparable period in 2019. The increase in depreciation and amortization expense was primarily due to additional capital expenditures related to investments in technology.
Interest expense, net. During the twenty-six weeks ended June 27, 2020, interest expense was $8.4 million, a decrease of $0.4 million, or 4.0%, compared to $8.7 million in the comparable period in 2019. The decrease in interest expense was primarily due to a lower average outstanding debt balance from the prior year comparable period.
Income tax expense. Income tax expense was $5.0 million in the twenty-six weeks ended June 27, 2020, yielding an effective tax rate of 20.3%, compared to an effective tax rate of 13.7% in the prior year period. The increase in the effective tax rate was primarily due to the impact of excess tax benefits associated with stock options on the effective rate.

Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and proceeds from the incurrence of debt. Our primary requirements for liquidity and capital are working capital and general corporate needs. Historically, we have operated with minimal positive working capital or with negative working capital. We have in the past, and may in the future, refinance our existing indebtedness with new debt arrangements and/or equity issuances and utilize a portion of funds to return capital to our stockholders. We believe our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy for at least the next twelve months.
The following table shows summary cash flows information for the twenty-six weeks ended June 27, 2020 and June 29, 2019 (in thousands):

	Twenty-Six Weeks Ended
	June 27, 2020	June 29, 2019
Net cash provided by (used in):
Operating activities	$25,612	$10,491
Investing activities	(370)	(1,442)
Financing activities	9,021	(6,782)
Net change in cash and cash equivalents	$34,263	$2,267
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
Net cash provided by operating activities was $25.6 million in the twenty-six weeks ended June 27, 2020, an increase of $15.1 million from cash provided by operating activities of $10.5 million in the twenty-six weeks ended June 29, 2019. The increase is the result of increased operating income associated with the increased sales over the prior period coupled with the increase in working capital due to timing of payments associated with our national advertising campaign and taxes.
Investing activities. Our net cash used in investing activities was $0.4 million in the twenty-six weeks ended June 27, 2020, a decrease of $1.1 million from cash used in investing activities of $1.4 million in the twenty-six weeks ended June 29, 2019. The decrease in cash used in investing activities was due to proceeds received from the sale of two company-owned restaurants during the fiscal quarter ended June 27, 2020, which offset increased capital expenditures associated with the opening of a new company-owned restaurant.
Financing activities. Our net cash provided by financing activities was $9.0 million in the twenty-six weeks ended June 27, 2020, an increase of $15.8 million from cash used in financing activities of $6.8 million in 2019. The increase was primarily due to additional borrowings under our Variable Funding Notes (as defined below) of $16.0 million in the twenty-six weeks ended June 27, 2020, partially offset by an increase in the amount of our regular dividend.
Securitized financing facility. On November 14, 2018, we entered into a securitized financing facility comprised of $320 million of Series 2018-1 4.97% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”) as well as a variable funding note facility of Series 2018-1 Variable Funding Senior Notes, Class A-1, which allow us to borrow up to $20 million as needed on a revolving basis and to issue letters of credit (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Notes”). As of June 27, 2020, we had $16.0 million outstanding borrowings under the Variable Funding Notes, with $4.0 million letters of credit outstanding, and $316.8 million outstanding under the Class A-2 Notes. There were no amounts drawn down on the letters of credit as of June 27, 2020.
The Class A-2 Notes are generally subject to 1% annual amortization, bear interest at a fixed rate of 4.97% per annum, and have an anticipated repayment date of December 2023. During the first fiscal quarter of 2020, the Company had a leverage ratio under the Class A-2 Notes of less than 5.0x. Per the terms of the Company’s debt agreements, principal payments are not due until the repayment date as long as the Company maintains a leverage ratio of less than 5.0x. As such, the Company ceased making principal payments beginning in the second quarter of 2020.

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
Dividends. We paid a quarterly cash dividend of $0.11 per share of common stock in each of the first two quarters of 2020, resulting in aggregate dividend payments of $6.5 million during the twenty-six weeks ended June 27, 2020. On July 28, 2020, the Company’s Board of Directors approved a dividend of $0.14 per share, to be paid on September 11, 2020 to stockholders of record as of August 28, 2020, totaling approximately $4.1 million.
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
Contractual Obligations
There have been no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. For additional information regarding our long-term debt and our commitments and contingencies, see Note 10, Debt Obligations and Note 12, Commitments and Contingencies in our Annual Report and the corresponding Notes 6 and 7 in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
The Company is required to provide standby letters of credit related to our securitized financing facility. Although the letters of credit are off-balance sheet, the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $4.0 million at June 27, 2020. We do not believe these arrangements have or are likely to have a material effect on our results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.
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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for fresh bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 25.4% and 28.1% of our company-owned restaurant cost of sales during the twenty-six weeks ended June 27, 2020 and June 29, 2019, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.6 million during the twenty-six weeks ended June 27, 2020. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing arrangements with our suppliers, these arrangements cover our physical commodity needs, are not net-settled, and are accounted for as normal purchases.
Interest Rate Risk. As discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation” under “Liquidity and Capital Resources,” the Company entered into a securitized financing facility on November 14, 2018, issuing $320 million of Class A-2 Notes. The proceeds from the Class A-2 Notes were used to repay all amounts outstanding under the Company's previous senior secured credit facility, to pay transaction costs, for general corporate purposes, and for the payment of a special dividend. Concurrently, the Company issued the Variable Funding Notes, which permit borrowings of up to $20 million and may be used to issue letters of credit. The final legal maturity date of the Notes is in 2048; however, the anticipated repayment date of the Notes is December 2023.
The Company is exposed to interest rate risk on borrowings under the Variable Funding Notes. As of June 27, 2020, the Company had borrowings of $16.0 million under the Variable Funding Notes and $4.0 million of letters of credit outstanding. A hypothetical increase or decrease of 100 basis points on our existing variable rate under the Variable Funding Notes would not materially affect our results of operations or cash flows.
The majority of our long-term debt consisted of the $316.8 million outstanding under the Class A-2 Notes as of June 27, 2020 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s fixed rate securitized debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2020, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
The pandemic novel coronavirus (COVID-19) outbreak, federal, state and local government responses to COVID-19 and our Company’s response to the outbreak have all disrupted and will continue to disrupt our business. In the United States and throughout much of the world, individuals are being encouraged to practice social distancing, restricted from gathering in groups and, in some areas, placed on complete restriction from non-essential movements outside of their homes. In response to the COVID-19 outbreak and these changing conditions, we closed the dining rooms in all of our domestic, which at the time represented approximately 20% of our domestic system sales, and also closed the dining rooms in some of our international restaurants in the first quarter. We have also incurred additional operating expenses at our company-owned restaurants due to the payment of increased incentive compensation to our full-time team members in light of COVID-19. The COVID-19 outbreak and these responses to date have affected and will continue to adversely affect our guest traffic, international sales, and operating costs and we cannot predict how long the outbreak will last or what other government responses may occur.
The early impact of the COVID-19 outbreak adversely affected our ability to open new restaurants during the months of March and April of 2020. Social distancing and stay-at-home or shelter-in-place orders and mandates as well as construction restrictions related to COVID-19 caused an initial slowdown in planned openings and in construction related processes such as onsite inspections, permitting, and construction completion in some jurisdictions. These changes adversely affected, our ability to grow our business during this time period, and may continue to affect our ability to open new restaurants if stay-at-home or shelter-in-place orders are reinstated.
Disruptions in operations for a significant amount of time due to COVID-19-related social distancing, or other movement restricting policies put in place in an effort to slow the spread of COVID-19, could impact our revenues or result in our providing payment relief or other forms of support to franchisees, and may materially adversely affect our business and results of operations. Restaurant operations could be further disrupted if any employees are diagnosed with COVID-19 since this could require some or all of a restaurant’s employees to be quarantined and restaurant facilities to be closed to disinfect. If a significant percentage of the workforce is unable to work, whether because of illness, quarantine, limitations on travel, or other government restrictions in connection with COVID-19, operations may be negatively impacted, potentially adversely affecting our liquidity, financial condition or results of operations. In addition, any report or publicity linking our facilities to instances of coronavirus exposure could adversely impact our brand and reputation as well as our revenue and profits.
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
The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic, and reduced operations. Both franchised restaurants and company-owned restaurants, across all geographies, have been impacted, and management expects that they will continue to be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of Wingstop Inc., as amended through June 15, 2020.
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

Wingstop Inc.
(Registrant)

Date:	July 29, 2020	By:	/s/ Charles R. Morrison
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2020	By:	/s/ Michael J. Skipworth
Chief Financial Officer
(Principal Financial and Accounting Officer)