Form 10-Q
period 2020-09-26
Wingstop Inc.
filed 2020-11-02
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On October 30, 2020 there were 29,683,465 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	September 26, 2020	December 28, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$48,230	$12,849
Restricted cash	4,114	4,790
Accounts receivable, net	5,378	5,175
Prepaid expenses and other current assets	5,630	2,449
Advertising fund assets, restricted	18,933	4,927
Total current assets	82,285	30,190
Property and equipment, net	27,196	27,842
Goodwill	53,290	50,188
Trademarks	32,700	32,700
Customer relationships, net	11,928	12,910
Other non-current assets	12,292	12,283
Total assets	$219,691	$166,113
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$2,343	$3,348
Other current liabilities	20,144	21,454
Current portion of debt	16,000	3,200
Advertising fund liabilities	18,933	4,927
Total current liabilities	57,420	32,929
Long-term debt, net	311,240	307,669
Deferred revenues, net of current	23,088	22,343
Deferred income tax liabilities, net	6,090	4,485
Other non-current liabilities	5,390	8,115
Total liabilities	403,228	375,541
Commitments and contingencies (see Note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,683,465 and 29,457,228 shares issued and outstanding as of September 26, 2020 and December 28, 2019, respectively	297	295
Additional paid-in-capital	496	552
Accumulated deficit	(184,330)	(210,275)
Total stockholders' deficit	(183,537)	(209,428)
Total liabilities and stockholders' deficit	$219,691	$166,113

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue:
Royalty revenue, franchise fees and other	$28,806	$21,876	$80,863	$64,391
Advertising fees and related income	19,653	14,056	55,590	40,753
Company-owned restaurant sales	15,529	13,943	49,076	41,346
Total revenue	63,988	49,875	185,529	146,490
Costs and expenses:
Cost of sales (1)	11,804	10,339	36,367	30,642
Advertising expenses	18,267	12,652	51,780	38,359
Selling, general and administrative	17,282	13,527	44,786	39,463
Depreciation and amortization	2,334	1,408	5,287	4,019
Total costs and expenses	49,687	37,926	138,220	112,483
Operating income	14,301	11,949	47,309	34,007
Interest expense, net	4,405	4,243	12,764	12,952
Income before income tax expense	9,896	7,706	34,545	21,055
Income tax expense (benefit)	(185)	1,801	4,829	3,626
Net income	$10,081	$5,905	$29,716	$17,429

Earnings per share
Basic	$0.34	$0.20	$1.00	$0.59
Diluted	$0.34	$0.20	$1.00	$0.59

Weighted average shares outstanding
Basic	29,642	29,449	29,572	29,401
Diluted	29,854	29,696	29,791	29,667

Dividends per share	$0.14	$0.11	$0.36	$0.29

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirty-Nine Weeks Ended September 28, 2019
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 29, 2018	29,296,939	$293	$1,036	$(226,159)	$(224,830)
Adjustment for ASC 842 adoption	—	—	—	154	154
Net income	—	—	—	6,606	6,606
Shares issued under stock plans	114,936	1	157	—	158
Tax payments for restricted stock upon vesting	(12,469)	—	—	(833)	(833)
Stock-based compensation expense	—	—	838	—	838
Dividends paid	—	—	(1,825)	(746)	(2,571)
Balance at March 30, 2019	29,399,406	294	206	(220,978)	(220,478)
Net income	—	—	—	4,918	4,918
Shares issued under stock plans	45,778	1	147	—	148
Tax payments for restricted stock upon vesting	(2,456)	—	—	(226)	(226)
Stock-based compensation expense	—	—	1,928	—	1,928
Dividends paid	—	—	(1,389)	(1,269)	(2,658)
Balance at June 29, 2019	29,442,728	295	892	(217,555)	(216,368)
Net income	—	—	—	5,905	5,905
Shares issued under stock plans	11,560	—	174	—	174
Tax payments for restricted stock upon vesting	(914)	—	—	(84)	(84)
Stock-based compensation expense	—	—	2,043	—	2,043
Dividends paid	—	—	(2,772)	(473)	(3,245)
Balance at September 28, 2019	29,453,374	$295	$337	$(212,207)	$(211,575)

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirty-Nine Weeks Ended September 26, 2020
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 28, 2019	29,457,228	$295	$552	$(210,275)	$(209,428)
Net income	—	—	—	8,096	8,096
Shares issued under stock plans	128,585	1	504	—	505
Tax payments for restricted stock upon vesting	(2,419)	—	—	(229)	(229)
Stock-based compensation expense	—	—	1,331	—	1,331
Dividends paid	—	—	(2,168)	(1,055)	(3,223)
Balance at March 28, 2020	29,583,394	296	219	(203,463)	(202,948)
Net income	—	—	—	11,539	11,539
Shares issued under stock plans	13,057	—	57	—	57
Tax payments for restricted stock upon vesting	(104)	—	—	(12)	(12)
Stock-based compensation expense	—	—	1,969	—	1,969
Dividends paid	—	—	(2,202)	(1,075)	(3,277)
Balance at June 27, 2020	29,596,347	296	43	(193,011)	(192,672)
Net income	—	—	—	10,081	10,081
Shares issued under stock plans	87,751	1	328	—	329
Tax payments for restricted stock upon vesting	(633)	—	—	(99)	(99)
Stock-based compensation expense	—	—	3,007	—	3,007
Dividends paid	—	—	(2,882)	(1,301)	(4,183)
Balance at September 26, 2020	29,683,465	$297	$496	$(184,330)	$(183,537)

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 26, 2020	September 28, 2019

Operating activities
Net income	$29,716	$17,429
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,287	4,019
Deferred income taxes	377	(555)
Stock-based compensation expense	6,307	4,809
Gain on disposal of assets	(3,247)	—
Amortization of debt issuance costs	1,228	1,179
Changes in operating assets and liabilities:
Accounts receivable	(203)	(188)
Prepaid expenses and other assets	668	(979)
Advertising fund assets and liabilities, net	12,578	3,164
Accounts payable and other current liabilities	(4,165)	(1,014)
Deferred revenue	958	528
Other non-current liabilities	(2,725)	194
Cash provided by operating activities	46,779	28,586

Investing activities
Purchases of property and equipment	(3,729)	(21,082)
Acquisitions of restaurants from franchisees	(5,635)	(1,229)
Proceeds from sales of assets	4,800	—
Cash used in investing activities	(4,564)	(22,311)

Financing activities
Proceeds from exercise of stock options	891	480
Borrowings of long-term debt	16,000	5,000
Repayments of long-term debt	(800)	(1,600)
Payment of deferred financing costs	—	(15)
Tax payments for restricted stock upon vesting	(340)	(1,143)
Dividends paid	(10,683)	(8,474)
Cash provided by (used in) financing activities	5,068	(5,752)

Net increase in cash, cash equivalents, and restricted cash	47,283	523
Cash, cash equivalents, and restricted cash at beginning of period	21,175	20,940
Cash, cash equivalents, and restricted cash at end of period	$68,458	$21,463

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation and Update to Significant Accounting Policies
Basis of Presentation
Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of September 26, 2020, the Company had 1,277 domestic franchised restaurants and 171 international franchised restaurants. As of September 26, 2020, the Company owned and operated 31 restaurants.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Balance sheet amounts are as of September 26, 2020 and December 28, 2019, and operating results are for the thirteen and thirty-nine weeks ended September 26, 2020 and September 28, 2019.
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
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of September 26, 2020 and December 28, 2019 were as follows (in thousands):

	September 26, 2020	December 28, 2019
Cash and cash equivalents	$48,230	$12,849
Restricted cash	4,114	4,790
Restricted cash, included in Advertising fund assets, restricted	16,114	3,536
Total cash, cash equivalents, and restricted cash	$68,458	$21,175
Segment Reporting
Historically, the Company had two reporting segments: franchise operations and company restaurant operations. In accordance with Accounting Standards Codification 280 “Segment Reporting”, the Company uses the management approach for determining its reportable segments. The management approach is based upon the way management reviews performance and allocates resources. During the second fiscal quarter of 2020, the Company reevaluated its operating segments and determined it has one operating segment and one reporting segment due to changes in how the Company’s chief operating decision maker assesses the Company’s performance and allocates resources.
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
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Basic weighted average shares outstanding	29,642	29,449	29,572	29,401
Dilutive shares	212	247	219	266
Diluted weighted average shares outstanding	29,854	29,696	29,791	29,667
For the thirteen weeks ended September 26, 2020 and September 28, 2019, equity awards representing approximately 400 and 100 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
For the thirty-nine weeks ended September 26, 2020 and September 28, 2019, equity awards representing approximately 400 and 2,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Dividends
The Company’s Board of Directors declared a quarterly dividend of $0.11 per share of common stock in each of the first two quarters, and a quarterly dividend of $0.14 per share of common stock in the third quarter, resulting in aggregate dividend payments of $10.7 million, or $0.36 per share of common stock, during the thirty-nine weeks ended September 26, 2020.

Subsequent to the third quarter, on November 2, 2020, the Company’s Board of Directors announced a quarterly dividend of $0.14 per share of common stock, payable to stockholders of record as of November 20, 2020. The regular quarterly dividend is to be paid on December 10, 2020, totaling approximately $4.2 million.

On October 30, 2020, in conjunction with the completion of a transaction to refinance the Company's existing securitized financing facility, the Company’s Board of Directors declared a special dividend of $5.00 per share of common stock, payable to stockholders of record as of November 20, 2020. The special dividend is to be paid on December 3, 2020, totaling approximately $149 million.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	September 26, 2020		December 28, 2019
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2018-1 Class A-2 Senior Secured Notes (1)	Level 2	$316,800	$322,775	$317,600	$331,247
2018-1 Class A-1 Variable Funding Senior Notes (2)	Level 2	$16,000	$16,000	$—	$—
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
(5)    Income Taxes
Income tax benefit and the effective tax rate were $0.2 million and (1.9)%, respectively, for the thirteen weeks ended September 26, 2020, compared to income tax expense and an effective tax rate of $1.8 million and 23.4%, respectively, for the thirteen weeks ended September 28, 2019. Income tax expense and the effective tax rate were $4.8 million and 14.0%, respectively, for the thirty-nine weeks ended September 26, 2020, and $3.6 million and 17.2%, respectively, for the thirty-nine weeks ended September 28, 2019.
Income tax expense for the thirteen and thirty-nine weeks ended September 26, 2020 included $2.9 million and $4.4 million, respectively, in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation, as compared to $0.1 million and $1.9 million in tax benefits for the thirteen and thirty-nine weeks ended September 28, 2019, respectively.
(6)    Debt Obligations
Long-term debt consisted of the following components (in thousands):

	September 26, 2020	December 28, 2019
2018-1 Class A-2 Senior Secured Notes	$316,800	$317,600
2018-1 Class A-1 Variable Funding Senior Notes	16,000	—
Debt issuance costs, net of amortization	(5,560)	(6,731)
Total debt	327,240	310,869
Less: current portion of debt	(16,000)	(3,200)
Long-term debt, net	$311,240	$307,669

As of September 26, 2020, we had $316.8 million of outstanding Series 2018-1 4.97% Fixed Rate Senior Secured Notes, Class A-2 (the “2018 Class A-2 Notes”) and $16.0 million of outstanding Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “2018 Variable Funding Notes,” and together with the 2018 Class A-2 Notes, the “2018 Notes”). The 2018 Variable Funding Notes were issued in the first quarter of 2020 as a precautionary measure to improve the Company's cash position. The 2018 Variable Funding Notes had a weighted average interest rate of 2.72% during the thirty-nine weeks ended September 26, 2020 and are classified as current debt. There were no borrowings outstanding under the 2018 Variable Funding Notes as of December 28, 2019. Further, as of September 26, 2020 and December 28, 2019, $4.0 million of letters of credit were outstanding against the 2018 Variable Funding Notes, which relate primarily to interest reserves required under the base indenture and related supplemental indenture. There were no amounts drawn down on the letters of credit as of September 26, 2020 or December 28, 2019.
During the thirty-nine weeks ended September 26, 2020, the Company had a leverage ratio under the 2018 Class A-2 Notes of less than 5.0x. Per the terms of the Company’s debt agreements, principal payments on the 2018 Class A-2 Notes are not due until the repayment date as long as the Company maintains a leverage ratio of less than 5.0x. As such, the Company ceased

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
making principal payments beginning in the second quarter of 2020. Accordingly, the entire outstanding balance of the 2018 Class A-2 Notes has been classified as long-term debt.
The 2018 Class A-2 Notes and the 2018 Variable Funding Notes were each issued in a securitization transaction pursuant to which certain of the Company’s domestic and foreign revenue-generating assets, consisting principally of franchise-related agreements and intellectual property, were contributed or otherwise transferred to the Issuer and certain other limited-purpose, bankruptcy-remote, wholly owned indirect subsidiaries of the Company that act as guarantors of the 2018 Notes and that have pledged substantially all of their assets.
On October 30, 2020, the Company completed a transaction to refinance its existing securitized financing facility with a new securitized financing facility. For additional information, see “Note 11—Subsequent Events."
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
(8)    Stock-Based Compensation
Stock-based compensation is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period (generally the vesting period of the award). The Company recognized $6.3 million in stock-based compensation expense for the thirty-nine weeks ended September 26, 2020, with a corresponding increase to additional paid-in-capital. Stock-based compensation expense is included in Selling, general and administrative expense in the Consolidated Statements of Operations.
Stock Options
The following table summarizes stock option activity (in thousands, except term and per share data):

	Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 28, 2019	134	$5.72	$10,801	3.8 years
Options granted	68	84.41
Options exercised	(130)	5.40
Outstanding - September 26, 2020	72	$79.94	$15,171	5.3 years
The total grant-date fair value of stock options vested during the thirty-nine weeks ended September 26, 2020 was $0.2 million. The total intrinsic value of stock options exercised during the thirty-nine weeks ended September 26, 2020 was $15.4 million. As of September 26, 2020, total unrecognized compensation expense related to unvested stock options was $1.3 million, which is expected to be recognized over a weighted-average period of 2.4 years. During the thirty-nine weeks ended September 26, 2020, there was a modification to certain awards resulting in additional compensation expense of $0.4 million.
Restricted Stock Units and Performance Stock Units
The following table summarizes activity related to restricted stock units (“RSUs”) and performance stock units (“PSUs”) (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 28, 2019	82	$52.73	169	$55.92
Units granted	25	91.35	44	85.60
Units vested	(40)	44.45	(53)	41.54
Units canceled	(12)	64.03	(8)	66.04
Outstanding - September 26, 2020	55	$74.04	152	$68.92

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The fair value of the Company’s RSUs and PSUs is based on the closing market price of the stock on the date of grant. The RSUs granted during the thirty-nine weeks ended September 26, 2020 vest over a three-year service period. As of September 26, 2020, total unrecognized compensation expense related to unvested RSUs was $3.1 million, which is expected to be recognized over a weighted-average period of 1.7 years.
The Company granted 41,199 PSUs during the thirty-nine weeks ended September 26, 2020 that are based on a service condition and a performance vesting condition based on the achievement of certain adjusted EBITDA targets over a performance period of three years (the “TSR PSUs”). The maximum vesting percentage that could be realized for each of the TSR PSUs is 250% based on the level of performance achieved for the respective awards, as well as a market vesting condition linked to the level of total stockholder return received by the Company’s stockholders during the performance period measured against the companies in the S&P 600 Restaurant Index. The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total stockholder return market condition, resulting in a grant-date fair value range of $0.00 to $311.72 per unit based on the outcome of the performance condition. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided.
The compensation expense related to the PSUs is recognized over the vesting period when the achievement of the performance conditions becomes probable. The total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest. As of September 26, 2020, total unrecognized compensation expense related to unvested PSUs was $9.1 million.
(9)    Company-owned Restaurant Transactions
During the second fiscal quarter 2020, the Company completed the sale of two company-owned restaurants to an existing franchisee for aggregate proceeds of $2.3 million. In connection with the sale of the restaurants, the Company recorded a $2.0 million pre-tax gain on the sale of the related assets and liabilities, which was net of a $28,000 reduction in goodwill. The net gain on these store sales was recorded in Selling, general and administrative expense in the Company’s Consolidated Statements of Operations.
During the third fiscal quarter 2020, the Company completed the sale of five company-owned restaurants to an existing franchisee for aggregate proceeds of $2.5 million. In connection with the sale of the restaurants, the Company recorded a $1.2 million pre-tax gain on the sale of the related assets and liabilities, which was net of a $30,000 reduction in goodwill. The net gain on these restaurants was recorded in Selling, general and administrative expense in the Company's Consolidated Statements of Operations.
On August 31, 2020, the Company acquired five existing restaurants from a franchisee. The total purchase price was $5.6 million, which was funded by cash flows from operations.
The following table summarizes the preliminary allocations of the purchase price to the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Purchase Price Allocation
Working capital	$35
Property and equipment	622
Reacquired franchise rights	1,816
Goodwill	3,162
Operating lease right-of-use assets	1,195
Operating lease liabilities	(1,195)
Total purchase price	$5,635

The estimates of fair value are preliminary, and are therefore subject to further refinement. The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill and is attributable to the benefits expected as a result of the acquisition, including sales and unit growth opportunities. Approximately $3.2 million of the goodwill from the acquisition is expected to be deductible for federal income tax purposes.
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
(10)    Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the thirteen and thirty-nine weeks ended September 26, 2020 and September 28, 2019 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Royalty revenue	$26,007	$19,065	$72,761	$55,409
Advertising fees and related income	19,653	14,056	55,590	40,753
Franchise fees	1,151	875	2,914	3,396

Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen and thirty-nine weeks ended September 26, 2020 was included in the deferred revenue balance as of December 28, 2019. Approximately $8.6 million and $8.3 million of deferred revenue as of September 26, 2020 and December 28, 2019, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.2 years. The Company did not have any material contract assets as of September 26, 2020.
(11)    Subsequent Events
On October 30, 2020, the Company completed a transaction to refinance its existing securitized financing facility with a new securitized financing facility, pursuant to which Wingstop Funding LLC (the “Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of the Company, issued $480.0 million of its Series 2020-1 2.84% Fixed Rate Senior Notes, Class A-2 (the "2020 Class A-2 Notes"). The Issuer also entered into a revolving financing facility of Series 2020-1 Variable Funding Senior Notes, Class A-1 which permits borrowings of up to a maximum principal amount of $50.0 million, which may be used to issue letters of credit. A portion of the proceeds of the 2020 Class A-2 Notes was used to repay the $332.8 million of principal outstanding on the existing 2018 Class A-2 Notes and 2018 Variable Funding Notes, together with accrued and unpaid interest and make-whole prepayment consideration due thereon, and to pay related transaction fees. The Company intends to use the additional net proceeds to strengthen its liquidity position and for general corporate purposes, including a return of capital to the Company’s stockholders (see Note 3).

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Wingstop Inc. (collectively with its direct and indirect subsidiaries on a consolidated basis, “Wingstop,” the “Company,” “we,” “our,” or “us”) should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (our “Annual Report”). The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Special Note Regarding Forward-Looking Statements,” below and “Risk Factors” on page 10 of our Annual Report and in Part II, Item 1A. of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a 52 or 53-week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53-week year, which contains 14 weeks. Fiscal years 2020 and 2019 each contain 52 weeks.
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
Historically, the Company had two reporting segments: franchise operations and company restaurant operations. In accordance with Accounting Standards Codification 280 “Segment Reporting”, the Company uses the management approach for determining its reportable segments. The management approach is based upon the way management reviews performance and allocates resources. During the second fiscal quarter of 2020, the Company reevaluated its operating segments and determined it has one operating segment and one reporting segment due to changes in how the Company’s chief operating decision maker assesses the Company’s performance and allocates resources.
Impact of COVID-19
In March 2020, the novel coronavirus ("COVID-19") outbreak was declared a pandemic by the World Health Organization, significantly changing consumer behaviors as individuals are being encouraged to practice social distancing. This has also led to restaurants reducing restaurant seating capacity, and in some cases restaurant closures, due to various restrictions mandated by governments around the world. As of March 16, 2020, we made the decision to close our domestic dining rooms and limit our service to carryout and delivery only. Several of our international markets also closed their dining rooms as a result of the outbreak. As of the end of the third quarter of 2020, approximately four of our international restaurants and one domestic restaurant were temporarily closed. While we cannot predict the extent to which COVID-19 will impact our business or the global economy, we believe our business is well-positioned for the transition to largely off-premise dining that has resulted from the outbreak. Prior to the COVID-19 outbreak, carry-out and delivery represented approximately 80% of our domestic sales mix, and our digital sales mix was just over 40%. As a result of the required changes to consumer behavior to largely off-premise dining, as well as promotional activities associated with delivery, we have seen an increase in domestic same store sales growth through the end of the third quarter of 2020. Our international markets, which have historically had a higher mix of dine-in sales, have seen an overall decline in same store sales growth due to the required closure of dining rooms and in some cases temporary restaurant closures. In the third quarter of 2020, the decline in same store sales lessened due to the reopening and resumption of normal store hours at the majority of our international franchised stores that had been temporarily closed for portions of the prior quarter. We did not experience difficulties with our supply chain as a result of COVID-19 during the first three quarters of 2020; however, there can be no assurances that we will not experience supply chain challenges in the future. Lastly, to further secure our liquidity position and provide financial flexibility in light of uncertain market conditions, we borrowed $16 million under our Variable Funding Notes (as defined below) in the first quarter of 2020, providing the Company with an unrestricted cash balance of approximately $48.2 million as of September 26, 2020. See "Liquidity and Capital Resources" below for further details.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Domestic Franchised Activity:
Beginning of period	1,244	1,139	1,200	1,095
Openings	34	31	79	80
Closures	(1)	—	(4)	(5)
Acquired by Company	(5)	(1)	(5)	(1)
Re-franchised by Company	5	—	7	—
Restaurants end of period	1,277	1,169	1,277	1,169

Domestic Company-Owned Activity:
Beginning of period	30	29	31	29
Openings	1	—	2	—
Closures	—	—	—	—
Acquired by Company	5	1	5	1
Re-franchised to franchisees	(5)	—	(7)	—
Restaurants end of period	31	30	31	30

Total Domestic Restaurants	1,308	1,199	1,308	1,199

International Franchised Activity:
Beginning of period	162	135	154	128
Openings	10	7	18	18
Closures	(1)	(1)	(1)	(5)
Restaurants end of period	171	141	171	141

Total System-wide Restaurants	1,479	1,340	1,479	1,340
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
The following table sets forth our key performance indicators as well as our total revenue and net income, for the thirteen and thirty-nine weeks ended September 26, 2020 and September 28, 2019 (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Number of system-wide restaurants open at end of period	1,479	1,340	1,479	1,340
System-wide sales (1)	$509,155	$383,469	$1,448,108	$1,117,341
Domestic restaurant AUV	$1,435	$1,219	$1,435	$1,219
Domestic same store sales growth	25.4%	12.3%	22.5%	10.7%
Company-owned domestic same store sales growth	15.2%	11.9%	15.3%	10.1%
Total revenue	$63,988	$49,875	$185,529	$146,490
Net income	$10,081	$5,905	$29,716	$17,429
Adjusted EBITDA (2)	$18,409	$15,400	$55,654	$42,835

(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.2% and 3.7% for the thirteen weeks ended September 26, 2020 and September 28, 2019, respectively, and was 3.4% and 3.8% for the thirty-nine weeks ended September 26, 2020 and September 28, 2019, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 26, 2020 and September 28, 2019 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$10,081	$5,905	$29,716	$17,429
Interest expense, net	4,405	4,243	12,764	12,952
Income tax expense	(185)	1,801	4,829	3,626
Depreciation and amortization	2,334	1,408	5,287	4,019
EBITDA	$16,635	$13,357	$52,596	$38,026
Additional adjustments:
Gain on disposal of assets (a)	(1,233)	—	(3,249)	—
Stock-based compensation expense (b)	3,007	2,043	6,307	4,809
Adjusted EBITDA	$18,409	$15,400	$55,654	$42,835

(a) Represents a gain resulting from the re-franchise of company-owned restaurants to franchisees which is included in Selling, general and administrative expense in the Consolidated Statements of Operations.
(b) Includes non-cash, stock-based compensation.

Results of Operations
Thirteen Weeks Ended September 26, 2020 compared to Thirteen Weeks Ended September 28, 2019
The following table sets forth our results of operations for the thirteen weeks ended September 26, 2020 and September 28, 2019 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	September 26, 2020	September 28, 2019	$	%
Revenue:
Royalty revenue, franchise fees and other	$28,806	$21,876	$6,930	31.7%
Advertising fees and related income	19,653	14,056	5,597	39.8%
Company-owned restaurant sales	15,529	13,943	1,586	11.4%
Total revenue	63,988	49,875	14,113	28.3%
Costs and expenses:
Cost of sales (1)	11,804	10,339	1,465	14.2%
Advertising expenses	18,267	12,652	5,615	44.4%
Selling, general and administrative	17,282	13,527	3,755	27.8%
Depreciation and amortization	2,334	1,408	926	65.8%
Total costs and expenses	49,687	37,926	11,761	31.0%
Operating income	14,301	11,949	2,352	19.7%
Interest expense, net	4,405	4,243	162	3.8%
Income before income tax expense	9,896	7,706	2,190	28.4%
Income tax expense (benefit)	(185)	1,801	(1,986)	(110.3)%
Net income	$10,081	$5,905	$4,176	70.7%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
Total revenue. During the thirteen weeks ended September 26, 2020, total revenue was $64.0 million, an increase of $14.1 million, or 28.3%, compared to $49.9 million in the comparable period in 2019.
Royalty revenue, franchise fees and other. During the thirteen weeks ended September 26, 2020, royalty revenue, franchise fees and other was $28.8 million, an increase of $6.9 million, or 31.7%, compared to $21.9 million in the comparable period in 2019. Royalty revenue increased primarily due to domestic same store sales growth of 25.4% as well as 138 net franchise restaurant openings since September 28, 2019.
Advertising fees and related income. During the thirteen weeks ended September 26, 2020, advertising fees and related income was $19.7 million, an increase of $5.6 million, compared to $14.1 million in the comparable period in 2019. Advertising fees increased primarily due the 32.8% increase in system-wide sales in the thirteen weeks ended September 26, 2020 compared to the thirteen weeks ended September 28, 2019.
Company-owned restaurant sales. During the thirteen weeks ended September 26, 2020, company-owned restaurant sales were $15.5 million, an increase of $1.6 million, or 11.4%, compared to $13.9 million in the comparable period in 2019. The increase was primarily due to company-owned same store sales growth of 15.2%, which was driven by both an increase in transaction size and an increase in transactions. Also contributing to the increase was the acquisition of five corporate restaurants and the opening of three corporate restaurants since the prior year comparable period, resulting in additional sales of $1.1 million. These increases were partially offset by the re-franchising of seven corporate restaurants since the prior year comparable period, resulting in a decline in sales of $1.4 million.
Cost of sales. During the thirteen weeks ended September 26, 2020, cost of sales was $11.8 million, an increase of $1.5 million, or 14.2%, compared to $10.3 million in the comparable period in 2019. Cost of sales as a percentage of company-owned restaurant sales was 76.0% in the thirteen weeks ended September 26, 2020, compared to 74.2% in the comparable period in 2019.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	September 26, 2020		September 28, 2019
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	$5,655	36.4%	$5,162	37.0%
Labor costs	3,944	25.4%	3,098	22.2%
Other restaurant operating expenses	2,512	16.2%	2,456	17.6%
Vendor rebates	(307)	(2.0)%	(377)	(2.7)%
Total cost of sales	$11,804	76.0%	$10,339	74.2%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 36.4% in the thirteen weeks ended September 26, 2020, compared to 37.0% in the comparable period in 2019. The decrease was primarily due to a 1.4% decrease in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 25.4% for the thirteen weeks ended September 26, 2020, compared to 22.2% in the comparable period in 2019. The increase as a percentage of company-owned restaurant sales was primarily due to additional incentive pay provided to team members during the COVID-19 pandemic. This was partially offset by our ability to leverage costs due to the increase in company-owned same store sales of 15.2%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 16.2% for the thirteen weeks ended September 26, 2020, compared to 17.6% in the comparable period in 2019. The decrease as a percentage of company-owned restaurant sales was a result of our ability to leverage costs due to the increase in company-owned same store sales of 15.2%.
Advertising expenses. During the thirteen weeks ended September 26, 2020, advertising expenses were $18.3 million, an increase of $5.6 million compared to $12.7 million in the comparable period in 2019. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
 Selling, general and administrative ("SG&A"). During the thirteen weeks ended September 26, 2020, SG&A expense was $17.3 million, an increase of $3.8 million compared to $13.5 million in the comparable period in 2019. The increase in SG&A expense was primarily due to approximately $3.4 million in higher variable-based compensation expense, inclusive of stock-based compensation expense, and $1.0 million in headcount-related expenses to support the growth in our business. We also incurred expenses of $0.5 million related to COVID-19 and support provided to international franchisees. These increases were partially offset by a gain of $1.2 million recognized due to the re-franchising of five company-owned restaurants.
Depreciation and amortization. During the thirteen weeks ended September 26, 2020, depreciation expense was $2.3 million, an increase of $0.9 million compared to $1.4 million in the comparable period in 2019. The increase in depreciation and amortization was primarily due to accelerated depreciation on certain assets.
Interest expense, net. During the thirteen weeks ended September 26, 2020, interest expense, net was $4.4 million, an increase of $0.2 million compared to $4.2 million of interest expense, net in the comparable period in 2019. The increase in interest expense, net was primarily due to a higher average outstanding debt balance from the prior year comparable period.
Income tax expense (benefit). During the thirteen weeks ended September 26, 2020, we recognized an income tax benefit of $0.2 million yielding an effective tax rate of (1.9)%, compared to an effective tax rate of 23.4% in the prior year period. The decrease in the effective tax rate was due to the impact of excess tax benefits associated with stock options exercised.

Thirty-Nine Weeks Ended September 26, 2020 compared to Thirty-Nine Weeks Ended September 28, 2019
The following table sets forth our results of operations for the thirty-nine weeks ended September 26, 2020 and September 28, 2019 (dollars in thousands):

	Thirty-Nine Weeks Ended		Increase / (Decrease)
	September 26, 2020	September 28, 2019	$	%
Revenue:
Royalty revenue, franchise fees and other	$80,863	$64,391	$16,472	25.6%
Advertising fees and related income	55,590	40,753	14,837	36.4%
Company-owned restaurant sales	49,076	41,346	7,730	18.7%
Total revenue	185,529	146,490	39,039	26.6%
Costs and expenses:
Cost of sales (1)	36,367	30,642	5,725	18.7%
Advertising expenses	51,780	38,359	13,421	35.0%
Selling, general and administrative	44,786	39,463	5,323	13.5%
Depreciation and amortization	5,287	4,019	1,268	31.6%
Total costs and expenses	138,220	112,483	25,737	22.9%
Operating income	47,309	34,007	13,302	39.1%
Interest expense, net	12,764	12,952	(188)	(1.5)%
Income before income tax expense	34,545	21,055	13,490	64.1%
Income tax expense	4,829	3,626	1,203	33.2%
Net income	$29,716	$17,429	$12,287	70.5%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
Total revenue. During the thirty-nine weeks ended September 26, 2020, total revenue was $185.5 million, an increase of $39.0 million, or 26.6%, compared to $146.5 million in the comparable period in 2019.
Royalty revenue, franchise fees and other. During the thirty-nine weeks ended September 26, 2020, royalty revenue, franchise fees and other was $80.9 million, an increase of $16.5 million, or 25.6%, compared to $64.4 million in the comparable period in 2019. Royalty revenue increased due to 138 net franchise restaurant openings since September 28, 2019 and domestic same store sales growth of 22.5%.
Advertising fees and related income. During the thirty-nine weeks ended September 26, 2020, advertising fees and related income was $55.6 million, an increase of $14.8 million, or 36.4%, compared to $40.8 million in the comparable period in 2019. Advertising fees increased primarily due to the 29.6% increase in system-wide sales in the thirty-nine weeks ended September 26, 2020 compared to the thirty-nine weeks ended September 28, 2019.
Company-owned restaurant sales. During the thirty-nine weeks ended September 26, 2020, company-owned restaurant sales were $49.1 million, an increase of $7.7 million, or 18.7%, compared to $41.3 million in the comparable period in 2019. The increase was primarily due an increase in company-owned same store sales of 15.3%, which was driven by both an increase in transaction size and transactions. Also contributing to the increase was the acquisition of five corporate restaurants and the opening of three corporate restaurants since the prior year comparable period, resulting in additional sales of $3.1 million. These increases were partially offset by the re-franchising of seven corporate restaurants since the prior year comparable period, resulting in a decline in sales of $0.8 million.
Cost of sales. During the thirty-nine weeks ended September 26, 2020, cost of sales was $36.4 million, an increase of $5.7 million, or 18.7%, compared to $30.6 million in the comparable period in 2019. Cost of sales as a percentage of company-owned restaurant sales was 74.1% in the thirty-nine weeks ended September 26, 2020 and September 28, 2019.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirty-Nine Weeks Ended
	September 26, 2020		September 28, 2019
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	$17,085	34.8%	$15,184	36.7%
Labor costs	12,156	24.8%	9,314	22.5%
Other restaurant operating expenses	8,164	16.6%	7,289	17.6%
Vendor rebates	(1,038)	(2.1)%	(1,145)	(2.8)%
Total cost of sales	$36,367	74.1%	$30,642	74.1%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 34.8% in the thirty-nine weeks ended September 26, 2020, compared to 36.7% in the comparable period in 2019. The decrease was primarily due to a 10.4% decrease in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 24.8% for the thirty-nine weeks ended September 26, 2020, compared to 22.5% in the comparable period in 2019. The increase was primarily due to additional incentive pay provided to team members during the COVID-19 pandemic. These increases were partially offset by our ability to leverage costs due to the increase in company-owned same store sales of 15.3%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 16.6% for the thirty-nine weeks ended September 26, 2020, compared to 17.6% in the comparable period in 2019. The decrease as a percentage of company-owned restaurant sales was due to sales leverage achieved as a result of the increase in company-owned same store sales of 15.3%. This decrease was slightly offset by an increase in delivery fees payable to third-party delivery providers due to the growth in delivery mix as a percent of total sales during the thirty-nine weeks ended September 26, 2020.
Advertising expenses. During the thirty-nine weeks ended September 26, 2020, advertising expenses were $51.8 million, an increase of $13.4 million, or 35.0%, compared to $38.4 million in the comparable period in 2019. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative. During the thirty-nine weeks ended September 26, 2020, SG&A expense was $44.8 million, an increase of $5.3 million, or 13.5%, compared to $39.5 million in the comparable period in 2019. The increase in SG&A expense was primarily due to approximately $4.3 million in higher variable performance-based compensation expense, inclusive of stock-based compensation expense, and $1.9 million in headcount-related expenses to support the growth in our business. We also incurred expenses of $1.1 million related to COVID-19 and support provided to international franchisees and a one-time donation to the National Restaurant Employee Relief Fund of $1.0 million to support restaurant workers in times of need. These increases were partially offset by a gain of $3.2 million recognized due to the re-franchising of seven company-owned restaurants.
Depreciation and amortization. During the thirty-nine weeks ended September 26, 2020, depreciation and amortization expense was $5.3 million, an increase of $1.3 million, or 31.6%, compared to $4.0 million in the comparable period in 2019. The increase in depreciation and amortization expense was primarily due to accelerated depreciation on certain assets.
Interest expense, net. During the thirty-nine weeks ended September 26, 2020, interest expense, net was $12.8 million, a decrease of $0.2 million, or 1.5%, compared to $13.0 million in the comparable period in 2019. The decrease in interest expense, net was primarily due to a lower average outstanding debt balance from the prior year comparable period.
Income tax expense. Income tax expense was $4.8 million in the thirty-nine weeks ended September 26, 2020, yielding an effective tax rate of 14.0%, compared to an effective tax rate of 17.2% in the prior year period. The decrease in the effective tax rate was primarily due to the impact of excess tax benefits associated with stock options exercised during the period.

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
The following table shows summary cash flows information for the thirty-nine weeks ended September 26, 2020 and September 28, 2019 (in thousands):

	Thirty-Nine Weeks Ended
	September 26, 2020	September 28, 2019
Net cash provided by (used in):
Operating activities	$46,779	$28,586
Investing activities	(4,564)	(22,311)
Financing activities	5,068	(5,752)
Net change in cash and cash equivalents	$47,283	$523
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
Net cash provided by operating activities was $46.8 million in the thirty-nine weeks ended September 26, 2020, an increase of $18.2 million from cash provided by operating activities of $28.6 million in the thirty-nine weeks ended September 28, 2019. The increase is the result of increased operating income associated with the increased sales over the prior period, coupled with the increase in working capital due to timing of payments associated with our national advertising campaign.
Investing activities. Our net cash used in investing activities was $4.6 million in the thirty-nine weeks ended September 26, 2020, a decrease of $17.7 million from cash used in investing activities of $22.3 million in the thirty-nine weeks ended September 28, 2019. The decrease in cash used in investing activities was primarily due to the purchase of a new corporate headquarters building for $18.3 million during the thirty-nine weeks ended September 28, 2019.
Financing activities. Our net cash provided by financing activities was $5.1 million in the thirty-nine weeks ended September 26, 2020, an increase of $10.8 million from cash used in financing activities of $5.8 million in 2019. The increase was primarily due to additional borrowings under our 2018 Variable Funding Notes (as defined below) of $16.0 million in the thirty-nine weeks ended September 26, 2020, partially offset by an increase in the amount of our regular dividend.
Securitized financing facility. On October 30, 2020, the Company completed a transaction to refinance its existing securitized financing facility with a new securitized financing facility, pursuant to which Wingstop Funding LLC (the “Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of the Company, issued $480.0 million of its Series 2020-1 2.84% Fixed Rate Senior Notes, Class A-2 (the "2020 Class A-2 Notes"). The Issuer also entered into a revolving financing facility of Series 2020-1 Variable Funding Senior Notes, Class A-1 which permits borrowings of up to a maximum principal amount of $50.0 million, which may be used to issue letters of credit (the “2020 Variable Funding Notes” and, together with the 2020 Class A-2 Notes, the “2020 Notes”). A portion of the proceeds of the 2020 Class A-2 Notes was used to repay the $332.8 million of principal outstanding on the existing 2018 Class A-2 Notes and 2018 Variable Funding Notes”), together with accrued and unpaid interest and make-whole prepayment consideration due thereon, and to pay related transaction fees. The Company intends to use the additional net proceeds to strengthen its liquidity position and for general corporate purposes, including a return of capital to the Company’s stockholders.
The 2020 Class A-2 Notes are generally subject to 1% annual amortization, bear interest at a fixed rate of 2.84% per annum, and have an anticipated repayment date of December 2027.

Borrowings under the 2020 Variable Funding Notes accrue interest at a variable rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin, as more fully set forth in the Variable Funding Note Purchase Agreement, dated October 30, 2020. Interest payments on the 2020 Notes are payable on a quarterly basis.
As of September 26, 2020, we had $16.0 million outstanding borrowings under the 2018 Variable Funding Notes, with $4.0 million letters of credit outstanding, and $316.8 million outstanding under the 2018 Class A-2 Notes. There were no amounts drawn down on the letters of credit as of September 26, 2020.
Dividends. We paid a quarterly cash dividend of $0.11 per share of common stock in each of the first two quarters of 2020, and a quarterly cash dividend of $0.14 per share of common stock in the third quarter of 2020, resulting in aggregate dividend payments of $10.7 million, or $0.36 per share of common stock, during the thirty-nine weeks ended September 26, 2020. On November 2, 2020, the Company’s Board of Directors announced a quarterly dividend of $0.14 per share of common stock, payable to stockholders of record as of November 20, 2020. The regular quarterly dividend is to be paid on December 10, 2020, totaling approximately $4.2 million.

On October 30, 2020, in conjunction with the completion of a transaction to refinance the Company's existing securitized financing facility, the Company’s Board of Directors declared a special dividend of $5.00 per share of common stock, payable to stockholders of record as of November 20, 2020. The special dividend is to be paid on December 3, 2020, totaling approximately $149 million.
We do not currently expect the restrictions in our debt instruments to impact our ability to make regular quarterly dividends pursuant to our quarterly dividend program. However, any future declarations of dividends, as well as the amount and timing of such dividends, are subject to capital availability and the discretion of our Board of Directors, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders.
Contractual Obligations
During the thirteen weeks ended September 26, 2020, there were no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. For additional information regarding our long-term debt and our commitments and contingencies, see Note 10, Debt Obligations and Note 12, Commitments and Contingencies in our Annual Report and the corresponding Notes 6 and 8 in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
The Company is required to provide standby letters of credit related to our securitized financing facility. Although the letters of credit are off-balance sheet, the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $4.0 million at September 26, 2020. We do not believe these arrangements have or are likely to have a material effect on our results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.
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
Such risks and other factors include those listed in Part II, Item 1A., “Risk Factors,” and elsewhere in this report, including the following factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements:
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
The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Risk Factors” in our Annual Report and Part II, Item 1A. in this Quarterly Report. When considering forward-looking statements in this report or that we make in other reports or statements, you should keep in mind the cautionary statements in this report and future reports we file with the SEC. New risks and uncertainties arise from time to time, and we cannot predict when they may arise or how they may affect us. Except as required by law, we assume no obligation to update or revise any forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for fresh bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 26.2% and 28.4% of our company-owned restaurant cost of sales during the thirty-nine weeks ended September 26, 2020 and September 28, 2019, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $1.0 million during the thirty-nine weeks ended September 26, 2020. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes. In instances when we use fixed pricing arrangements with our suppliers, these arrangements cover our physical commodity needs, are not net-settled, and are accounted for as normal purchases.
Interest Rate Risk. As of September 26, 2020, the Company was exposed to interest rate risk on borrowings under the 2018 Variable Funding Notes. As of September 26, 2020, the Company had borrowings of $16.0 million under the 2018 Variable Funding Notes and $4.0 million of letters of credit outstanding. A hypothetical increase or decrease of 100 basis points on the variable rate under the 2018 Variable Funding Notes as of September 26, 2020 would not materially affect our results of operations or cash flows.
The majority of our long-term debt consisted of the $316.8 million outstanding under the 2018 Class A-2 Notes as of September 26, 2020 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s fixed rate securitized debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.
On October 30, 2020, the Company completed a transaction to refinance its existing securitized financing facility with a new securitized financing facility, pursuant to which the Issuer issued the 2020 Class A-2 Notes and entered into a revolving financing facility of 2020 Variable Funding Notes that permit borrowings of up to a maximum principal amount of $50.0 million. The new securitized financing facility exposes the Company to substantially the same interest rate risks as discussed above.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2020, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Item 1A.     Risk Factors
The Company is providing this additional risk factor to supplement the risk factors contained in Part I, Item 1A. of our Annual Report.
Public health epidemics or outbreaks, such as COVID-19, could materially and adversely impact our business.
The pandemic novel coronavirus (COVID-19) outbreak, federal, state and local government responses to COVID-19 and our Company’s response to the outbreak have all disrupted and will continue to disrupt our business. In the United States and throughout much of the world, individuals are being encouraged to practice social distancing, restricted from gathering in groups and, in some areas, placed on complete restriction from non-essential movements outside of their homes. In response to the COVID-19 outbreak and these changing conditions, we closed the dining rooms in all of our domestic, which at the time represented approximately 20% of our domestic system sales, and also closed the dining rooms in some of our international restaurants in the first quarter. We have also incurred additional operating expenses at our company-owned restaurants due to the payment of increased incentive compensation to our full-time team members in light of COVID-19 and increased Selling, general and administrative expense due to COVID-19-related support provided to international franchisees. The COVID-19 outbreak and these responses to date have affected and will continue to adversely affect our guest traffic, international sales, and operating costs and we cannot predict how long the outbreak will last or what other government responses may occur.
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
3.1
Amended and Restated Certificate of Incorporation of Wingstop Inc., as amended through June 15, 2020, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2020 (File No. 001-37425) and incorporated by reference herein.

3.2
Amended and Restated Bylaws of Wingstop Inc., filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-37425) for the fiscal year ended December 30, 2017 and incorporated herein by reference.

4.1
Amended and Restated Base Indenture, dated as of October 30, 2020, by and between Wingstop Funding LLC, as Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, filed as Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37425) of the Company on November 2, 2020 and incorporated herein by reference.

4.2
Series 2020-1 Supplement to Base Indenture, dated as of October 30, 2020, by and between Wingstop Funding LLC, as Issuer of the Series 2020-1 fixed rate senior secured notes, Class A-2, and Series 2020-1 variable funding senior secured notes, Class A-1, and Citibank, N.A., as Trustee and Series 2020-1 Securities Intermediary, filed as Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-37425) of the Company on November 2, 2020 and incorporated herein by reference.

10.1
Purchase Agreement, dated as of October 9, 2020, by and among the Company, certain indirect subsidiaries of the Company party thereto and Barclays Capital Inc., filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37425) of the Company on October 9, 2020 and incorporated herein by reference.

10.2
Class A-1 Note Purchase Agreement, dated as of October 30, 2020, by and among Wingstop Funding LLC, as Issuer, each of Wingstop Guarantor LLC and Wingstop Franchising LLC, as Guarantor, Wingstop Restaurants Inc., as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, Barclays Bank PLC, Swingline Lender and Administrative Agent, and Barclays Bank PLC, New York Branch, as L/C Provider, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on November 2, 2020 and incorporated herein by reference.

10.3
Guarantee and Collateral Agreement, dated as of October 30, 2020, by and among Wingstop Guarantor LLC and Wingstop Franchising LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37425) on November 2, 2020 and incorporated herein by reference.

10.4
Management Agreement, dated as of October 30, 2020, by and among Wingstop Funding LLC, Wingstop Franchising LLC, Wingstop Guarantor LLC. Wingstop Restaurants Inc., as Manager, and Citibank, N.A., as Trustee, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37425) on November 2, 2020 and incorporated herein by reference.

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

Wingstop Inc.
(Registrant)

Date:	November 2, 2020	By:	/s/ Charles R. Morrison
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2020	By:	/s/ Michael J. Skipworth
Chief Financial Officer
(Principal Financial and Accounting Officer)