Form 10-K
period 2020-12-26
Wingstop Inc.
filed 2021-02-18
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of June 27, 2020, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was approximately $4.0 billion, based on the closing price of the registrant’s common stock on June 27, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter.

As of February 16, 2021, there were 29,688,007 shares of common stock, par value of $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's 2021 annual meeting of stockholders, which will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 26, 2020, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS
PART I
PART II
PART III
PART IV

Cautionary Note Regarding Forward-Looking Statements
This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, trends, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements are accompanied by such terms. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our expectations with respect to our future liquidity, expenses, and consumer appeal. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks, and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. Such risks and other factors include those listed in Item 1A., “Risk Factors,” and elsewhere in this report.
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
Throughout this report, unless the context indicates otherwise, Wingstop Inc. (NASDAQ: WING) and its consolidated subsidiaries are referred to as the "Company," "Wingstop," or in the first-person notations of "we," "us" and "our."
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with over 1,500 locations worldwide. We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings, boneless wings and tenders, always cooked to order, and hand-sauced-and-tossed in 11 bold, distinctive flavors.
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
Our Industry
We operate in the rapidly-growing, and intensely competitive, fast casual segment of the restaurant industry. We believe that fast casual concepts, which are a segment of limited service restaurants ("LSRs"), such as Wingstop, attract customers away from other restaurant segments and, accordingly, are generating faster growth than the overall restaurant industry and increasing their market share relative to other segments.
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

Our 11 flavor offerings create a differentiated experience that drives demand across multiple day parts and occasions. Paired with our numerous order options (eat-in (to the extent available) / to go / delivery; individual / combo meals / family packs) that allow guests to eat Wingstop during any occasion, whether it is a quick carry-out snack, a party size order for their favorite group occasion, or delivery for a family dinner, we believe this customizable unique experience drives repeat business and brand loyalty.
Our Vision
Our vision is to become a top 10 global restaurant brand. Based on our internal analysis, we believe there is opportunity for our brand to grow to more than 3,000 restaurants across the United States and to more than 3,000 restaurants internationally. Our approach to becoming a top 10 global restaurant brand centers around the following key strategic priorities:
–sustaining long-term same store sales growth through brand awareness and innovation;
–maintaining best in class unit economics; and
–expanding our global footprint.
This approach is built upon the foundation of our investments in the people and infrastructure necessary to build our organization for the next level.
Sustaining Long-Term Same Store Sales Growth through Brand Awareness and Innovation
In February 2017, we launched our national advertising program. Our transition from advertising cooperatives, a more locally driven advertising approach, to national advertising provided us with more reach and frequency in existing media markets and expanded our coverage to smaller and newer markets where we did not previously utilize television advertising. We fund our national advertising program through the Wingstop Restaurants Advertising Fund (the “Ad Fund”), a consolidated not-for-profit advertising fund for which a percentage of gross sales is collected from Wingstop restaurant domestic franchisees and company-owned restaurants to be used for various forms of advertising for the Wingstop brand. Beginning in fiscal year 2019, we increased the contribution rate that domestic franchisees are required to contribute to the Ad Fund from 3% to 4% of gross sales. Our national advertising program focuses on two key messaging windows and utilizes an extensive range of social media and digital marketing tools, including search engine, digital video, and social media advertising, to allow us to target core customers and increase brand awareness.
We are making focused investments in technology to provide a convenient and engaging brand experience, with the goal of digitizing every transaction. We developed a custom website and mobile ordering application that we believe position Wingstop for further digital expansion. Delivery also continues to drive our digital sales.
In 2017, we partnered with DoorDash to provide delivery to our customers, and substantially all of our domestic restaurants offered delivery as of the end of the 2020 fiscal year. We believe our DoorDash partnership and delivery strategy will continue to drive domestic same store sales growth. Our digital sales increased to 62.5% of sales during the fourth quarter of 2020, compared to 38.2% of sales during the fourth quarter of 2019.
Maintaining Best-in-Class Unit Economics
We believe the growing popularity of the Wingstop experience and the operational simplicity of our restaurants translate into attractive economics at our franchised and company-owned locations. Existing franchisees accounted for approximately 94% of franchised restaurants opened in 2020 and approximately 90% of franchised restaurants opened in 2019, which we believe further underscores our restaurant model’s financial appeal.
Upon opening, our restaurant volume generally builds year after year. Our domestic average unit volume (“AUV”) has grown consistently, approaching $1.5 million during fiscal year 2020. Our operating model targets a low average estimated initial investment of approximately $390,000, excluding real estate purchase or lease costs and pre-opening expenses. In year two of operation, we target a franchisee unlevered cash-on-cash return of approximately 35% to 40%. We believe low entry costs and high returns provide a compelling investment opportunity for our franchisees that has helped drive the continued growth of our system.

Expanding Our Global Footprint
We believe that there is significant opportunity to expand globally, and we intend to focus our efforts on increasing our geographic penetration in both existing and new domestic markets, as well as international markets. We believe our highly-franchised model positions us for continued strong unit growth over the medium- and long-term. We expect franchisee demand for our brand, supported by compelling unit economics, operational simplicity, low entry costs, and flexible real estate profile, to drive global restaurant growth.
We believe we can achieve our domestic restaurant potential by expanding in our existing markets where we believe we can more than double our current restaurant count, as well as continuing to expand into emerging markets. Our “inside out” domestic market expansion strategy focuses our initial development in urban centers where our core demographic is most densely populated and then builds outward into suburban areas as our brand awareness grows in the market. We have a robust domestic development pipeline and over 80% of our domestic commitments as of December 26, 2020 were from existing franchisees, supporting the attractiveness of our restaurant business model as well as our positive franchisor-franchisee relationships.
We also believe that there is a significant opportunity to grow our business internationally. As of December 26, 2020, we had 179 international restaurants located in nine countries, all of which were franchised. In fiscal year 2020, we opened 26 international locations. We believe that our restaurant operating model translates well internationally based on our small real estate footprint, our simplicity of operations, the universal and broad appeal of chicken, and our ability to customize our wide variety of flavors to local tastes.
Our Franchise
Franchise Overview
Our franchisees operated a total of 1,506 restaurants in 44 states and ten countries as of December 26, 2020. We have rigorous qualification criteria and training programs for our franchisees and require them to adhere to strict operating standards. We work hard to ensure that every Wingstop franchise location meets the same quality and customer service benchmarks in order to preserve the consistency and reliability of the Wingstop brand.
Franchisees (along with their managers) must attend and successfully complete a four-week training program prior to opening a new franchise restaurant. Our training program covers various topics including Wingstop culture, food preparation and storage, food safety, cleaning and sanitation, marketing and advertising, point of sale ("POS") systems, accounting, and hospitality, among others.
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
We have a broad and diversified domestic franchisee base. Since 2014, the number of franchisees who own ten or more restaurants has more than doubled. This increase is consistent with our strategy to grow with our existing franchisees. As of December 26, 2020, our domestic franchise base had an average restaurant ownership of approximately six restaurants per franchisee and an average tenure of seven years.
U.S. Franchise Agreements
We enter into franchise agreements with U.S. franchisees under which the franchisee is generally granted the right to operate a restaurant in a particular location, typically providing for a 10-year initial term, with an opportunity to enter into one or more renewal franchise agreements subject to certain conditions. We generally update and/or revise our franchise agreement on an annual basis and, as a result, the agreements we enter into with individual franchisees may vary. Our franchise documents currently provide that franchisees must pay a franchise fee of $20,000 for each restaurant opened. If a franchisee has entered into an area development agreement to develop restaurants in a defined market area with us (which occurs, in most cases, even if a franchisee wants to develop only one restaurant), the aggregate initial fee is $30,000 for each restaurant, which includes a $10,000 development fee per restaurant. The $10,000 development fee per restaurant to-be-developed is paid in full at the time a development agreement is signed for the grant of development rights and is not refundable.

Under our current standard franchise agreement, each franchisee is required to pay us a royalty of 6% of their gross sales net of discounts. Each restaurant also contributes 4% of gross sales net of discounts to fund national marketing and advertising campaigns. These funds are managed by the Ad Fund and are primarily used to create advertising content and purchase digital and television advertising on a national level. In addition to the national and market-level advertising contributions, U.S. stores generally spend additional funds on local restaurant marketing activities. For example, our current form of franchise agreement requires franchisees to spend a percentage of their gross sales on local advertising and promotions.
International Franchise Agreements
Our markets outside of the United States are operated by master franchisees with franchise and distribution rights for entire regions or countries. The master franchise agreement typically requires the franchisees to open a minimum number of restaurants within a specified period. The master franchisee is generally required to pay an initial, upfront development fee for the territory as well as a franchise fee for each restaurant opened. Under our current standard master franchise agreement, each master franchisee is also required to pay a continuing royalty fee as a percentage of sales, which varies among international markets, but is currently set at 6%.
Suppliers and Distribution
Our franchisees are required to purchase all chicken, groceries, produce, beverages, equipment and signage, furniture, fixtures, logo-imprinted paper goods, and cleaning supplies solely from suppliers that we designate and approve. Our supply partners are required to meet strict quality standards to ensure food safety. We regularly inspect vendors to ensure our standards are being met and that prices offered are competitive.
The principal raw materials for a Wingstop restaurant operation are bone-in and boneless chicken wings. Therefore, chicken is our largest product cost item and represented approximately 65% of all purchases for the 2020 fiscal year. Company-owned and franchised restaurants purchase their bone-in and boneless chicken wings from suppliers that we designate and approve. We designate sources for potatoes to ensure that they are grown to our specifications. We also require franchisees to use our proprietary sauces, seasonings, and spice blends and to purchase them and other proprietary products only from designated sources.
All food items and packaging goods for Wingstop restaurants are sourced through one distributor, Performance Food Group ("PFG"). There are sixteen geographically diverse PFG distribution centers, which carry all products required for a Wingstop restaurant and service all of Wingstop’s domestic restaurants. PFG is contractually obligated to deliver products to our restaurants at least twice weekly. PFG provides consolidated deliveries with a tightly controlled and monitored cold chain. Its national distribution system has a documented recovery plan to handle any disruption. Wingstop contracts directly with manufacturers to sell products to PFG, who in turn receives a fee for delivering these items to our restaurants. The majority of Wingstop’s highest-spend items are formula or fixed-contract priced. Wingstop has also negotiated agreements with its soft drink suppliers to offer soft drink dispensing systems, along with associated branded products, in all Wingstop restaurants.
Information / Technology Systems
We have core information systems in place that, together with focused investments we are making in technology, we believe are designed to scale and support our future growth plans. We specify a standard point of sale ("POS") system and restaurant management system in all domestic restaurants that helps facilitate the operation of the restaurants by recording sales, purchasing and inventory of goods, managing of labor and assessing restaurant performance. Our POS system and restaurant management system is configured to record and store financial information in a manner that we specify, and we require franchisees to provide us with continual and unlimited independent access to all information on each POS system.
We have an online ordering platform and mobile ordering applications that integrate with third party delivery providers and our POS system, which makes it easy for our guests to order-ahead, and which we believe leads to higher check averages.
We require our franchisees’ electronic information systems, including POS systems, comply with and maintain established network security standards, including applicable Payment Card Industry ("PCI") and data privacy standards.

Human Capital Resources
As of December 26, 2020, we employed 819 employees, affectionately referred to as team members, of whom 238 were full-time corporate-based and regional personnel. The remainder were part-time or restaurant-level team members. None of our team members are represented by a labor union or covered by a collective bargaining agreement, and we believe that we have good relations with our team members. Our franchise owners are independent business owners, so they and their team members are not included in our team member count and are not our team members.
Our human capital objectives include attracting, training, motivating, rewarding and retaining team members. To support these objectives, our team member programs are designed to develop talent and prepare team members for advancement and leadership positions in the future; provide market-competitive pay and benefits; focus on team members’ health, safety and well-being; enhance our culture through our continuing efforts to make our workplace more engaging and inclusive; and acquire talent and facilitate internal talent mobility to create a high-performing and diverse workforce.
We are committed to fostering an environment of diversity and inclusion, including among our board members, and having diverse representation across all levels of our workforce. Examples of some of our recent efforts and metrics include:
•we implemented unconscious bias training for all our corporate team members;
•currently 50% of our board of directors classify as diverse;
•we are a member of the Women’s Foodservice Forum; and
•our Chief Executive Officer joined the CEO Action for Diversity and Inclusion.
We are also committed to providing competitive pay to compensate and reward our team members. All corporate management and staff and restaurant management positions, including hourly assistant managers and shift leaders, are eligible for performance-based cash incentives. Our incentive plan reinforces and rewards individuals for achievement of specific company and/or restaurant business goals.
We offer comprehensive benefit programs to eligible team members. Our core health and welfare benefits are supplemented with a variety of voluntary benefits and paid time away from work programs. Since the onset of the COVID-19 pandemic, we have continued a strong focus on team member well-being, health and safety.
Another area of focus for us is investing in people and infrastructure to build the organization for the next level. In addition to seeking to acquire new talent in the marketplace that share our values and goals, we recognize and support the growth and development of our team members and offer opportunities to participate in regular talent and development planning reviews to assist us with growing our internal restaurant teams, resulting in a majority of current managers of company-owned restaurants being promoted from within.
COVID-19 Response
We took early action regarding team member well-being in response to the COVID-19 pandemic, implementing comprehensive protocols to protect the health and safety of our team members and guests. Remote work for corporate management and staff was adopted ahead of state and county requirements. We did not reduce scheduled hours for team members in our company-owned restaurants. For team members of our company-owned restaurants, we also enhanced our benefits programs to offer expanded supplemental paid sick leave ahead of state and county mandates and in counties where sick leave was not mandated, as well as distributed COVID-19 related incentive payments to our restaurant team members.
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
Our international franchised restaurants are subject to national and local laws and regulations that are often similar to those affecting our U.S. restaurants. We believe that we have established procedures at our international franchised restaurants that provide reasonable assurance that our international franchised restaurants comply in all material respects with the laws of the applicable foreign jurisdiction.
Environmental Matters
We are not aware of any federal, state or local environmental laws or regulations that we would expect to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During the 2020 fiscal year, there were no material environmental compliance-related capital expenditures.
Community Involvement
We are committed to strengthening the neighborhoods that we serve by being strong, active, corporate citizens and good neighbors. In fiscal year 2020, we donated $1 million to the National Restaurant Association Educational Foundation’s Restaurant Employee Relief Fund and, along with our franchisees, provided more than 1 million meals to frontline workers and COVID first responders. In 2016, we created Wingstop Charities, a non-profit organization dedicated to enhancing and elevating the community work of our franchisees to make a difference in the lives of our youth, which has donated over $600,000 through local grants and team member assistance since its inception. You can find more about the involvement of Wingstop Charities in its local communities at www.wingstopcharities.org.
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
References to our website addresses or the website addresses of third parties in this report do not constitute incorporation by reference of the information contained on such websites and should not be considered part of this report.

Item 1A.	Risk Factors
Risks Related to Our Business and Our Industry
If we fail to successfully implement our growth strategy, which includes opening new restaurants, our ability to increase our revenue and operating profits could be materially adversely affected.
Our growth strategy relies substantially upon new restaurant development by existing and new franchisees and we are continuously seeking to identify target markets where we can enter or expand. We and our franchisees face many challenges in opening new restaurants, including:
•availability of financing;
•selection and availability of and competition for suitable restaurant locations;
•negotiation of acceptable lease and financing terms;
•securing required governmental permits and approvals, including zoning approvals;
•employment and training of and wage rates for qualified personnel;
•general economic and business conditions;
•unanticipated increases in construction and development costs; and
•the legal and regulatory requirements applicable to our industry.
In particular, because substantially all of our new restaurant development is funded by franchisee investment, our growth strategy is dependent on our franchisees’ (or prospective franchisees’) ability to access funds to finance such development. We do not provide our franchisees with direct financing and therefore if our franchisees (or prospective franchisees) are not able to obtain independent financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the development of new restaurants, and our future growth could be adversely affected. To the extent our franchisees are unable to open new restaurants at the level that we anticipate, our revenue growth would come primarily from growth in same store sales. Our failure to add a significant number of new restaurants or grow domestic same store sales would adversely affect our ability to increase our revenue and operating income and could materially adversely affect our operating results. As a result of the foregoing, we cannot predict whether our growth strategy will be successful.
Changes in food and supply costs could materially adversely affect our results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. There are no established fixed price markets for bone-in chicken wings. As a result, we are subject to prevailing market conditions and remain susceptible to volatility in food costs. Any increase in the prices of the ingredients most critical to our menu, particularly chicken, could materially adversely affect our operating results. Food costs may also increase as a result of factors beyond our control, such as inflation, general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, product recalls and government regulations. Additionally, avian influenza, or similar poultry-related diseases, may negatively affect the supply chain by increasing costs and limiting availability of chicken. As a result, we may not be able to anticipate or successfully react to changing food costs, including the price of bone-in chicken wings, by adjusting our purchasing practices, increasing our menu prices to pass along commodity price increases to our customers or making other operational adjustments, which could materially adversely affect our operating results.
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
Our franchisees are an integral part of our business. We may be unable to successfully implement our growth strategy without the participation of our franchisees and the adherence by our franchisees to our restaurant operation guidelines. Because our ability to control our franchisees is limited, our franchisees may fail to focus on the fundamentals of restaurant operations, such as quality, service, and cleanliness, which would have a negative impact on our success. In addition, our franchisees may fail to participate in our marketing initiatives, which could materially adversely affect their sales trends, average weekly sales, and results of operations. Although we provide frequent training opportunities to our franchisees to ensure consistency among our operations, there may be differences in the quality of operations at our franchised restaurants that impact the profitability of those restaurants. In addition, if our franchisees fail to renew their franchise agreements, our royalty revenue may decrease, which in turn could materially adversely affect our business and operating results.
Furthermore, a bankruptcy of any multi-unit franchisee could negatively impact our ability to collect payments due under such franchisee’s franchise agreements. In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise agreements under the applicable bankruptcy code, in which case there would be no further royalty payments from such franchisee. The amount of the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchisee may not be sufficient to satisfy a damage claim resulting from such rejection.
If we fail to identify, recruit and contract with a sufficient number of qualified franchisees, our ability to open new franchised restaurants and increase our revenue could be materially adversely affected.
The opening of additional franchised restaurants depends, in part, upon the availability of prospective franchisees who meet our criteria. We may not be able to identify, recruit or contract with suitable franchisees in our target markets on a timely basis or at all. Although we have developed criteria to evaluate and screen prospective franchisees, our franchisees may not ultimately have the business acumen or be able to access the financial or management resources that they need to open and successfully operate the restaurants contemplated by their agreements with us, or they may elect to cease restaurant development for other reasons and state franchise laws may limit our ability to terminate or modify these license agreements. If any of these situations occur, our growth may be slower than anticipated, which could materially adversely affect our ability to increase our revenue and materially adversely affect our business, financial condition and results of operations.
Also, the number of new franchised Wingstop restaurants that actually open in the future may differ materially from the number of signed commitments from potential existing and new franchisees. Historically, a portion of our signed commitments have not ultimately opened as new franchised Wingstop restaurants. The historic conversion rate of signed commitments to new franchised Wingstop locations may not be indicative of the conversion rates we will experience in the future, and the total number of new franchised Wingstop restaurants actually opened in the future may differ materially from the number of signed commitments disclosed at any point in time.
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
Food safety and food-borne illness concerns may have a material adverse effect on our business.
Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe, quality food products. However, food-borne illnesses, such as salmonella, E. coli infection, or hepatitis A, and food safety issues, including food tampering or contamination, have occurred in the food industry in the past, and could occur in the future. Any report or publicity linking our restaurants to instances of food-borne illness or food safety issues could materially adversely affect our brand and reputation as well as our revenue and profits. Even instances of food-borne illness or food safety issues occurring solely at our competitors' restaurants could result in negative publicity about the food service industry or fast casual restaurants generally and adversely impact our restaurants.
In addition, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple restaurants would be affected rather than a single restaurant. We cannot ensure that all food items are properly maintained during transport throughout the supply chain or that our employees and our franchisees and their employees will identify all products that may be spoiled and should not be used. Our industry has also long been subject to the threat of food tampering by suppliers, employees, and others such as the addition of foreign objects in the food that we sell. Reports, whether or not true, of injuries caused by food tampering have in the past severely injured the reputations and brands of restaurant chains in the quick service restaurant segment and could affect us in the future as well. If our customers become ill from food-borne illnesses or injured from food tampering, we could also be forced to temporarily close some restaurants. Moreover, any instances of food contamination, whether or not at our restaurants, could subject our restaurants or our suppliers to a food recall pursuant to the Food and Drug Administration Food Safety Modernization Act.
Public health epidemics or outbreaks, such as COVID-19, could materially adversely impact our business.
Federal, state and local government responses to a pandemic, such as COVID-19, and our Company’s response to the pandemic have in the past disrupted and in the future may disrupt our business. Because of COVID-19, in the United States and throughout much of the world, individuals are currently being encouraged to practice social distancing, restricted from gathering in groups and, in some areas, placed on complete restriction from non-essential movements outside of their homes. In response to the COVID-19 pandemic and these changing conditions, we closed the dining rooms in all of our domestic restaurants, which at the time represented approximately 20% of our domestic system sales, and also closed the dining rooms in some of our international restaurants. We also incurred additional operating expenses at our company-owned restaurants due to the payment of increased incentive compensation to our full-time team members and increased selling, general and administrative expense due to COVID-19-related support provided to international franchisees. The COVID-19 pandemic and these responses to date have adversely affected and will continue to adversely affect our international guest traffic and sales and operating costs for our company-owned restaurants, and we cannot predict how long the pandemic will last or what other government responses may occur.
Continuing disruptions in operations due to pandemics, such as COVID-19-related social distancing, or other movement restricting policies put in place, could impact our revenues or result in our providing payment relief or other forms of support to franchisees, and could materially adversely affect our business and results of operations. Restaurant operations could be further disrupted if any employees are diagnosed with a pandemic illness, such as COVID-19, since this could require some or all of a restaurant’s employees to be quarantined and restaurant facilities to be closed to disinfect. If a significant percentage of the workforce is unable to work, whether because of illness, quarantine, limitations on travel, or other government restrictions in connection with a pandemic, including COVID-19, operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations. In addition, any report or publicity linking our restaurants to instances of pandemic illness exposure could adversely impact our brand and reputation as well as our revenue and profits. Our suppliers could also be adversely impacted by a pandemic, such as COVID-19. If our suppliers’ employees are unable to work or our suppliers' operations are disrupted, we and our franchisees could face shortages of food items or other supplies, and our and our franchisees' operations and sales could be materially adversely impacted by such supply interruptions.
If the business interruptions caused by a pandemic, including COVID-19, last longer than we expect, we or our franchisees may need to seek additional sources of liquidity. There can be no guarantee that additional liquidity, whether through the credit markets or government programs, will be readily available or available on favorable terms to our franchisees or us. The ultimate impact of the COVID-19 pandemic, or pandemics in the future, on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 or other pandemic, the rate at which vaccinations become available, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic, and reduced operations.
Our expansion into new and existing markets may present increased risks.
Some of our new restaurants are located in markets where there may be limited or no market recognition of our brand. Those markets may have competitive conditions, consumer tastes and discretionary spending patterns that are different from those in our existing markets, and we may encounter well-established competitors with substantially greater financial resources than us. As a result, those new restaurants may be less successful than restaurants in our existing markets.
We may need to build brand awareness in new markets through greater investments in advertising and promotional activity than we originally planned, which could negatively impact the profitability of our operations in such new markets. Our franchisees may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. In addition, we may have difficulty finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Restaurants opened in new markets may also have lower average restaurant sales than restaurants opened in existing markets and may take longer to, or fail to, ramp up and reach expected sales and profit levels. Additionally, new markets may have higher rents and labor rates. These factors could negatively impact our unit economics and overall profitability.

We also intend to continue opening new franchised restaurants in our existing markets as a core part of our growth strategy. As a result, the opening of a new restaurant in or near markets in which our restaurants already exist could adversely affect the sales of our existing restaurants.
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
As our competitors expand their operations or as new competitors enter the industry, we expect competition to intensify. Should our competitors increase their spending on advertising and promotions or if their advertising and promotions are more effective, we could experience a loss of customer traffic to our competitors and a material adverse effect on our results of operations. We compete with other restaurant chains and other retail businesses for quality site locations, management, hourly employees, and qualified franchisees. We also face the risk that new or existing competitors will copy our business model, menu options, presentation, or ambiance, among other things. Consumer tastes, nutritional and dietary trends, traffic patterns, and the type, number, and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions.
Moreover, we may also compete with companies outside the fast casual, quick service, and casual dining segments of the restaurant industry, such as deli sections and in-store cafés of several major grocery store chains and from home delivery meal plan services, as well as from convenience stores and other dining outlets. These competitors may have, among other things, a more diverse menu, lower operating costs, better locations, better facilities, better management, more effective marketing, more efficient operations, stronger brand recognition, loyal customer base and more convenient offerings than we have. If we are unable to compete effectively, it could decrease our traffic, sales and profit margins, which could materially adversely affect our business, financial condition, and results of operations.
Interruptions in the supply of product to company-owned restaurants and franchisees could materially adversely affect our revenue.
In order to maintain quality-control standards and consistency among restaurants, we require through our franchise agreements that our franchisees obtain food and other supplies from preferred suppliers approved by us in advance. In this regard, we and our franchisees depend on a group of suppliers for food ingredients, beverages, paper goods, and distribution. We and our franchisees bear risks associated with the timeliness, solvency, reputation, labor relations, freight costs, price of raw materials, and compliance with health and safety standards of each supplier. We have little control over such suppliers. Disruptions in these relationships may reduce company-owned restaurant and franchisee sales and, in the case of reduced franchisee sales, our royalty income. Overall difficulty of suppliers meeting restaurant product demand, interruptions in the supply chain, obstacles or delays in the process of renegotiating or renewing agreements with preferred suppliers, financial difficulties experienced by suppliers, or the deficiency, lack, or poor quality of alternative suppliers could adversely impact company-owned restaurant and franchisee sales, which could materially adversely affect our business and operating results and, in the case of reduced franchisee sales, would reduce our royalty income and revenue. In addition, our focus on a limited menu could make these consequences more severe.
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
•changes in interest rates;
•increases and decreases in average weekly sales and same store sales, including due to the timing and popularity of sporting and other events;
•macroeconomic conditions, globally, nationally and locally;
•changes in consumer preferences and competitive conditions;
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
Cyber incidents or deficiencies in cybersecurity could negatively impact our business by causing data loss, a disruption to our operations, a compromise or corruption of confidential or personal information, damage to our employee and business relationships and reputation, and/or litigation and liability, all of which could subject us to loss and harm our brand.
As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Additionally, there has been an increase in data integration and complexity of our technology systems, particularly in our international markets. The use of electronic payment methods and the collection and storage of personal information from individuals expose us and our franchisees to increased risk of cyber incidents, privacy and/or security breaches, and other risks. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting, and storing such information. The use of personally identifiable information by us is regulated by foreign, federal, and state laws, which continue to evolve, as well as by certain third-party agreements. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations. See “Changing regulations relating to privacy, information security, and data protection could increase our costs, affect or limit how we collect and use personal information” below for a further discussion on privacy, information security, and data protection regulations.
Our franchisees, contractors and third parties with whom we do business have experienced cyber incidents and security breaches in which confidential or personal information could have been stolen and we, our franchisees, contractors and third parties with whom we do business may experience cyber incidents and security breaches in which confidential or personal information is stolen in the future. Third parties may have the technology or know-how to breach the security of confidential or personal information collected, stored or transmitted by us or our franchisees, and our and their security measures and those of third parties with whom we do business, including technology vendors, solution providers, software manufacturers and supply chain vendors, may not effectively prohibit others from obtaining improper access to this information. Third parties also may be able to develop and deploy viruses, worms and other malicious software programs, such as ransomware, that attack our, our franchisees’ and third parties with whom we do business’s systems or otherwise exploit any security vulnerabilities.The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time, which may cause a breach to go undetected for an extensive period of time. Advances in computer and software capabilities, technology, new tools, and other developments may increase the risk of such a breach. If a person is able to circumvent the security measures of our business, our franchisees’ businesses or those of other third parties, he or she could destroy or steal valuable information or disrupt the operations of our business. In addition, our franchisees, contractors or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate confidential information and may purposefully or inadvertently cause a breach involving such information. Furthermore, due to the COVID-19 pandemic, we have allowed our team members in our corporate headquarters to work from home. The significant increase in remote working, particularly for an extended period of time, could increase certain risks to our business, including an increased risk of cybersecurity events, vulnerability of our systems and improper dissemination of confidential or personal information, if our physical and cybersecurity measures or our corporate policies are not effective. The costs to us to eliminate any of the foregoing cybersecurity vulnerabilities or to address a cyber incident could be significant and have material adverse impact on our financial condition, results of operations and cash flows.
If our employees, franchisees, or vendors fail to comply with applicable laws, regulations, or contract terms, and this information is obtained by unauthorized persons, used inappropriately, or destroyed, it could adversely affect our reputation, could disrupt our operations and result in costly litigation, judgments, or penalties resulting from violation of laws and payment card industry regulations. Any such claim or proceeding could cause us to incur significant unplanned expenses and significantly harm our reputation, which could have a material adverse impact on our financial condition, results of operations and cash flows. A cyber incident could also require us to provide notifications, result in adverse publicity, loss of sales and profits, increase fees payable to third parties, and result in penalties or remediation and other costs that could materially adversely affect the operation of our business and results of operations. In addition, our cyber liability coverage may be inadequate or may not be available in the future on acceptable terms, or at all, and defending a suit, regardless of its merit, could be costly and divert management’s attention.

Our increasing reliance on debit or credit cards for payment increases the risk of regulatory compliance and security breaches, which could materially adversely impact our business or results of operations.
The majority of our restaurant sales are paid by credit or debit cards. In connection with credit or debit card transactions in-restaurant, we and our franchisees collect and transmit confidential information to card processors. The systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payments themselves, all of which can put electronic payment at risk, are determined and controlled by the payment card industry, not by us, through enforcement of compliance with the Payment Card Industry - Data Security Standards (as modified from time to time, "PCI DSS"). We and our franchisees must abide by the PCI DSS in order to accept electronic payment transactions. If we or our franchisees fail to abide by the PCI DSS, we or our franchisees could be subject to fines, penalties or litigation, which could adversely impact our results of operations. Furthermore, the payment card industry is requiring vendors to become compatible with smart chip technology for payment cards, or EMV-Compliant, or else bear full responsibility for certain fraud losses, referred to as the EMV Liability Shift. To become EMV-Compliant, merchants often utilize EMV-Compliant payment card terminals at the POS and obtain a variety of certifications. At present, many of our company-owned and franchised restaurants have not upgraded their POS systems to include such EMV-Compliant payment card terminals and as a result, may be at increased risk for breaches, which could materially adversely affect our business and operating results. We may become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents.
Changing regulations relating to privacy, information security and data protection could increase our costs and affect or limit how we collect and use personal information.
The United States, the European Union, and other countries in which we operate are increasingly adopting or revising privacy, information security, and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection, and information security-related practices, our collection, use, sharing, retention, and safeguarding of consumer and/or employee information, and some of our current or planned business activities. In the United States, these include rules and regulations promulgated under the authority of the FTC, the Health Insurance Portability and Accountability Act of 1996, federal and state labor and employment laws, state data breach notification laws, and state privacy laws such as the California Consumer Privacy Act of 2018. Many of these laws and regulations provide consumers and employees with a private right of action if a covered company suffers a data breach related to a failure to implement reasonable data security measures. In the European Union, this includes the General Data Protection Regulation. The legal framework around privacy issues is rapidly evolving, as various federal and state government bodies are considering adopting new privacy laws and regulations. These laws and regulations could result in significant limitations on or changes to the ways in which we can collect, use, host, store, or transmit personal information and other data. Compliance with privacy, data protection, and information security laws to which we are subject could result in additional costs, and our failure to comply with such laws could result in potentially significant regulatory investigations or government actions, penalties or remediation, and other costs, as well as adverse publicity, loss of sales and profits, and an increase in fees payable to third parties. Each of these implications could materially adversely affect our revenues, results of operations, business, and financial condition.
We and our franchisees rely on computer systems to process transactions and manage our business, and a disruption or a failure of such systems or technology could harm our ability to effectively manage our business.
Network and information technology systems are integral to our business. We utilize various computer systems, including our franchisee reporting system, by which our franchisees report their weekly sales and pay their corresponding royalty fees and required Ad Fund contributions. This system is critical to our ability to accurately track sales and compute and receive royalties and Ad Fund contributions due from our franchisees. We also rely on computer systems and network infrastructure across other areas of our operations, including marketing programs, employee engagement, management of our supply chain and POS processing in our restaurants.
Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, computer, network and telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive software, worms, improper usage by employees and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. In addition, such events could result in a need for a costly repair, upgrade or replacement of systems, or a decrease in, or in the collection of, royalties and Ad Fund contributions paid to us by our franchisees. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability which could materially affect our results of operations. It is also critical that we establish and maintain certain licensing and software agreements for the software we use in our day-to-day operations. A failure to procure or maintain these licenses could have a material adverse effect on our business operations.
There are risks associated with our increasing dependence on digital commerce platforms to maintain and grow sales, and limitations, disruptions or unavailability of our digital commerce platforms, or our ability to distribute our apps, could harm our ability to compete and conduct our business.
Customers are increasingly using e-commerce websites and apps, both domestically and internationally, like wingstop.com and our mobile ordering application, to order and pay for our products and select optional delivery and curbside services. As a result, we and our franchisees are increasingly reliant on digital ordering and payment for such sales, and portions of our digital commerce platforms depend on third party services, including cloud-based technologies and platforms. Our apps and other digital ordering and payment platforms could be damaged or interrupted by power loss, technological failures, cyber-attacks, other forms of sabotage or acts of God. In addition, the availability, distribution and functionality of our apps and updates to our apps are dependent on mobile app stores and their related policies, terms and conditions. Because we and our franchisees rely on digital orders for a significant portion of our sales, any limitations in functionality, interruptions or unavailability of any of our digital ordering or payment platforms could limit or delay customers’ ability to order through such platforms. Further, if our digital ordering and payment platforms do not meet customers’ expectations in terms of security, speed, attractiveness, or ease of use, customers may be less inclined to return to such platforms. Any such limitation, damage, interruption or unavailability of our digital commerce platforms or failure of those platforms to meet customers’ expectations could materially adversely affect our and our franchisees' sales and our results of operations and financial condition.
Any failure by us or our third-party delivery providers to provide timely and reliable delivery services may materially adversely affect our business and reputation.
As of December 26, 2020, delivery services were available at substantially all Wingstop restaurants throughout the United States. Interruptions or failures in our delivery services could prevent the timely or successful delivery of our products. These interruptions may be due to unforeseen events that are beyond our control or the control of our delivery providers, such as inclement weather, natural disasters, transportation disruptions, sabotage by an outside party, civil protests or labor unrest. In addition, changes in business practices of our delivery providers and governmental regulations could materially adversely impact delivery services and/or profitability.
If our products are not delivered on time and in safe and proper condition, customers may refuse to accept our products and have less confidence in our services, in which case our business and reputation may suffer. If our third-party delivery service providers fail to follow the quality standards or other terms that they agreed to with us, it could result in harm to our business and reputation and could force us to pursue arrangements with alternative delivery service providers, which could result in an interruption to our delivery services. These factors may materially adversely impact our sales and our brand reputation. We also incur additional costs associated with delivery orders, and it is possible that these orders could cannibalize more profitable carry-out or in-restaurant orders.
Uncertainty in the law with respect to the assignment of liabilities in the franchise business model could materially adversely impact our profitability.
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
Our business activities subject us and our franchisees to litigation risk that could subject us to significant money damages and other remedies or by increasing our and our franchisees' litigation expense.
We and our franchisees are, from time to time, the subject of, or potentially the subject of, complaints or litigation, including customer claims, class-action lawsuits, personal-injury claims, environmental claims, intellectual property claims, employee allegations of improper termination and discrimination and claims related to violations of laws, such as the Americans with

Disabilities Act of 1990 ("ADA"), religious freedom laws, the Fair Labor Standards Act, other employment-related laws, the Occupational Safety and Health Act, the Employee Retirement Income Security Act of 1974, as amended, advertising laws and state and local “dram shop” laws. Each of these claims may increase our and our franchisees’ costs, limit the funds of our franchisees available to make royalty payments and reduce the execution of new franchise agreements. Litigation against a franchisee or its affiliates by third parties or regulatory agencies, whether in the ordinary course of business or otherwise, may also include claims against us by virtue of our relationship with the defendant-franchisee, whether under vicarious liability, joint employer, or other theories.
Regardless of whether any claim brought against us or a franchisee in the future is valid or whether we or they are liable, such a claim would be expensive to defend and may divert time, money and other valuable resources away from our or their operations and, thereby, hurt our business. In addition, the ability of a defendant-franchisee to make royalty payments in the event of such claims may be decreased and adverse publicity resulting from such allegations may materially adversely affect us and our brand, regardless of whether these allegations are valid or whether we or they are liable. Our international business may be subject to additional risks related to litigation, including difficulties in enforcement of contractual obligations governed by foreign law due to differing interpretations of rights and obligations, compliance with multiple and potentially conflicting laws, new and potentially untested laws and judicial systems, and reduced or diminished protection of intellectual property. A substantial judgment against us could materially adversely affect our business and operating results. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to any of these or other matters. A substantial judgment, or judgment or other liability in excess of our or our franchisees’ insurance coverage, resulting from claims could materially adversely affect our business and results of operations.
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
We believe the Wingstop brand is critical to our business and expend resources in our marketing efforts using a variety of media outlets. We expect to continue to conduct brand awareness programs and customer initiatives to attract and retain customers. Should our advertising and promotions not be effective, our business, financial condition and results of operations could be materially adversely affected.
The support of our franchisees is critical for the success of the advertising and marketing campaigns we seek to undertake, and the successful execution of these campaigns will depend on our ability to maintain alignment with our franchisees. Our franchisees are currently required to contribute specified percentages of their gross sales to certain advertising funds and programs. There can be no assurances that these funds will be sufficient to meet our marketing needs or that additional funds will be provided by our franchisees in the future. The lack of continued financial support for our advertising activities could hinder our marketing efforts, which may adversely affect our business and operating results. While we maintain control over advertising and marketing materials and can mandate certain strategic initiatives pursuant to our franchise agreements, we need the active support of our franchisees if the implementation of these initiatives is to be successful. If our initiatives are not successful, resulting in expenses incurred without the benefit of higher revenue, our business, financial condition and results of operations could be materially adversely affected.

We are vulnerable to changes in consumer preferences and regulation of consumer eating habits that could harm our business, financial condition, results of operations and cash flow.
Consumer preferences and eating habits often change rapidly and without warning, moving from one trend to another among many product or retail concepts. We depend on some of these trends, including the trend regarding away-from-home or take-out dining. Consumer preferences towards away-from-home and take-out dining or certain food products might shift as a result of, among other things, new information, attitudes regarding diet and health concerns or dietary trends related to cholesterol, carbohydrate, fat and salt content of certain food items, including chicken wings, in favor of foods that are perceived as healthier. Our menu is currently comprised primarily of chicken wings and fries, and a change in consumer preferences away from these offerings would have a material adverse effect on our business. Negative publicity over the health aspects of, or animal welfare or other social or environmental concerns related to, the food items we sell may adversely affect demand for our menu items and could have a material adverse effect on traffic, sales and results of operations.
Regulations may also continue to change as a result of new information and attitudes regarding diet and health. These changes may include regulations that impact the ingredients and nutritional content of our menu items. The federal government and a number of states, counties and cities, have enacted laws requiring multi-unit restaurant operators to make certain nutritional information available to customers and/or legislation prohibiting the sales of certain types of ingredients in restaurants. If our customers perceive our menu items to contain unhealthy caloric, sugar, sodium, or fat content, our results of operations could be adversely affected. The success of our restaurant operations depends, in part, upon our ability to effectively respond to changes in consumer preferences and eating habits, negative publicity and consumer health and disclosure regulations and to adapt our menu offerings to fit the dietary needs, preferences and eating habits of our customers without sacrificing flavor. To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially adversely affect customer traffic and our results of operations. Furthermore, any change in our menu could result in a decrease in existing customer traffic.
Because many of our restaurants are concentrated in certain geographic areas, we are susceptible to economic and other trends and developments, including adverse weather conditions, in these areas.
As of December 26, 2020, 55% of our 1,359 domestic restaurants were spread across Texas (28%), California (21%) and Illinois (6%). Given our geographic concentrations, economic conditions and other unforeseen events, including but not limited to negative publicity, local strikes, terrorist attacks, increases in energy prices, natural or man-made disasters, adverse weather conditions or the enactment of more stringent state and local laws and regulations in these areas, could have a disproportionate adverse effect on our business and results of operations.
Our business is subject to various laws and regulations and changes in such laws and regulations, and/or our failure to comply with existing or future laws and regulations, could materially adversely affect us.
We are subject to certain state franchise registration requirements, the rules and regulations of the FTC and various state laws regulating the offer and sale of franchises in the United States through the provision of franchise disclosure documents containing certain mandatory disclosures, various state laws regulating the franchise relationship, and certain rules and requirements regulating franchising arrangements in foreign countries. Noncompliance with applicable laws, regulatory requirements and governmental guidelines regulating franchising could reduce anticipated royalty income, which in turn could materially adversely affect our business and operating results.
We and our franchisees are subject to various existing U.S. federal, state, local, and foreign laws affecting the operation of restaurants and the sale of food and alcoholic beverages, including various license and permit requirements, health, sanitation, fire, and safety standards. We and our franchisees may in the future become subject to regulation (or further regulation) seeking to tax or regulate high-fat foods, to limit the serving size of beverages containing sugar, to ban the use of certain packaging materials, or to require the display of detailed nutrition information. Each of these regulations would be costly to comply with and/or could result in reduced demand for our products. The failure of our restaurants to comply with applicable regulations and obtain and maintain required licenses, permits, and approvals (including those for the sale of alcoholic beverages) could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, which would materially adversely affect our results of operations.
We and our franchisees may also have a substantial number of hourly employees who are required to be paid pursuant to applicable federal or state minimum wage laws. From time to time, various federal and state legislators have proposed or approved changes to the minimum wage requirements, especially for fast-food workers. These and any future similar increases in other regions in which our restaurants operate will increase the cost of labor and may negatively affect our and our franchisees profit margins as we and our franchisees may be unable to increase our menu prices in order to pass future increased labor costs on to our guests. Also, reduced margins of franchisees could make it more difficult to sell franchises. If menu prices are increased by us and our franchisees to cover increased labor costs, the higher prices could adversely affect transactions which could lower sales and thereby reduce our margins and the royalties that we receive from franchisees.
Although we require all workers in our company-owned restaurants and in our corporate support office to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government to verify employment eligibility, in all of our company-owned restaurants and in our corporate support office. However, use of the “E-Verify” program does not guarantee that we will successfully identify all applicants who are ineligible for employment. Unauthorized workers may subject us to fines or penalties, and if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and it may be more difficult to hire and keep qualified employees. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state employment eligibility or immigration compliance laws. Failure by our franchisees to comply with employment eligibility or immigration laws may also result in adverse publicity and reputational harm to our brand and could subject them to fines, penalties and other costs. These factors could materially adversely affect our business, financial condition or results of operations.
The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state, local and foreign authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us or our franchisees to expend significant funds to make modifications to our restaurants if we fail to comply with applicable standards. Compliance with all of these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.
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
Our franchise agreements require each franchisee to maintain certain insurance types and levels. Certain extraordinary hazards, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, any loss incurred could exceed policy limits and policy payments made to franchisees may not be made on a timely basis. Any such loss or delay in payment could have a material adverse effect on a franchisee’s ability to satisfy obligations under the franchise agreement, including the ability to make royalty payments.
We also require franchisees to maintain general liability insurance coverage to protect against the risk of product liability and other risks and demand strict franchisee compliance with health and safety regulations. However, franchisees may receive or produce defective food or beverage products, which may materially adversely affect our brand’s goodwill and our business. Further, a franchisee’s failure to comply with health and safety regulations, including requirements relating to food quality or preparation, could subject them, and possibly us, to litigation. Any litigation, including the imposition of fines or damage awards, could exceed or be excluded from insurance coverage, and, as a result, adversely affect the ability of a franchisee to make royalty payments or could generate negative publicity or otherwise adversely affect us.
Damage to our reputation could negatively impact our business, financial condition and results of operations.
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
The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning us may be posted on such platforms at any time. Information posted may be adverse to our interests and may be inaccurate, each of which may harm our performance, prospects, brand, or business. The harm may be immediate without affording us an opportunity for redress or correction. Negative publicity or incorrect information may materially adversely affect our reputation, business, financial condition and results of operations.
Our expansion into international markets exposes us to a number of risks that may differ in each country where we have franchise restaurants.
As of December 26, 2020, we have franchised restaurants in nine international countries and plan to continue to grow internationally. However, international operations are in early stages. Expansion in international markets may be affected by local economic, market and cultural conditions. Therefore, as we expand internationally, our franchisees may not experience the operating margins we expect, and our results of operations and growth may be materially adversely affected. Our financial condition and results of operations may be adversely affected if the global markets in which our franchised restaurants compete are affected by changes in political, economic, or other factors. These factors, over which neither our franchisees nor we have control, may include:
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
•the impact of the United Kingdom’s exit from the European Union;
•political and economic instability;
•the U.S. Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws; and
•other external factors.
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
We believe that we have already benefited and expect to benefit substantially in the future from the leadership and experience of our executive officers and management team. Additionally, our business strategy includes successfully attracting and retaining talented employees. The market for highly skilled employees and leaders in the restaurant industry is extremely competitive. Our inability to successfully recruit and retain highly-skilled and talented executive officers and other key employees, or successfully execute succession planning, could have a material adverse effect on our business and prospects and impair our growth, as we may not be able to find suitable individuals to replace such personnel on a timely basis. In addition, the departure of any of our executive officers or key employees could be viewed in a negative light by investors and analysts, which could cause the price of our common stock to decline.

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
Risks Related to our Indebtedness
The terms of our securitized debt financing through certain of our wholly-owned subsidiaries include restrictive terms, and our failure to comply with any of these terms could result in a default, which would have a material adverse effect on our business and prospects.
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
The securitized debt facility also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we may not satisfy such a test. A breach of these covenants could result in a rapid amortization event or default under the securitized debt facility. If amounts owed under the securitized debt facility are accelerated because of a default and we are unable to pay such amounts, the investors may have the right to assume control of substantially all of the securitized assets. In the event that a rapid amortization event occurs under the indenture governing the securitized debt (including, without limitation, upon an event of default under the indenture or the failure to repay the securitized debt at the end of the applicable term), the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business and materially adversely affect our results of operations.
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

We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which would materially adversely affect our financial condition and results of operations.
Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us under our variable funding notes in amounts sufficient to fund our other liquidity needs, our financial condition and results of operations may be materially adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity investments.
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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum, to the fullest extent permitted by law, for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated certificate of incorporation. This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. In addition, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action.
We may not continue to declare cash dividends in the future.
In August 2017, we announced that our board of directors authorized a regular dividend program under which we have paid, and intend to continue paying, quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. In addition, we have paid special dividends in connection with refinancings of our indebtedness. Any future declarations of dividends, as well as the amount and timing of such dividends, are subject to capital availability and the discretion of our board of directors, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends.
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
During fiscal year 2019, we purchased an office building in Addison, Texas, which contains approximately 78,000 square feet of office space. The building is currently undergoing renovation in order to prepare it for use as our corporate headquarters. We also lease approximately 43,000 square feet of office space located in Dallas, Texas under an operating lease with a third-party landlord.
All company-owned restaurants are leased by us, typically under five- to ten-year leases with one or two five-year renewal options, often contain rent escalation provisions, and generally require us to pay a proportionate share of real estate taxes, insurance and common area and other operating costs in addition to base or fixed rent. All domestic and international franchise restaurants are leased or owned directly by the respective franchisees. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

Due to lower square footage requirements, our restaurants can be located in a variety of locations. They tend to be located primarily in shopping centers, as in-line or end-cap locations. Our restaurants generally occupy approximately 1,700 square feet of leased retail space. As of December 26, 2020, we and our franchisees operated 1,538 restaurants in 44 states and 10 countries.

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
Our common stock trades on the NASDAQ Global Select Market under the symbol “WING”.
As of February 16, 2021, there were 5 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the fiscal year ended December 26, 2020 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 26, 2020.
Performance Graph
The following performance graph compares the dollar change in the cumulative stockholder return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the S&P 600 Restaurants Index. This graph assumes a $100 investment in our common stock and in each of the foregoing indices on December 26, 2015, and assumes the reinvestment of dividends, if any. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock, and historical stock price performance should not be relied upon as an indication of future stock price performance. This graph is furnished and not “filed” with the SEC and it is not “soliciting material”, and should not be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Comparison of Cumulative Total Return
700
650
600
550
500
450
400
350
300
250
200
150
100
50
12/26/15
12/31/16
12/30/17
12/29/18
12/28/19
12/26/20
Wingstop Inc.
NASDAQ Composite
S&P 600 Restaurant

Dividends on Common Stock
Please refer to “Note 3 - Dividends” of the Notes to the Consolidated Financial Statements for information on dividends declared and paid in the fiscal years ended December 26, 2020 and December 28, 2019.
On February 16, 2021, the Company’s board of directors declared a quarterly dividend of $0.14 per share of common stock, to be paid on March 26, 2021 to stockholders of record as of March 5, 2021, totaling approximately $4.2 million.
We evaluate dividend payments on common stock within the context of our overall capital allocation strategy with our board of directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amount of such dividends.

Item 6.	Selected Financial Data

Pursuant to the early adoption of SEC Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, the Company has elected to omit Item 6. Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying audited consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to "Cautionary Note Regarding Forward-Looking Statements" elsewhere in this report and Item 1A. Risk Factors for a discussion of these risks and uncertainties.
A comparison of our results of operations and cash flows for fiscal year 2019 compared to fiscal year 2018 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, filed with the SEC on February 19, 2020.
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of December 26, 2020, we had a total 1,538 restaurants in our system. Our restaurant base is 98% franchised, with 1,506 franchised locations (including 179 international locations) and 32 company-owned restaurants as of December 26, 2020. We generate revenues by charging royalties, advertising fees and franchise fees to our franchisees and by operating a number of our own restaurants.
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
We plan to grow our business by opening new franchised restaurants and increasing our same store sales, while leveraging our franchise model to create shareholder value. Domestic same store sales have increased for 17 consecutive years beginning in 2004, which includes 5-year cumulative domestic same stores sales growth of 44.8% since the beginning of fiscal year 2016. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating shareholder value through strong and consistent free cash flow and capital-efficient growth.
Impact of COVID-19
In March 2020, the novel coronavirus ("COVID-19") outbreak was declared a pandemic by the World Health Organization, significantly changing consumer behaviors as individuals are being encouraged to practice social distancing. This pandemic led to restaurants reducing restaurant seating capacity, and in some cases restaurant closures, due to various restrictions mandated by governments around the world. As of March 16, 2020, we made the decision to close our domestic dining rooms and limit our service to carryout and delivery only. Several of our international franchisees also closed their dining rooms as a result of the outbreak. Our domestic business was well-positioned for the transition to largely off-premise dining that has resulted from the outbreak. As a result of the required changes to consumer behavior to largely off-premise dining, as well as promotional activities associated with delivery, we experienced an increase in domestic same store sales growth through the end of the fourth quarter of 2020. Our international markets, which have historically had a higher mix of dine-in sales, have seen an overall decline in same store sales growth due to the required closure of dining rooms and, in some cases, temporary restaurant closures.
Highlights for Fiscal Year 2020:
•System-wide restaurant count increased 11.0% over the prior fiscal year to a total of 1,538 worldwide locations, driven by 153 net unit openings;
•Domestic same store sales increased 21.4% over the prior fiscal year;
•Company-owned restaurant same store sales increased 14.2% over the prior fiscal year;
•Digital sales increased to 62.5% over the prior fiscal year;
•Domestic restaurant AUV increased to approximately $1.5 million;
•System-wide sales increased 28.8% over the prior fiscal year to approximately $2.0 billion;
•Total revenue increased 24.6% over the prior fiscal year to $248.8 million; and
•Net income increased 13.8% over the prior fiscal year to $23.3 million, or $0.78 per diluted share, compared to $20.5 million, or $0.69 per diluted share in the prior fiscal year. Adjusted net income and adjusted earnings per diluted share increased 49.7% over the prior fiscal year to $32.5 million, or $1.09 per diluted share, compared to $21.7 million and $0.73 per diluted share in the prior fiscal year.
•Adjusted EBITDA increased 26.1% over the prior fiscal year to $71.9 million.
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

	Year Ended
	December 26, 2020	December 28, 2019
Domestic Franchised Activity:
Beginning of period	1,200	1,095
Openings	131	114
Closures	(5)	(8)
Acquired by Company	(6)	(1)
Re-franchised by Company	7	—
Restaurants end of period	1,327	1,200

Domestic Company-Owned Activity:
Beginning of period	31	29
Openings	2	1
Closures	—	—
Acquired from franchisees	6	1
Re-franchised to franchisees	(7)	—
Restaurants end of period	32	31

Total Domestic Restaurants	1,359	1,231

International Franchised Activity:
Beginning of period	154	128
Openings	26	31
Closures	(1)	(5)
Restaurants end of period	179	154

Total System-wide Restaurants	1,538	1,385
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
Domestic average unit volume (“AUV”). Domestic AUV consists of the average annual sales of all restaurants that have been open for a trailing 52-week period or longer. This measure is calculated by dividing sales during the applicable period for all restaurants being measured by the number of restaurants being measured. Domestic AUV includes revenue from both company-owned and franchised restaurants. Domestic AUV allows management to assess our domestic company-owned and franchised restaurant economics. Our domestic AUV growth is primarily driven by increases in same store sales and is also influenced by opening new restaurants.
Domestic same store sales. Domestic same store sales reflects the change in year-over-year sales for the same store base. We define the same store base to include those restaurants open for at least 52 full weeks. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures. We review same store sales for domestic company-owned restaurants as well as system-wide domestic restaurants. Domestic same store sales growth is driven by increases in transactions and average transaction size. Transaction size increases are driven by price increases or favorable mix shift from either an increase in items purchased or shifts into higher priced items.
EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, net, income tax expense, and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, net, income tax expense, and depreciation and amortization, with further adjustments for losses on debt extinguishment and refinancing transactions, transaction costs, costs and fees associated with investments in our strategic initiatives, gains and losses on the disposal of assets, and stock-based compensation expense. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in methods of calculation. For a reconciliation of net income to EBITDA and Adjusted EBITDA and for further discussion of EBITDA and Adjusted EBITDA as non-GAAP measures and how we utilize them, see footnote 2 below.
Adjusted Net Income and Adjusted Earnings Per Diluted Share. We define Adjusted net income as net income adjusted for losses on debt extinguishment and refinancing transactions, transaction costs, costs and fees associated with investments in our strategic initiatives, gains and losses on the disposal of assets, and related tax adjustments. We define Adjusted earnings per diluted share as Adjusted net income divided by weighted average diluted share count. For a reconciliation of net income to Adjusted net income and for further discussion of Adjusted net income and Adjusted earnings per diluted share as non-GAAP measures and how we utilize them, see footnote 3 below.
The following table sets forth our key performance indicators for the fiscal years ended December 26, 2020 and December 28, 2019 (in thousands, except unit data):

	Year ended
	December 26, 2020	December 28, 2019
Number of system-wide restaurants at period end	1,538	1,385
System-wide sales(1)	$1,950,570	$1,514,590
Domestic restaurant AUV	$1,489	$1,246
Domestic same store sales growth	21.4%	11.1%
Company-owned domestic same store sales growth	14.2%	9.8%
Total revenue	$248,811	$199,676
Net income	$23,306	$20,476
Adjusted EBITDA(2)	$71,882	$56,989
Adjusted net income (3)	$32,500	$21,716

(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.2% and 3.7% for the fiscal years ended December 26, 2020 and December 28, 2019, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments for losses on debt extinguishment and refinancing transactions, transaction costs, costs and fees associated with investments in our strategic initiatives, gains and losses on the disposal of assets, and stock-based compensation expense. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our restaurants, and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management measure our core operating performance over time by removing items that are not related to day-to-day operations.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the fiscal years ended December 26, 2020 and December 28, 2019 (in thousands):

	Year ended
	December 26, 2020	December 28, 2019
Net income	$23,306	$20,476
Interest expense, net	16,782	17,136
Income tax expense	3,637	5,289
Depreciation and amortization	7,518	5,484
EBITDA	$51,243	$48,385
Additional adjustments:
Loss on debt extinguishment and refinancing transactions (a)	13,816	—
Gain on disposal of assets, net (b)	(3,093)	—
Consulting fees (c)	1,358	1,630
Stock-based compensation expense (d)	8,558	6,974
Adjusted EBITDA	$71,882	$56,989

(a) Represents costs and expenses related to the refinancing of our securitized financing facility and payment of a special dividend; all transaction costs are included in Loss on debt extinguishment and refinancing transactions on the Consolidated Statements of Operations, with the exception of $151,000 during the year ended December 26, 2020 that is included in Selling, general and administrative expense on the Consolidated Statements of Operations.
(b) Represents a gain resulting from the re-franchise of company-owned restaurants to franchisees, which is included in Gain on sale of restaurants and other expenses, net on the Consolidated Statements of Operations.
(c) Represents costs and expenses related to consulting projects to support the Company's strategic initiatives, which are included in Selling, general and administrative expense on the Consolidated Statements of Operations.
(d) Includes non-cash, stock-based compensation.
(3) Adjusted net income and adjusted earnings per diluted share are supplemental measures of operating performance that do not represent and should not be considered alternatives to net income and earnings per share, as determined by GAAP. These measures have not been prepared in accordance with Article 11 of Regulation S-X promulgated under the Securities Act. Management believes adjusted net income and adjusted earnings per diluted share supplement GAAP measures and enable management to more effectively evaluate the Company’s performance period-over-period and relative to competitors.

The following table reconciles net income to Adjusted net income and calculates adjusted earnings per diluted share for the fiscal years ended December 26, 2020 and December 28, 2019 (in thousands):

	Year Ended
	December 26, 2020	December 28, 2019
Numerator:
Net income	$23,306	$20,476
Adjustments:
Loss on debt extinguishment and refinancing transactions (a)	13,816	—
Gain on disposal of assets, net (b)	(3,093)	—
Consulting fees (c)	1,358	1,630
Tax effect of adjustments (d)	(2,887)	(390)
Adjusted net income	$32,500	$21,716

Denominator:
Weighted-average shares outstanding - diluted	29,804	29,670

Adjusted earnings per diluted share	$1.09	$0.73

(a) Represents costs and expenses related to the refinancing of our securitized financing facility and payment of a special dividend; all transaction costs are included in Loss on debt extinguishment and refinancing transactions with the exception of $151,000 during the year ended December 26, 2020 that is included in Selling, general and administrative expense on the Consolidated Statements of Operations.
(b) Represents a gain resulting from the re-franchise of company-owned restaurants to franchisees which is included in Gain on sale of restaurants and other expenses, net on the Consolidated Statements of Operations.
(c) Represents costs and expenses related to a consulting project to support the Company's strategic initiatives, which are included in Selling, general and administrative expense on the Consolidated Statements of Operations.
(d) Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an assumed effective tax rate of 24% for the periods ended December 26, 2020 and December 28, 2019, which includes provisions for U.S. federal income taxes, and assumes the respective statutory rates for applicable state and local jurisdictions.

Results of Operations
Year ended December 26, 2020 compared to year ended December 28, 2019
The following table sets forth the Consolidated Statements of Operations for fiscal year 2020 and fiscal year 2019 (in thousands, except for percentages):

	Year ended		Increase / (Decrease)
	December 26, 2020	December 28, 2019	$	%
Revenue:
Royalty revenue, franchise fees and other	$108,883	$88,291	$20,592	23.3%
Advertising fees	74,930	55,932	18,998	34.0%
Company-owned restaurant sales	64,998	55,453	9,545	17.2%
Total revenue	248,811	199,676	49,135	24.6%
Costs and expenses:
Cost of sales (1)	48,583	41,105	7,478	18.2%
Advertising expenses	69,428	52,891	16,537	31.3%
Selling, general and administrative	68,985	57,295	11,690	20.4%
Depreciation and amortization	7,518	5,484	2,034	37.1%
Gain on sale of restaurants and other expenses, net	(3,093)	—	(3,093)	N/A
Total costs and expenses	191,421	156,775	34,646	22.1%
Operating income	57,390	42,901	14,489	33.8%
Interest expense, net	16,782	17,136	(354)	(2.1)%
Loss on debt extinguishment and refinancing transactions	13,665	—	13,665	N/A
Income before income tax expense	26,943	25,765	1,178	4.6%
Income tax expense	3,637	5,289	(1,652)	(31.2)%
Net income	$23,306	$20,476	$2,830	13.8%

(1)	Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.

Total Revenue. Total revenue consists of the collection of development fees, franchise fees, royalties, and other fees associated with franchise and development rights, contributions to the Ad Fund, and sales of wings and other food and beverage products by our company-owned restaurants. Total revenue was $248.8 million in fiscal year 2020, an increase of $49.1 million, or 24.6%, compared to $199.7 million in the prior fiscal year. These changes in revenues are more fully described below.
Royalty revenue, franchise fees and other. Royalty revenue and franchise fees were $108.9 million in fiscal year 2020, an increase of $20.6 million, or 23.3%, compared to $88.3 million in the prior fiscal year. Royalty revenue increased by $23.4 million primarily due to 152 net franchise restaurant openings since December 28, 2019 as well as domestic same store sales growth of 21.4%. Other revenue decreased $2.4 million primarily due to contributions received for our franchisee convention that occurred in the fourth quarter of 2019.
Advertising fees. Ad Fund contributions are earned from domestic franchisees based on a percentage of gross sales net of discounts. Ad Fund contributions were equal to 4% in fiscal years 2019 and 2020.
Advertising fees were $74.9 million in fiscal year 2020, an increase of $19.0 million, or 34.0%, compared to $55.9 million in the comparable period in 2019. Advertising fees increased primarily due to the increase in domestic system-wide sales in fiscal year 2020 compared to the prior fiscal year.
Company-owned restaurant sales. Company-owned restaurant sales were $65.0 million in fiscal year 2020, an increase of $9.5 million, or 17.2%, compared to $55.5 million in the prior fiscal year. The increase was primarily due to an increase in company-owned same store sales of 14.2%, which was driven by both an increase in transaction size and transactions, as well as an increase in the number of company-owned restaurants. Since the beginning of the prior fiscal year period, we acquired seven company-owned restaurants from franchisees, opened three new company-owned restaurants, and refranchised seven company-owned restaurants to franchisees.
Cost of sales. The table below presents the major components of Cost of sales (in thousands, except for percentages):

	Year ended	As a % of company-owned restaurant sales	Year ended	As a % of company-owned restaurant sales
	December 26, 2020		December 28, 2019
Cost of sales:
Food, beverage and packaging costs	23,303	35.9%	20,317	36.6%
Labor costs	15,801	24.3%	12,582	22.7%
Other restaurant operating expenses	10,821	16.6%	9,794	17.7%
Vendor rebates	(1,342)	(2.1)%	(1,588)	(2.9)%
Total cost of sales	$48,583	74.7%	$41,105	74.1%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 35.9% in fiscal year 2020 compared to 36.6% in the prior fiscal year. The decrease is primarily due to a 3.3% decrease in the cost of bone-in chicken wings compared to the prior fiscal year.
Labor costs as a percentage of company-owned restaurant sales were 24.3% in fiscal year 2020 compared to 22.7% in the prior fiscal year. The increase as a percentage of company-owned restaurant sales was primarily due to incentive pay provided to team members in response to the COVID-19 pandemic. This increase was partially offset by the increase in company-owned domestic same store sales of 14.2%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 16.6% in fiscal year 2020 compared to 17.7% in the prior fiscal year. The decrease as a percentage of company-owned restaurant sales was due to sales leverage achieved as a result of the increase in company-owned same store sales of 14.2%. This decrease was slightly offset by an increase in delivery fees payable to third-party delivery providers due to the growth in delivery mix as a percent of total sales during fiscal year 2020.
Advertising expenses. Advertising expenses were $69.4 million in fiscal year 2020, an increase of $16.5 million, or 31.3%, compared to $52.9 million in the prior fiscal year, primarily due to domestic system-wide sales growth. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative ("SG&A"). SG&A expense was $69.0 million in fiscal year 2020, an increase of $11.7 million, or 20.4%, compared to $57.3 million in the prior fiscal year. The increase in SG&A expense was primarily due to approximately $5.5 million in higher variable performance-based compensation expense, inclusive of stock-based compensation expense, and $1.9 million in headcount-related expenses to support the growth in our business, and an increase of $1.4 million associated with additional expenses to support our national advertising campaign, which has an equal and offsetting contribution in revenue. We also incurred expenses of $2.8 million related to COVID-19 and support provided to international franchisees, $1.4 million in consulting fees related to support for strategic initiatives, and a one-time donation to the National Restaurant Employee Relief Fund of $1.0 million to support restaurant workers in times of need. These increases were slightly offset by a $2.1 million decrease in travel expenses, as well as a $1.8 million decrease in convention expenses related to the franchisee convention that occurred in the fourth quarter of 2019.
Depreciation and amortization. Depreciation and amortization was $7.5 million in fiscal year 2020, an increase of $2.0 million, or 37.1%, compared to $5.5 million in the prior fiscal year. The increase in depreciation and amortization expense was primarily due to accelerated depreciation on certain assets.
Gain on sale of restaurants and other expense, net. Gain on sale of restaurants and other expense, net increased primarily due to the gain recognized due to the sale of seven company-owned restaurants to franchisees.
Interest expense, net. Interest expense, net was $16.8 million in fiscal year 2020, a decrease of $0.4 million, or 2.1%, compared to $17.1 million in the prior fiscal year. The decrease was due to the refinancing of our securitized financing facility on October 30, 2020, which increased our outstanding debt by $162.4 million and reduced our interest rate from 4.97% to 2.84%.

Loss on debt extinguishment and refinancing transactions. Loss on debt extinguishment and refinancing transactions was $13.7 million due to costs and fees associated with the refinancing of our securitized financing facility on October 30, 2020.
Income tax expense. Income tax expense was $3.6 million in fiscal year 2020, yielding an effective tax rate of 13.5%, compared to an effective tax rate of 20.5% in the prior fiscal year. The decrease in the effective tax rate was primarily due to the impact of excess tax benefits associated with stock options exercised during fiscal year 2020.
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
The following table shows summary cash flows information for the fiscal years 2020 and 2019 (in thousands):

	Year ended
	December 26, 2020	December 28, 2019
Net cash provided by (used in):
Operating activities	$65,530	$38,583
Investing activities	(7,987)	(23,731)
Financing activities	(19,448)	(14,617)
Net change in cash and cash equivalents	$38,095	$235
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
Net cash provided by operating activities was $65.5 million in fiscal year 2020, an increase of $26.9 million from cash provided by operating activities of $38.6 million in the prior fiscal year. The increase is primarily due to the timing of changes in working capital as well as an increase in royalties and advertising fees due to the increase in system-wide sales.
Investing activities. Our net cash used in investing activities was $8.0 million in fiscal year 2020, a decrease of $15.7 million, from $23.7 million in fiscal year 2019. The decrease in cash used in investing activities was primarily due to the purchase of a new corporate headquarters building for $18.3 million during fiscal year 2019.
Financing activities. Our net cash used in financing activities was $19.4 million in fiscal year 2020, an increase of $4.8 million, from cash used in financing activities of $14.6 million in fiscal year 2019. The increase was primarily due to an increase in the regular quarterly dividend, which totaled $14.3 million in fiscal year 2020, compared to $11.7 million in fiscal year 2019. Additionally, in fiscal year 2020, we paid a special dividend in connection with the refinancing of our debt totaling $148.4 million and incurred deferred financing and other debt related costs of $18.6 million, which were funded by additional net borrowings of $162.4 million.
Securitized financing facility. On October 30, 2020, the Company completed a transaction to refinance its existing securitized financing facility with a new securitized financing facility, pursuant to which Wingstop Funding LLC (the “Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of the Company, issued $480.0 million of its Series 2020-1 2.84% Fixed Rate Senior Notes, Class A-2 (the “2020 Class A-2 Notes”). The Issuer also entered into a revolving financing facility of Series 2020-1 Variable Funding Senior Notes, Class A-1 (the “2020 Variable Funding Notes,” and together with the 2020 Class A-2 Notes, the “2020 Notes”) which permits borrowings of up to a maximum principal amount of $50.0 million, which may be used to issue letters of credit. A portion of the proceeds of the 2020 Class A-2 Notes was used to repay the $332.8 million of principal outstanding on the existing Series 2018-1 4.97% Fixed Rate Senior Secured Notes, Class A-2 and Series 2018-1 Variable Funding Senior Secured Notes, Class A-1 and to pay a special cash dividend of approximately $148.4 million to our stockholders.

The 2020 Class A-2 Notes are generally subject to 1% annual amortization, bear interest at a fixed rate of 2.84% per annum, and have an anticipated repayment date of December 2027.
Dividends. We paid quarterly cash dividends of $0.11 per share of common stock aggregating $6.5 million for the first two quarters of 2020. We paid quarterly cash dividends of $0.14 per share of common stock aggregating $8.3 million for the third and fourth quarters of 2020. On February 16, 2021, the Company’s board of directors approved a dividend of $0.14 per share, to be paid on March 26, 2021 to stockholders of record as of March 5, 2021, totaling approximately $4.2 million.
Separate from our regular dividend program, in December 2020, we paid a special cash dividend of $5.00 per share in connection with the refinancing of our existing securitized financing facility in October of 2020.
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
Impact of Inflation
Historically, inflation has not had a material effect on our results of operations. However, increases in food and beverage, labor and energy costs, as well as the costs and materials used in the construction of new restaurants could affect our results. Our restaurant operations are subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our and our franchisees’ restaurant personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our and our franchisees’ labor costs. In addition, severe increases in inflation could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations. Further discussion on the impact of commodities and other cost pressures is included above as well as in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Contractual Obligations
The following table sets forth our contractual obligations and commercial commitments as of December 26, 2020 (in thousands):

	Payments due by period
	Fiscal year 2021	Fiscal years 2022-2023	Fiscal years 2024-2025	Thereafter
2020 Notes	$3,600	$9,600	$9,600	$457,200
Operating leases (a)	2,614	3,636	1,633	594
Interest payments	15,060	27,054	13,323	25,963
Total	$21,274	$40,290	$24,556	$483,757

(a)	Includes base lease terms and certain optional renewal periods that are included in the lease term in accordance with accounting guidance related to leases.
Indemnifications. We are parties to certain indemnifications to third parties in the ordinary course of business. We believe the probability of incurring an actual liability under such indemnifications is sufficiently remote so that no liability has been recorded.
Off-Balance Sheet Arrangements
The Company is required to provide standby letters of credit related to our securitized financing facility. Although the letters of credit are off-balance sheet, the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $4.9 million at December 26, 2020. We do not believe that these arrangements have or are likely to have a material effect on our results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.
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
Revenue Recognition
Revenue from contracts with customers consists primarily of royalties, Ad Fund contributions, initial and renewal franchise fees and upfront fees from development agreements and international territory agreements. Our performance obligations under franchise agreements consist of (a) a franchise license, (b) pre-opening services, such as training, and (c) ongoing services, such as management of the Ad Fund, development of training materials and menu items and restaurant monitoring. These performance obligations are highly interrelated, so we do not consider them to be individually distinct and therefore account for them as a single performance obligation, which is satisfied by providing a right to use our intellectual property over the term of each franchise agreement.
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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for bone-in chicken wings, and as a result we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 27.4% and 28.2% of our company-owned restaurant costs of sales in fiscal years 2020 and 2019. A hypothetical 10.0% increase in the bone-in chicken wing costs in fiscal year 2020 would have increased costs of sales by approximately $1.3 million during the year. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $480.0 million incurred under the 2020 Notes as of December 26, 2020 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the 2020 Variable Funding Notes; however, the Company had no outstanding borrowings under its 2020 Variable Funding Notes as of December 26, 2020, net of letters of credit issued of $4.9 million.

Item 8.	Financial Statements and Supplementary Data
Information with respect to this Item is set forth beginning on page F-1. See “Item 15 - Exhibits and Financial Statement Schedules” below.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 26, 2020 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 26, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of December 26, 2020, our internal control over financial reporting is effective based on those criteria.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 26, 2020.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Wingstop Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Wingstop Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 26, 2020 and December 28, 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 26, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 17, 2021, expressed an unqualified opinion on those consolidated financial statements.
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
February 17, 2021

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item 10 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 11.	Executive Compensation
Information required by this Item 11 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item 12 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The Company’s independent registered public accounting firm is KPMG LLP. Information required by this Item 14 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

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

4.3
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
10.1
Purchase Agreement, dated as of October 9, 2020, by and among the Company, certain indirect subsidiaries of the Company party thereto and Barclays Capital Inc., filed as Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-37425) of the Company on October 9, 2020 and incorporated herein by reference.

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

10.3
Amended and Restated Guarantee and Collateral Agreement, dated as of October 30, 2020, by and among Wingstop Guarantor LLC and Wingstop Franchising LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37425) on November 2, 2020 and incorporated herein by reference.

10.4
Amended and Restated Management Agreement, dated as of October 30, 2020, by and among Wingstop Funding LLC, Wingstop Franchising LLC, Wingstop Guarantor LLC. Wingstop Restaurants Inc., as Manager, and Citibank, N.A., as Trustee, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37425) on November 2, 2020 and incorporated herein by reference.

10.5†
Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, filed as exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference.

10.6†
Amendment One to Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2015 (File No. 001-37425) and incorporated herein by reference.

10.7†
Amendment Two to the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, effective as of August 3, 2017, filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 001-37425) and incorporated herein by reference.

10.8†
Amended and Restated Form of Performance-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37425) for the quarterly period ended March 28, 2020 and incorporated herein by reference.

10.9†
Amended and Restated Form of Service-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-37425) for the fiscal year ended December 28, 2019 and incorporated herein by reference.

10.10†
Amended and Restated Form of Restricted Stock Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-37425) for the fiscal year ended December 28, 2019 and incorporated herein by reference.

10.11†
Amended and Restated Form of Option Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37425) for the quarterly period ended March 28, 2020 and incorporated herein by reference.

10.12†
Wingstop Inc. Amended and Restated Executive Severance Plan, effective as of February 26, 2019, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-37425) for the fiscal year ended December 29, 2018 and incorporated herein by reference.

10.13†
Form of Wingstop Inc. Executive Severance Plan Participation Agreement, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-37425) for the fiscal year ended December 29, 2018 and incorporated herein by reference.

10.14†
Amended and Restated Employment Agreement, dated November 13, 2019, by and between Wingstop Restaurants Inc. and Charles Morrison, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 001-37425) for the fiscal year ended December 28, 2019 and incorporated herein by reference.

10.15†
Letter Agreement between Wingstop Inc. and Larry Kruguer, dated January 14, 2020, filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-37425) for the fiscal year ended December 28, 2019 and incorporated herein by reference.

10.16†	Form of Indemnification Agreement, filed as exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference.
10.17†
Wingstop Inc. Employee Stock Purchase Plan, filed as exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37425) for the quarterly period ended March 30, 2019 and incorporated by reference herein.

21.1*	List of subsidiaries of Wingstop Inc.
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).
___________________
*Filed herewith.
** The certifications attached as Exhibits 32.1 and 32.2 are furnished herewith, are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of Wingstop Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

†Indicates management agreement.

Item 16.	Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wingstop Inc.
/s/ Charles R. Morrison
Charles R. Morrison
Chairman and Chief Executive Officer (Principal Executive Officer and duly authorized officer)
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Charles R. Morrison		February 17, 2021
Charles R. Morrison	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ Michael J. Skipworth		February 17, 2021
Michael J. Skipworth	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Lynn Crump-Caine		February 17, 2021
Lynn Crump-Caine	Lead Independent Director
/s/ Krishnan Anand		February 17, 2021
Krishnan Anand	Director
/s/ David L. Goebel		February 17, 2021
David L. Goebel	Director
/s/ Michael J. Hislop		February 17, 2021
Michael J. Hislop	Director
/s/ Kate S. Lavelle		February 17, 2021
Kate S. Lavelle	Director
/s/ Kilandigalu M. Madati		February 17, 2021
Kilandigalu M. Madati	Director
/s/ Wesley S. McDonald		February 17, 2021
Wesley S. McDonald	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Wingstop Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Wingstop Inc. and subsidiaries (the Company) as of December 26, 2020 and December 28, 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 26, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 26, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the sufficiency of audit evidence obtained over royalty revenue and advertising fees
As discussed in Notes 1 and 16 to the consolidated financial statements, the Company recognized $98.6 million of royalty revenue and $74.9 million of advertising fees for the year ended December 26, 2020. Royalty revenue and advertising fees are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement.

We identified the evaluation of the sufficiency of audit evidence obtained over royalty revenue and advertising fees as a critical audit matter. This evaluation required especially challenging auditor judgement because such revenue streams are dependent upon the franchise restaurant sales reported by the franchised restaurants through the franchisees’ point-of-sale systems.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue process, including controls over (1) the royalty and advertising fund contribution rates and (2) the reconciliation of royalty revenue and advertising fees recognized with the amount of cash received from franchisees for royalty and advertising fees. We involved IT professionals with specialized skills and knowledge who assisted in testing the information systems used in the revenue process. We compared revenue recognized to cash received for the year for royalty revenue and advertising fees. We sent third-party confirmations to a sample of franchisees regarding the amount of royalties and advertising fees that they owed to the Company. In addition, we evaluated the overall sufficiency of the audit evidence obtained over royalty revenue and advertising fees.
/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Dallas, Texas
February 17, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Wingstop Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, stockholders’ deficit and cash flows for the fiscal year ended December 29, 2018, and the related notes (collectively referred to as the “consolidated financial statements”) (not presented separately herein). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the fiscal year ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ ERNST & YOUNG LLP
We served as the Company's auditor from 2014 to 2019.
Dallas, Texas
February 17, 2021

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value data)

	December 26, 2020	December 28, 2019

Assets
Current assets
Cash and cash equivalents	$40,858	$12,849
Restricted cash	4,815	4,790
Accounts receivable, net	4,929	5,175
Prepaid expenses and other current assets	5,532	2,449
Advertising fund assets, restricted	16,486	4,927
Total current assets	72,620	30,190
Property and equipment, net	27,948	27,842
Goodwill	53,690	50,188
Trademarks	32,700	32,700
Customer relationships, net	11,600	12,910
Other non-current assets	13,007	12,283
Total assets	$211,565	$166,113
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$3,658	$3,348
Other current liabilities	26,729	21,454
Current portion of debt	3,600	3,200
Advertising fund liabilities	16,486	4,927
Total current liabilities	50,473	32,929
Long-term debt, net	466,933	307,669
Deferred revenues, net of current	24,962	22,343
Deferred income tax liabilities, net	4,480	4,485
Other non-current liabilities	6,027	8,115
Total liabilities	552,875	375,541
Commitments and contingencies (see Note 12)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,687,123 and 29,457,228 shares issued and outstanding as of December 26, 2020 and December 28, 2019, respectively	297	295
Additional paid-in-capital	421	552
Accumulated deficit	(342,028)	(210,275)
Total stockholders' deficit	(341,310)	(209,428)
Total liabilities and stockholders' deficit	$211,565	$166,113
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)

	Fiscal Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018

Revenue:
Royalty revenue, franchise fees and other	$108,883	$88,291	$71,858
Advertising fees	74,930	55,932	34,484
Company-owned restaurant sales	64,998	55,453	46,839
Total revenue	248,811	199,676	153,181
Costs and expenses:
Cost of sales (1)	48,583	41,105	32,063
Advertising expenses	69,428	52,891	33,699
Selling, general and administrative	68,985	57,295	44,579
Depreciation and amortization	7,518	5,484	4,313
Gain on sale of restaurants and other expenses, net	(3,093)	—	—
Total costs and expenses	191,421	156,775	114,654
Operating income	57,390	42,901	38,527
Interest expense, net	16,782	17,136	10,123
Loss on debt extinguishment and refinancing transactions	13,665	—	1,477
Income before income tax expense	26,943	25,765	26,927
Income tax expense	3,637	5,289	5,208
Net income	$23,306	$20,476	$21,719

Earnings per share
Basic	$0.79	$0.70	$0.74
Diluted	$0.78	$0.69	$0.73

Weighted average shares outstanding
Basic	29,601	29,415	29,231
Diluted	29,804	29,670	29,587

Dividends per share	$5.50	$0.40	$6.54
(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 30, 2017	29,092,669	291	262	(58,971)	(58,418)
Net income	—	—	—	21,719	21,719
Shares issued under stock plans	208,261	2	515	—	517
Tax payments for restricted stock upon vesting	(3,991)	—	—	(183)	(183)
Stock-based compensation expense	—	—	3,725	—	3,725
Dividends declared on common stock and equivalents	—	—	(3,466)	(188,724)	(192,190)
Balance at December 29, 2018	29,296,939	293	1,036	(226,159)	(224,830)
Adjustment for ASC 842 adoption	—	—	—	154	154
Net income	—	—	—	20,476	20,476
Shares issued under stock plans	176,201	2	687	—	689
Tax payments for restricted stock upon vesting	(15,912)	—	—	(1,149)	(1,149)
Stock-based compensation expense	—	—	6,974	—	6,974
Dividends declared on common stock and equivalents	—	—	(8,145)	(3,597)	(11,742)
Balance at December 28, 2019	29,457,228	295	552	(210,275)	(209,428)
Net income	—	—	—	23,306	23,306
Shares issued under stock plans	233,051	2	923	—	925
Tax payments for restricted stock upon vesting	(3,156)	—	—	(340)	(340)
Stock-based compensation expense	—	—	8,558	—	8,558
Dividends declared on common stock and equivalents	—	—	(9,612)	(154,719)	(164,331)
Balance at December 26, 2020	29,687,123	297	421	(342,028)	(341,310)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)

	Fiscal Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018

Operating activities
Net income	$23,306	$20,476	$21,719
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,518	5,484	4,313
Deferred income taxes	(4)	(426)	(1,054)
Stock-based compensation expense	8,558	6,974	3,725
(Gain)/Loss on disposal of assets	(3,093)	—	—
Loss on debt extinguishment and refinancing transactions	13,665	—	1,477
Amortization of debt issuance costs	1,567	1,586	506
Changes in operating assets and liabilities:
Accounts receivable	246	496	(1,197)
Prepaid expenses and other assets	1,089	323	(178)
Advertising fund assets and liabilities, net	10,061	(449)	1,657
Accounts payable and other current liabilities	1,507	3,086	6,996
Deferred revenue	3,198	881	977
Other non-current liabilities	(2,088)	152	(171)
Cash provided by operating activities	65,530	38,583	38,770

Investing activities
Purchases of property and equipment	(6,052)	(22,486)	(3,982)
Acquisitions of restaurants from franchisees	(6,735)	(1,245)	(6,516)
Proceeds from sales of assets	4,800	—	—
Cash used in investing activities	(7,987)	(23,731)	(10,498)

Financing activities
Proceeds from exercise of stock options	925	689	517
Borrowings of long-term debt	496,000	5,000	551,108
Repayments of long-term debt	(333,600)	(7,400)	(364,858)
Payment of deferred financing costs and other debt-related costs	(18,641)	(15)	(9,571)
Tax payments for restricted stock upon vesting	(340)	(1,149)	(183)
Dividends paid	(163,792)	(11,742)	(190,737)
Cash used in financing activities	(19,448)	(14,617)	(13,724)

Net increase in cash, cash equivalents, and restricted cash	38,095	235	14,548
Cash, cash equivalents, and restricted cash at beginning of period	21,175	20,940	6,392
Cash, cash equivalents, and restricted cash at end of period	$59,270	$21,175	$20,940

Supplemental information:
Cash paid for interest	$14,549	$16,929	$7,601
Cash paid for taxes	$7,262	$5,407	$2,951
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Basis of Presentation and Summary of Significant Accounting Policies
Overview
Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of December 26, 2020, the Company had a total of 1,538 restaurants in its system. The Company's restaurant base is 98% franchised, with 1,506 franchised locations (including 179 international locations) and 32 company-owned restaurants as of December 26, 2020.
Summary of Significant Accounting Policies

(a)	Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Wingstop Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Year End
The Company uses a 52/53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2020, 2019, and 2018 each consisted of 52 weeks.

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

(e)	Cash, Cash Equivalents, and Restricted Cash
The Company continually monitors its positions with, and the credit quality of, the financial institutions in which it maintains its deposits and investments. As of December 26, 2020 and December 28, 2019, the Company maintained balances in various cash accounts in excess of federally insured limits. All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents.

Restricted cash includes cash and cash equivalents held for future principal and interest payments as required by the Company's debt agreements (see Note 10). The Company also has Advertising fund restricted cash, which can only be used for activities that promote the Wingstop brand. Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets that are included in the Consolidated Statements of Cash Flows as of December 26, 2020 and December 28, 2019 were as follows (in thousands):

	December 26, 2020	December 28, 2019
Cash and cash equivalents	$40,858	$12,849
Restricted cash	4,815	4,790
Restricted cash, included in Advertising fund assets, restricted	13,597	3,536
Total cash, cash equivalents, and restricted cash	$59,270	$21,175

(f)	Accounts Receivable
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

(i)	Impairment or Disposal of Long-Lived Assets
Property and equipment and finite-life intangible assets are reviewed for impairment periodically and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment and finite-lived intangible assets is performed at the component level, which is generally an individual restaurant and requires judgment and an estimate of future restaurant generated cash flows. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections. The Company did not record any impairment losses on long-lived assets in fiscal years 2020, 2019, or 2018.

(j)	Goodwill and Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of goodwill and trademarks, which are not subject to amortization. On an annual basis (October 1st of each fiscal year) and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, the Company reviews the recoverability of goodwill and indefinite-lived intangible assets. No indications of impairment were identified during fiscal years 2020, 2019, or 2018.
It is possible that changes in circumstances or changes in management’s judgments, assumptions and estimates could result in an impairment charge of a portion or all of its goodwill or other intangible assets.

(k)	Revenue Recognition
Revenues consist primarily of royalties, national advertising fund (the "Ad Fund") contributions, initial and renewal franchise fees, and upfront fees from development agreements and international territory agreements. The Company's performance obligations under its franchise agreements consist of (a) a franchise license, (b) pre-opening services, such as training, and (c) ongoing services, such as management of the Ad Fund contributions, development of training materials and menu items, and restaurant monitoring. These performance obligations are highly interrelated, so they are not considered to be individually distinct and therefore are accounted for as a single performance obligation, which is satisfied by providing a right to use the Company's intellectual property over the term of each franchise agreement. Franchise fee, development fee and international territory fee payments received by the Company before the restaurant opens are recorded as deferred revenue in the Consolidated Balance Sheets.
Royalties, including franchisee contributions to the Ad Fund, are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement. Initial and renewal franchise fees are payable by the franchisee prior to the restaurant opening or at the time of a renewal of an existing franchise agreement. The Company's franchise agreement royalties, inclusive of Ad Fund contributions, represent sales-based royalties that are related entirely to the Company's performance obligation under the franchise agreement and are recognized as franchised restaurant sales occur. Additionally, initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement. The Company's performance obligation under development agreements and international territory agreements generally consists of an obligation to grant exclusive development rights over a stated term. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for development rights are apportioned to each franchised restaurant opened and accounted for as an initial franchise fee.
The Company records food and beverage revenues from company-owned restaurants upon sale to the customer. The Company collects and remits sales, food and beverage, alcoholic beverage, and hospitality taxes on transactions with customers and reports such amounts under the net method in its Consolidated Statements of Operations. Accordingly, these taxes are not included in gross revenue.
The Company records a liability in the period in which a gift card is sold. As gift cards are redeemed, the liability is reduced. When gift cards are redeemed at a franchisee-operated restaurant, the revenue and related administrative costs are recognized by the franchisee. The Company recognizes revenue and related administrative costs when gift cards are redeemed at company-owned restaurants.

(l)	Consideration from Vendors
The Company has entered into food and beverage supply agreements with certain major vendors. Pursuant to the terms of these arrangements, rebates are provided to the Company from the vendors based upon the dollar volume of purchases for company-owned restaurants and franchised restaurants. Additionally, the Company receives certain incentives from vendors to sponsor its annual franchisee convention. These incentives are recognized as earned throughout the year and are classified as a reduction in Cost of sales with any consideration received in excess of the total expense of the vendor’s products included within Royalty revenue, franchise fees and other within the Consolidated Statements of Operations. The incentives recognized were approximately $7.9 million, $10.6 million, and $8.2 million, during fiscal years 2020, 2019, and 2018, respectively, of which $1.3 million, $1.6 million, and $1.2 million was classified as a reduction in Cost of sales during fiscal years 2020, 2019, and 2018, respectively.

(m)	Advertising Expenses
The Company administers the Ad Fund, for which a percentage of gross sales is collected from domestic restaurant franchisees and company-owned restaurants to be used for various forms of advertising for the Wingstop brand. Under this program, domestic franchisees contributed 4% of gross sales for fiscal years 2020 and 2019, and 3% for fiscal year 2018.

The Company administers and directs the development of all advertising and promotion programs in the Ad Fund for which it collects advertising contributions in accordance with the provisions of its franchise agreements. The Company has a contractual obligation with regard to these advertising contributions. The Company consolidates and reports all assets and liabilities of the Ad Fund as restricted assets of the Ad Fund and liabilities of the Ad Fund within current assets and current liabilities, respectively, in the Consolidated Balance Sheets. The assets and liabilities of the Ad Fund consist primarily of cash, receivables, accrued expenses, and other liabilities. Pursuant to the Company’s franchise agreements, use of Ad Fund contributions is restricted to advertising, public relations, merchandising, similar activities, and administrative expenses to increase sales and further enhance the public reputation of the Wingstop brand. The aforementioned administrative expenses may also include personnel expenses and allocated costs incurred by the Company that are directly associated with administering the Ad Fund, as outlined in the provisions of the applicable franchise agreements.
The Company expenses the production costs of advertising in the period in which the advertising first occurs. All other advertising and promotional costs are expensed in the period incurred. When contributions to the Ad Fund exceed the related advertising expenses, advertising costs are accrued up to the amount of the related contributions. Ad Fund contributions and expenditures are reported on a gross basis in the Consolidated Statements of Operations, which are largely offsetting and therefore do not impact the Company's reported net income in years when contributions to the Ad Fund exceed advertising expenses incurred. Administrative support services and compensation expenses of employees that provide services directly to the Ad Fund, are included in Selling, general and administrative expenses (“SG&A”) in the Consolidated Statements of Operations. Advertising expenses incurred by company-owned restaurants are included within Cost of sales in the Consolidated Statements of Operations. Company-owned restaurants incurred advertising expenses of $3.3 million, $2.9 million, and $1.9 million in fiscal years 2020, 2019, and 2018, respectively.

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

(r)	Recent Accounting Pronouncements
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
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Fiscal Year
	December 26, 2020	December 28, 2019	December 29, 2018
Basic weighted average shares outstanding	29,601	29,415	29,231
Dilutive shares	203	255	356
Diluted weighted average shares outstanding	29,804	29,670	29,587
We had approximately 1,000 equity awards outstanding at December 26, 2020 and 3,000 equity awards outstanding at December 28, 2019, and December 29, 2018, respectively, that were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.

(3)	Dividends
In connection with the Company's regular dividend program, the Company declared and paid dividends of $14.8 million, or $0.50 per common share, in fiscal year 2020, $11.7 million, or $0.40 per common share in fiscal year 2019, and $9.4 million, or $0.32 per common share in fiscal year 2018.
Subsequent to the end of fiscal year 2020, on February 16, 2021, the Company’s board of directors declared a quarterly dividend of $0.14 per share of common stock, to be paid on March 26, 2021 to stockholders of record as of March 5, 2021, totaling approximately $4.2 million.

Separate from the Company's regular dividend program, the Company declared and paid special dividends of $148.4 million, or $5.00 per share of common stock, in fiscal year 2020 and $182.8 million, or $6.22 per share of common stock, in fiscal year 2018. No special dividends were declared or paid during fiscal year 2019.

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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	December 26, 2020		December 28, 2019
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$480,000	$483,365	$—	$—
2018-1 Class A-2 Senior Secured Notes (1)	Level 2	$—	$—	$317,600	$331,247
(1) The fair value of long-term debt was estimated using available market information.

(5)	Accounts Receivable, net
Accounts receivables, net, consist of the following (in thousands):

	December 26, 2020	December 28, 2019
Vendor rebates receivable	$1,944	$2,530
Royalties receivable (net of allowance for doubtful accounts of $1,053 and $24, respectively)	2,097	1,870
Gift card receivable	78	477
Other receivables, net	810	298
Accounts receivable, net	$4,929	$5,175

(6)	Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 26, 2020	December 28, 2019
Building	15,405	—
Construction in progress	2,853	16,188
Equipment, furniture and fixtures	14,633	15,568
Leasehold and other improvements	9,876	9,021
Land	2,828	2,828
Property and equipment, gross	45,595	43,605
Less: accumulated depreciation	(17,647)	(15,763)
Property and equipment, net	$27,948	$27,842
Depreciation expense was $5.2 million, $3.1 million, and $2.1 million for the fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively.
In fiscal year 2019, the Company used cash on hand to purchase an office building for $18.3 million. The building is located in Addison, Texas and is currently undergoing renovation to prepare it for use as the Company's corporate headquarters. As of December 28, 2019, the building was included in construction in process within Property and equipment, net on the Consolidated Balance Sheets.

(7)	Intangible Assets and Goodwill
The Company’s goodwill and other intangible assets arose from Wingstop’s acquisition of the equity interests of Wingstop Holdings, Inc. in April 2010, as well as the acquisition of restaurants from franchisees in 2020 and 2019. Goodwill represents the excess of purchase consideration transferred for the respective reporting unit over the fair value of the business at the time of the acquisition.
The following is a summary of goodwill balances and activity (in thousands):

	December 26, 2020	December 28, 2019
Balance, beginning of period	$50,188	$49,655
Acquisition of restaurants, net	3,502	533
Balance, end of period	$53,690	$50,188

Intangible assets, excluding goodwill, consisted of the following (in thousands):

	December 26, 2020	December 28, 2019	Weighted Average Amortization Period (in years)
Intangible assets:
Trademarks	$32,700	$32,700
Indefinite-lived assets	32,700	32,700
Customer relationships	26,300	26,300	20.0
Franchise rights (1)	8,121	5,638	6.3
Proprietary software (1)	115	115	5.0
Noncompete agreements (1)	250	250	2.8
Less: accumulated amortization	(18,155)	(15,855)
Definite-lived assets	16,631	16,448	16.7
Intangible assets, net	$49,331	$49,148
(1)Included within Other non-current assets net of associated accumulated amortization within the Consolidated Balance Sheets.
Amortization expense for definite-lived intangibles was $2.3 million, $2.4 million, and $2.2 million for fiscal years 2020, 2019, and 2018, respectively. Estimated amortization expense, principally related to customer relationships, for the five succeeding fiscal years and the aggregate thereafter is (in thousands):

Fiscal year 2021	$2,602
Fiscal year 2022	2,385
Fiscal year 2023	2,095
Fiscal year 2024	1,817
Fiscal year 2025	1,683
Thereafter	6,049
Total	$16,631

(8)	Prepaid Expenses and Other Current Assets and Other Current Liabilities
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 26, 2020	December 28, 2019
Prepaid expenses	$1,534	$1,467
Federal income tax receivable	3,602	667
Inventories	396	315
Total	$5,532	$2,449

Other current liabilities consisted of the following (in thousands):

	December 26, 2020	December 28, 2019
Accrued payroll and incentive compensation	$11,175	$7,512
Current portion of deferred revenues	3,221	2,622
Short term lease liability	2,385	1,806
Accrued interest	2,222	1,055
Gift card liability	1,363	1,758
Other accrued liabilities	6,363	6,701
Total	$26,729	$21,454

(9)	Income Taxes
Income tax expense for the fiscal years 2020, 2019, and 2018 consisted of the following (in thousands):

	Fiscal Year
	December 26, 2020	December 28, 2019	December 29, 2018
Current expense
Federal	$2,454	$4,286	$4,932
State	996	1,170	1,089
Foreign	191	259	241
Deferred expense (benefit)
Federal	42	(579)	(946)
State	(46)	153	(108)
Income tax expense	$3,637	$5,289	$5,208
A reconciliation of income tax at the U.S. federal statutory tax rate (using a statutory tax rate of 21%) to income tax expense for fiscal years 2020, 2019, and 2018 in dollars is as follows (in thousands):

	Fiscal Year
	December 26, 2020	December 28, 2019	December 29, 2018
Expected income tax expense at statutory rate	$5,658	$5,411	$5,655
Excess tax benefits from equity compensation	(3,963)	(1,777)	(1,669)
Non-deductible expenses	690	942	207
State tax expense, net of federal benefit	620	985	520
Foreign tax expense	191	259	241
Foreign tax credits	(191)	(259)	(241)
Increase (decrease) in unrecognized tax benefit	102	(128)	322
Other	530	(144)	173
Income tax expense	$3,637	$5,289	$5,208

The components of deferred tax assets (liabilities) were as follows (in thousands):

	December 26, 2020	December 28, 2019
Deferred tax assets:
Deferred revenue	$4,873	$4,510
Accrued incentive compensation	1,089	262
Stock based compensation	738	776
Deferred rent	358	394
Intangible assets	82	99
Other	628	1,467
Net operating loss carryforwards and credits	987	869
Valuation allowance	(577)	(577)
	8,178	7,800
Deferred tax liabilities:
Intangible assets	(10,599)	(10,820)
Property and equipment	(2,059)	(1,465)
	(12,658)	(12,285)
Net deferred tax liability	$(4,480)	$(4,485)
The Company had a state net operating loss carry-forward of $23.3 million at December 26, 2020 and December 28, 2019. The state net operating loss carry forwards begin to expire in 2030.
The Company had a valuation allowance of $577,000 against its deferred tax assets as of December 26, 2020 and December 28, 2019. In assessing whether a deferred tax asset will be realized, the Company considers whether it is more likely than not that either some portion or all of the deferred tax assets will not be realized. The Company considers the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize a portion of the benefits of the federal and state deductible differences.
The Company files income tax returns, which are periodically audited by various federal and state jurisdictions. In fiscal year 2019, the Internal Revenue Service commenced an examination of the Company’s U.S. income tax return for fiscal years 2016 and 2017.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 30, 2017	$680
Additions for tax positions of prior years	78
Subtractions for tax positions of prior years	—
Additions for tax positions of current year	155
Subtractions for tax positions of current year	—
Balance as of December 29, 2018	913
Additions for tax positions of prior years	187
Subtractions for tax positions of prior years	(330)
Additions for tax positions of current year	929
Subtractions for tax positions of current year	—
Balance as of December 28, 2019	1,699
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	(959)
Additions for tax positions of current year	54
Subtractions for tax positions of current year	—
Balance as of December 26, 2020	$794

As of December 26, 2020 and December 28, 2019, the accrued interest and penalties on the unrecognized tax benefits were $325,000 and $316,000, respectively, excluding any related income tax benefits. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statement of Operations.
At December 26, 2020 and December 28, 2019, the amount of unrecognized tax benefits was $794,000 and $1,699,000, respectively, which, if ultimately recognized, would reduce the Company’s effective tax rate.

(10)	Debt Obligations
Long-term debt consisted of the following components (in thousands):

	December 26, 2020	December 28, 2019
2020-1 Class A-2 Senior Secured Notes	$480,000	$—
2018-1 Class A-2 Senior Secured Notes	—	317,600
Debt issuance costs, net of amortization	(9,467)	(6,731)
Less: current portion of debt	(3,600)	(3,200)
Long-term debt, net	$466,933	$307,669
As of December 26, 2020, the scheduled principle payments on debt were as follows (in thousands):

Fiscal year 2021	$3,600
Fiscal year 2022	4,800
Fiscal year 2023	4,800
Fiscal year 2024	4,800
Fiscal year 2025	4,800
Thereafter	457,200
Total	$480,000
Securitized Financing Facility
In November 2018, Wingstop Funding LLC (the “Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of the Company, issued Series 2018-1 4.97% Fixed Rate Senior Secured Notes, Class A-2 (the “2018 Class A-2 Notes”) with an anticipated term of five years and an initial principal amount of $320 million. In addition, the Issuer issued Series 2018-1 Variable Funding Senior Secured Notes, Class A-1 (the “2018 Variable Funding Notes”, and together with the 2018 Class A-2 Notes, the “2018 Notes”), which allowed the Issuer to borrow up to $20 million on a revolving basis. A portion of the proceeds of the 2018 Class A-2 Notes were to repay approximately $215 million borrowed under the Company’s senior credit facility.
In October 2020, the Company completed a transaction to refinance its existing securitized financing facility with a new securitized financing facility, pursuant to which the Issuer issued $480.0 million of its Series 2020-1 2.84% Fixed Rate Senior Notes, Class A-2 (the “2020 Class A-2 Notes”) with an anticipated term of seven years. The Issuer also entered into a revolving financing facility of Series 2020-1 Variable Funding Senior Notes, Class A-1 (the “2020 Variable Funding Notes,” and together with the 2020 Class A-2 Notes, the “2020 Notes”), which permits borrowings of up to a maximum principal amount of $50 million, which may be used to issue letters of credit. A portion of the proceeds of the 2020 Class A-2 Notes was used to repay the principal outstanding on the existing 2018 Notes and to pay related transaction fees and expenses. The additional net proceeds were used to strengthen the Company's liquidity position and for general corporate purposes, which included a return of capital to the Company’s stockholders in 2020. No borrowings were outstanding under the 2020 Variable Funding Notes as of December 26, 2020.
The 2018 and 2020 Notes were each issued in a securitization transaction, which is guaranteed by certain limited-purpose, bankruptcy-remote, wholly owned indirect subsidiaries of the Company and secured by a security interest in substantially all of their assets, including certain domestic and foreign revenue-generating assets, consisting principally of franchise-related agreements and intellectual property.

The 2018 Notes and 2020 Notes were issued pursuant to a base indenture and related supplemental indentures (collectively, the “Indenture”). Interest and principal payments on the 2020 Class A-2 Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the 2020 Class A-2 Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the 2020 Notes is in December of 2050, but, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment date of the 2020 Class A-2 Notes is December 2027. If the Issuer has not repaid or refinanced the 2020 Class A-2 Notes prior to the anticipated repayment date, additional interest will accrue on the Notes.
The 2020 Variable Funding Notes accrue interest at a variable rate based on (i) the prime rate, (ii) the Eurodollar rate for U.S. Dollars (or a benchmark replacement), or (iii) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin, as more fully set forth in the 2020 Variable Funding Note Purchase Agreement, dated October 30, 2020. There is a commitment fee on the unused portion of the 2020 Variable Funding Notes facility, which is 30 basis points based on the utilization under the 2020 Variable Funding Notes facility. As of December 26, 2020, $4.9 million of letters of credit were outstanding against the 2020 Variable Funding Notes, which relate primarily to interest reserves required under the indenture. There were no amounts drawn down on the letters of credit as of December 26, 2020.
Total debt issuance costs incurred and capitalized in connection with the issuance of the 2018 Notes were $8.8 million. Previously capitalized financing costs of $1.5 million were expensed as a result of the refinancing in fiscal year 2018.
During the fourth quarter of 2020, as a result of the repayment of the remaining $332.8 million of principal outstanding on the existing 2018 Notes, the Company recorded a loss on debt extinguishment of $13.7 million, consisting of a $5.4 million write-off of previously capitalized financing costs associated with the 2018 Notes and $8.2 million of make-whole interest premium costs associated with the early repayment of the 2018 Class A-2 Notes. Total debt issuance costs incurred and capitalized in connection with the issuance of the 2020 Notes were $10.4 million.
The 2020 Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be used to make required payments in respect of the 2020 Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the 2020 Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, that the assets pledged as collateral for the 2020 Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information, and similar matters. The 2020 Notes are also subject to customary rapid amortization events provided for in the indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain change of control and manager termination events, an event of default, and the failure to repay or refinance the 2020 Class A-2 Notes on the applicable scheduled maturity date. The 2020 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the 2020 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of December 26, 2020, the Company was in compliance with all financial covenants.

(11)	Leases
The Company determines whether an arrangement is a lease at inception. The Company has operating leases for office and retail space, as well as equipment. The Company's leases have remaining terms of 0.3 years to 8.8 years, some of which include options to extend the lease term for up to ten years. Lease terms may include options to renew when it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. The Company has lease agreements that contain both lease and non-lease components. For real estate leases, The Company accounts for lease components together with non-lease components (e.g., common-area maintenance).

Components of lease expense were as follows (in thousands):

	Year Ended
	December 26, 2020	December 28, 2019
Operating lease cost (a)	$2,439	$2,113
Variable lease cost (b)	609	507
Total lease cost	$3,048	$2,620
(a) Includes short-term leases, which are immaterial.
(b) Primarily related to adjustments for inflation, common area maintenance, and property tax.
Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended
	December 26, 2020	December 28, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,426	$2,263
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,011	$1,352

Supplemental balance sheet information related to our operating leases is as follows (in thousands):

		Year Ended
	Balance Sheet Classification	December 26, 2020	December 28, 2019
Right-of-use assets	Other non-current assets	$6,294	$8,242
Current lease liabilities	Other current liabilities	2,385	1,806
Non-current lease liabilities	Other non-current liabilities	5,476	7,976

Weighted average lease term and discount rate information related to leases was as follows:

	Year Ended
	December 26, 2020	December 28, 2019
Weighted average remaining lease term of operating leases	4.0 years	5.4 years
Weighted average discount rate of operating leases	3.58%	4.77%

Maturities of lease liabilities by fiscal year are as follows (in thousands):

Fiscal year 2021	$2,614
Fiscal year 2022	1,902
Fiscal year 2023	1,734
Fiscal year 2024	935
Fiscal year 2025	698
Thereafter	594
Total future minimum lease payments	8,477
Less: imputed interest	(616)
Total lease liabilities	$7,861

(12)	Commitments and Contingencies
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
The Company’s use of any forward pricing arrangements varies substantially from time to time and these arrangements tend to cover relatively short periods (i.e., typically twelve months or less). Such contracts are used in the normal purchases of our food products and not for speculative purposes. The Company does not enter into futures contracts or other derivative instruments.

(13)	Employee Benefit Plan
The Company sponsors a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. The Company made matching contributions of approximately $735,000, $594,000, and $556,000 for fiscal years 2020, 2019, and 2018, respectively.

(14)	Stock-Based Compensation
The Wingstop Inc. 2015 Omnibus Equity Incentive Plan (the "2015 Plan"), was adopted in June 2015 and is currently the only plan under which the Company currently grants awards. The 2015 Plan provides for the grant or award of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards and other stock-based awards to employees, directors, and other eligible persons. As of December 26, 2020, there were approximately 1.6 million shares available for future grants under the 2015 Plan. Prior to the 2015 Plan, the Company granted awards under the Wing Stop Holding Corporation 2010 Stock Option Plan.
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

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized approximately $8.6 million, $7.0 million, and $3.7 million in stock compensation expense for fiscal years 2020, 2019, and 2018, respectively, with a corresponding increase to additional paid-in-capital. Stock compensation expense is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
Stock Options
The following table summarizes stock option activity (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding - December 28, 2019	134	$5.72	$10,801	3.8
Options granted	68	79.41
Options exercised	(133)	5.52
Outstanding - December 26, 2020	69	$78.40	$4,291	9.1
The total grant-date fair value of stock options vested during each of the fiscal years 2020, 2019, and 2018 was $0.2 million, $0.5 million, and $0.5 million, respectively. The total intrinsic value of stock options exercised was $15.8 million, $6.7 million, and $7.6 million for fiscal years 2020, 2019, and 2018, respectively.
A summary of the status of non-vested options as of December 26, 2020 and the changes during the period then ended is presented below (in thousands, except per share data):

	Stock Options	Weighted average grant-date fair value
Non-vested options - December 28, 2019	17	$10.20
Granted	68	22.99
Vested	(17)	10.00
Non-vested options - December 26, 2020	68	$23.01
As of December 26, 2020, there was $1.3 million of total unrecognized stock compensation expense related to non-vested stock options, which will be recognized over a weighted average period of approximately 2.2 years.
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

2020
Risk-free interest	0.7%
Expected life	4.2 years
Expected dividend yield	0.5%
Volatility	34.4%

The Company used the simplified method for determining the expected life of the options. In addition, assumptions made regarding forfeitures in determining the remaining unamortized share-based compensation are re-evaluated periodically.

Restricted Stock Units and Performance Stock Units
The following table summarizes activity related to restricted stock units and performance stock units (“PSUs”) (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding - December 28, 2019	82	$52.73	169	$55.92
Units granted	27	94.12	44	86.03
Units vested	(41)	44.62	(52)	41.54
Units canceled	(14)	64.59	(8)	66.04
Outstanding - December 26, 2020	54	$76.27	153	$69.08
The fair value of restricted stock units and PSUs is based on the closing price on the date of grant. The restricted stock units granted during fiscal year 2020 vest over a three year service period. As of December 26, 2020, total unrecognized compensation expense related to unvested restricted stock units was $2.8 million, which is expected to be recognized over a weighted-average period of 1.5 years. During fiscal year 2019, there was a modification to certain awards resulting in additional compensation expense of $0.7 million over the remaining term of the awards.
The Company granted 44,458 PSUs during fiscal year 2020 that are based on the outcome of certain performance criteria. Of the total PSUs granted, 3,259 are subject to a service condition and a performance vesting condition based on the achievement of certain Adjusted EBITDA targets, as defined by the 2015 Plan, over a performance period of three years. The remaining 41,199 PSUs are subject to the achievement of certain Adjusted EBITDA targets over a performance period of three years. The maximum vesting percentage that could be realized for each of these PSUs is 250%, based on the level of performance achieved for the respective awards, as well as a market vesting condition linked to the level of total stockholder return received by the Company’s stockholders during the performance period measured against the companies in the S&P 600 Restaurant Index (“TSR PSUs”). The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total stockholder return market condition, resulting in a grant-date fair value range of $0.00 to $311.72 per unit based on the outcome of the performance condition. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided.
During fiscal year 2019, the Company granted 86,333 PSUs that are based on the outcome of certain performance criteria. Of the total PSUs granted, 46,333 are subject to a service condition and a performance vesting condition based on the achievement of certain Adjusted EBITDA targets, as defined by the 2015 Plan, over a performance period of one to three years. The remaining 40,000 PSUs are subject to a service condition and a performance vesting condition based on certain operational metrics. The amount of all PSU units granted in 2019 that can be earned ranges from 0% to 100%.
During fiscal year 2018, the Company granted 15,290 PSUs that are subject to a service condition and a performance vesting condition based on the level of new sales growth achieved over the performance period. The maximum vesting percentage that could be realized for each of these PSUs is 500%, based on the level of performance achieved for the respective awards, as well as a market vesting condition linked to the level of total stockholder return. These awards had a grant-date fair value range of $0.00 to $179.27 per unit based on the outcome of the performance condition.
The compensation expense related to these PSUs is recognized over the vesting period when the achievement of the performance conditions becomes probable. The total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest. As of December 26, 2020, total unrecognized compensation expense related to unvested PSUs was $8.2 million.

(15)	Restaurant Transactions
During fiscal year 2020, the Company completed the sale of seven company-owned restaurants to two existing franchisees for aggregate proceeds of $4.8 million. In connection with the sale of the restaurants, the Company recorded a $3.2 million pre-tax gain on the sale of the related assets and liabilities, which was net of a $58,000 reduction in goodwill. The net gain on these restaurant sales was recorded in Gain on sale of restaurants and other expense, net in the Consolidated Statements of Operations.
The Company acquired six restaurants from franchisees during each of the fiscal years ended December 26, 2020 and December 29, 2018, and one restaurant during the fiscal year ended December 28, 2019. The total purchase prices are reflected in the table below and were all funded by cash flows from operations.
The following table summarizes the allocations of the purchase prices to the estimated fair values of assets acquired and liabilities assumed as a result of these acquisitions (in thousands):

	Fiscal Year
	December 26, 2020	December 28, 2019	December 29, 2018
Working capital	$40	$—	$49
Property and equipment	652	90	664
Reacquired franchise rights	2,483	610	2,705
Goodwill	3,560	533	3,098
Total purchase price	$6,735	$1,233	$6,516
The results of operations of these locations are included in the Consolidated Statements of Operations since the date of acquisition. The acquisitions were accounted for as business combinations.
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

(16)	Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the fiscal years 2020, 2019, and 2018 (in thousands):

	Fiscal Year
	December 26, 2020	December 28, 2019	December 29, 2018
Royalty revenue	$98,554	$75,106	$61,882
Advertising fees	74,930	55,932	34,484
Franchise fees	3,656	4,087	2,924
Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the current fiscal year was included in the deferred revenue balance as of December 28, 2019. Approximately $9.8 million and $8.3 million of deferred revenue as of December 26, 2020 and December 28, 2019, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.2 years. The Company did not have any material contract assets as of December 26, 2020.