Form 10-Q
period 2021-03-27
Wingstop Inc.
filed 2021-04-28
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On April 27, 2021 there were 29,736,838 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	March 27, 2021	December 26, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$39,993	$40,858
Restricted cash	4,666	4,815
Accounts receivable, net	5,950	4,929
Prepaid expenses and other current assets	8,220	5,532
Advertising fund assets, restricted	22,315	16,486
Total current assets	81,144	72,620
Property and equipment, net	30,473	27,948
Goodwill	53,690	53,690
Trademarks	32,700	32,700
Customer relationships, net	11,276	11,600
Other non-current assets	8,488	13,007
Total assets	$217,771	$211,565
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$3,666	$3,658
Other current liabilities	17,397	26,729
Current portion of debt	4,800	3,600
Advertising fund liabilities	22,315	16,486
Total current liabilities	48,178	50,473
Long-term debt, net	466,056	466,933
Deferred revenues, net of current	25,266	24,962
Deferred income tax liabilities, net	5,377	4,480
Other non-current liabilities	4,622	6,027
Total liabilities	549,499	552,875
Commitments and contingencies (see Note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,736,838 and 29,687,123 shares issued and outstanding as of March 27, 2021 and December 26, 2020, respectively	298	297
Additional paid-in-capital	26	421
Accumulated deficit	(332,052)	(342,028)
Total stockholders' deficit	(331,728)	(341,310)
Total liabilities and stockholders' deficit	$217,771	$211,565

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 27, 2021	March 28, 2020
Revenue:
Royalty revenue, franchise fees and other	$31,606	$24,199
Advertising fees	21,520	16,014
Company-owned restaurant sales	17,564	15,223
Total revenue	70,690	55,436
Costs and expenses:
Cost of sales (1)	13,279	11,176
Advertising expenses	22,027	16,995
Selling, general and administrative	13,786	12,239
Depreciation and amortization	1,795	1,555
Total costs and expenses	50,887	41,965
Operating income	19,803	13,471
Interest expense, net	3,782	4,145
Income before income tax expense	16,021	9,326
Income tax expense	2,861	1,230
Net income	$13,160	$8,096

Earnings per share
Basic	$0.44	$0.27
Diluted	$0.44	$0.27

Weighted average shares outstanding
Basic	29,706	29,487
Diluted	29,844	29,742

Dividends per share	$0.14	$0.11

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirteen Weeks Ended March 28, 2020 and March 27, 2021
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 28, 2019	29,457,228	$295	$552	$(210,275)	$(209,428)
Adjustment for ASC 842 adoption	—	—	—	—	—
Net income	—	—	—	8,096	8,096
Shares issued under stock plans	128,585	1	504	—	505
Tax payments for restricted stock upon vesting	(2,419)	—	—	(229)	(229)
Stock-based compensation expense	—	—	1,331	—	1,331
Dividends declared on common stock and equivalents	—	—	(2,168)	(1,055)	(3,223)
Balance at March 28, 2020	29,583,394	296	219	(203,463)	(202,948)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 26, 2020	29,687,123	$297	$421	$(342,028)	$(341,310)
Net income	—	—	—	13,160	13,160
Shares issued under stock plans	60,958	1	155	—	156
Tax payments for restricted stock upon vesting	(11,243)	—	—	(1,862)	(1,862)
Stock-based compensation expense	—	—	2,316	—	2,316
Dividends declared on common stock and equivalents	—	—	(2,866)	(1,322)	(4,188)
Balance at March 27, 2021	29,736,838	298	26	(332,052)	(331,728)

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 27, 2021	March 28, 2020

Operating activities
Net income	$13,160	$8,096
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,795	1,555
Deferred income taxes	897	1,503
Stock-based compensation expense	2,316	1,331
Amortization of debt issuance costs	358	411
Changes in operating assets and liabilities:
Accounts receivable	(1,021)	35
Prepaid expenses and other assets	(904)	902
Advertising fund assets and liabilities, net	5,592	5,708
Accounts payable and other current liabilities	(8,433)	(6,370)
Deferred revenue	358	(189)
Other non-current liabilities	(330)	(511)
Cash provided by operating activities	13,788	12,471

Investing activities
Purchases of property and equipment	(2,841)	(1,579)
Cash used in investing activities	(2,841)	(1,579)

Financing activities
Proceeds from exercise of stock options	156	505
Borrowings of long-term debt	—	16,000
Repayments of long-term debt	—	(800)
Tax payments for restricted stock upon vesting	(1,862)	(229)
Dividends paid	(4,662)	(3,223)
Cash provided by (used in) financing activities	(6,368)	12,253

Net increase in cash, cash equivalents, and restricted cash	4,579	23,145
Cash, cash equivalents, and restricted cash at beginning of period	59,270	21,175
Cash, cash equivalents, and restricted cash at end of period	$63,849	$44,320

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation and Update to Significant Accounting Policies
Nature of operations. Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of March 27, 2021, the Company had 1,371 domestic franchised restaurants and 175 international franchised restaurants. As of March 27, 2021, the Company owned and operated 33 restaurants.
Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Balance sheet amounts are as of March 27, 2021 and December 26, 2020, and operating results are for the thirteen weeks ended March 27, 2021 and March 28, 2020.
In the Company’s opinion, all necessary adjustments have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020.
Fiscal year. The Company uses a 52/53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2021 and 2020 each have 52 weeks.
Cash, Cash Equivalents, and Restricted Cash. Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of March 27, 2021 and December 26, 2020 were as follows (in thousands):

	March 27, 2021	December 26, 2020
Cash and cash equivalents	$39,993	$40,858
Restricted cash	4,666	4,815
Restricted cash, included in Advertising fund assets, restricted	19,190	13,597
Total cash, cash equivalents, and restricted cash	$63,849	$59,270
Recently issued accounting pronouncements. We reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.
Change in presentation. Beginning in the first quarter of 2021, headcount related expenses that support our national advertising fund are presented within “Advertising expenses” on the Consolidated Statements of Operations. Prior to the first quarter of 2021, these expenses were presented within “Selling, general and administrative expenses.” Prior period amounts have been reclassified to conform to the current presentation. This reclassification had no impact on operating income, balance sheets or statements of cash flows. Headcount related expenses associated with the national advertising fund totaled $2.1 million for each of the thirteen weeks ended March 27, 2021 and March 28, 2020.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended
	March 27, 2021	March 28, 2020
Basic weighted average shares outstanding	29,706	29,487
Dilutive shares	139	255
Diluted weighted average shares outstanding	29,844	29,742
For the thirteen weeks ended March 27, 2021 and March 28, 2020, equity awards representing approximately 5,000 and 4,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Dividends
On February 16, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.14 per share of common stock for stockholders of record as of March 5, 2021, which was paid on March 26, 2021, totaling $4.2 million.

Subsequent to the first quarter, on April 27, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.14 per share of common stock for stockholders of record as of May 14, 2021. The regular quarterly dividend is to be paid on June 4, 2021, totaling approximately $4.2 million.
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
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	March 27, 2021		December 26, 2020
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$480,000	$487,742	$480,000	$483,365
(1) The fair value of the 2020-1 Class A-2 Senior Secured Notes was estimated using available market information.
The Company also measures certain non-financial assets (primarily long-lived assets, intangible assets, and goodwill) at fair value on a non-recurring basis in connection with its periodic evaluations of such assets for potential impairment.
(5)    Income Taxes
Income tax expense and the effective tax rate were $2.9 million and 17.9%, respectively, for the thirteen weeks ended March 27, 2021, and $1.2 million and 13.2%, respectively, for the thirteen weeks ended March 28, 2020. The increase in the effective tax rate is primarily due to $1.2 million in tax benefits resulting from the recognition of excess tax benefits associated with stock options exercised during the thirteen weeks ended March 28, 2020.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(6)    Debt Obligations
Long-term debt consisted of the following components (in thousands):

	March 27, 2021	December 26, 2020
2020-1 Class A-2 Senior Secured Notes	$480,000	$480,000
Debt issuance costs, net of amortization	(9,144)	(9,467)
Total debt	470,856	470,533
Less: current portion of debt	(4,800)	(3,600)
Long-term debt, net	$466,056	$466,933

The Company’s outstanding debt consists of (i) Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Class A-2 Notes”) issued by Wingstop Funding LLC (the “Issuer”), a limited-purpose, bankruptcy-remote, wholly owned indirect subsidiary of Wingstop Inc. and (ii) Series 2020-1 Variable Funding Senior Notes, Class A-1 (the “2020 Variable Funding Notes” and together with the Class A-2 Notes, the “2020 Notes”), which permit borrowings of up to a maximum principal amount of $50 million which may be used to borrow amounts on a revolving basis and to issue letters of credit.

As of March 27, 2021 and December 26, 2020, the Company had $480.0 million of 2020 Class A-2 Notes outstanding. There were no borrowings outstanding under the 2020 Variable Funding Notes as of March 27, 2021 and December 26, 2020. Further, as of March 27, 2021 and December 26, 2020, $3.5 million and $4.9 million, respectively, of letters of credit were outstanding against the 2020 Variable Funding Notes, which relate primarily to interest reserves required under the base indenture and related supplemental indenture. There were no amounts drawn down on the letters of credit as of March 27, 2021 or December 26, 2020.
The 2020 Notes were issued in a securitization transaction pursuant to which certain of the Company’s domestic and foreign revenue-generating assets, consisting principally of franchise-related agreements and intellectual property, were contributed or otherwise transferred to the Issuer and certain other limited-purpose, bankruptcy-remote, wholly owned indirect subsidiaries of the Company that act as guarantors of the Notes and that have pledged substantially all of their assets.
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
(8)    Stock-Based Compensation
During the thirteen weeks ended March 27, 2021, the Company granted stock options to purchase 42,703 shares of common stock and 18,540 restricted stock units (“RSUs”) to certain employees. The stock options vest in equal annual amounts over a three year period subsequent to the grant date, and have a maximum contractual term of ten years. The stock options were granted with a weighted-average exercise price of $129.11 per share and had a weighted-average grant-date fair value of $42.51 per share. The RSUs granted to certain employees generally vest in equal annual amounts over a three-year period, subsequent to the grant date and had a weighted-average grant-date fair value of $129.11 per unit.
In addition, the Company granted 30,137 performance stock units (“PSUs”) to certain employees during the thirteen weeks ended March 27, 2021. Of the total PSUs granted, 25,623 PSUs are subject to a service condition and a performance vesting condition based on return on incremental invested capital (“ROI PSUs”). The ROI PSUs are generally eligible to cliff-vest approximately three years from the grant date, and the maximum vesting percentage that could be realized for each of the ROI PSUs is 250% based on the level of performance achieved for the awards. The remaining 4,514 PSUs granted are subject to a service condition and a performance vesting condition based on the number of net new restaurants opened over the performance period (“NNR PSUs”). The NNR PSUs vest in equal annual amounts over a three-year period, and the maximum vesting percentage that could be realized for each of the NNR PSUs is 100% based on the level of performance achieved for the awards. The PSUs had a weighted-average grant-date fair value of $129.11 per unit. Total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Total compensation expense related to all share-based awards was $2.3 million and $1.3 million for the thirteen weeks ended March 27, 2021 and March 28, 2020, respectively, and was included in Selling, general and administrative expense in the Consolidated Statements of Operations.
(9)    Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the thirteen weeks ended March 27, 2021 and March 28, 2020 (in thousands):

	Thirteen Weeks Ended
	March 27, 2021	March 28, 2020
Royalty revenue	$28,809	$21,307
Advertising fees and related income	21,520	16,014
Franchise fees	1,195	883

Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen weeks ended March 27, 2021 was included in the deferred revenue balance as of December 26, 2020. Approximately $9.7 million and $9.8 million of deferred revenue as of March 27, 2021 and December 26, 2020, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.2 years. The Company did not have any material contract assets as of March 27, 2021.
(10)    Refranchising of Company-owned Restaurants
During the first fiscal quarter 2021, the Company entered into an arrangement to re-franchise six company-owned restaurants in the Colorado market for a total purchase price of approximately $6.7 million. This transaction is subject to customary closing conditions, and the Company expects the transaction to close in the third fiscal quarter 2021. The assets associated with these restaurants held for sale totaled $4.3 million and were included in Prepaid expenses and other current assets on the Consolidated Balance Sheet as of March 27, 2021.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Wingstop Inc. (collectively with its direct and indirect subsidiaries on a consolidated basis, “Wingstop,” the “Company,” “we,” “our,” or “us”) should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020 (our “Annual Report”). The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Special Note Regarding Forward-Looking Statements,” below and “Risk Factors” on page 11 of our Annual Report and in Part II, Item 1A. of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a 52 or 53-week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53-week year, which contains 14 weeks. Fiscal years 2021 and 2020 each contain 52 weeks.
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
Change in presentation
Beginning in the first quarter of 2021, headcount related expenses that support our national advertising fund are presented within “Advertising expenses” on the Consolidated Statements of Operations. Prior to the first quarter of 2021, these expenses were presented within “Selling, general and administrative expenses.” Prior period amounts have been reclassified to conform to the current presentation. This reclassification had no impact on operating income, balance sheets or statements of cash flows.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended
	March 27, 2021	March 28, 2020
Domestic Franchised Activity:
Beginning of period	1,327	1,200
Openings	44	22
Closures	—	(1)
Restaurants end of period	1,371	1,221

Domestic Company-Owned Activity:
Beginning of period	32	31
Openings	1	1
Closures	—	—
Restaurants end of period	33	32

Total Domestic Restaurants	1,404	1,253

International Franchised Activity:
Beginning of period	179	154
Openings	2	6
Closures	(6)	—
Restaurants end of period	175	160

Total System-wide Restaurants	1,579	1,413
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
Domestic average unit volume (“AUV”). Domestic AUV consists of the average annual sales of all restaurants that have been open for a trailing 52-week period or longer. This measure is calculated by dividing sales during the applicable period for all restaurants being measured by the number of restaurants being measured. Domestic AUV includes revenue from both company-owned and franchised restaurants. Domestic AUV allows management to assess our company-owned and franchised restaurant economics. Our domestic AUV growth is primarily driven by increases in same store sales and is also influenced by opening new restaurants.
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
The following table sets forth our key performance indicators for the thirteen weeks ended March 27, 2021 and March 28, 2020 (in thousands, except unit data):

	Thirteen Weeks Ended
	March 27, 2021	March 28, 2020
Number of system-wide restaurants open at end of period	1,579	1,413
System-wide sales (1)	$558,869	$429,898
Domestic restaurant AUV	$1,547	$1,272
Domestic same store sales growth	20.7%	9.9%
Company-owned domestic same store sales growth	13.4%	6.2%
Total revenue	$70,690	$55,436
Net income	$13,160	$8,096
Adjusted EBITDA (2)	$23,914	$16,357

(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.1% and 3.4% for the thirteen weeks ended March 27, 2021 and March 28, 2020, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen weeks ended March 27, 2021 and March 28, 2020 (in thousands):

	Thirteen Weeks Ended
	March 27, 2021	March 28, 2020
Net income	$13,160	$8,096
Interest expense, net	3,782	4,145
Income tax expense	2,861	1,230
Depreciation and amortization	1,795	1,555
EBITDA	$21,598	$15,026
Additional adjustments:
Stock-based compensation expense (a)	2,316	1,331
Adjusted EBITDA	$23,914	$16,357

(a)Includes non-cash, stock-based compensation.

Results of Operations
Thirteen Weeks Ended March 27, 2021 compared to Thirteen Weeks Ended March 28, 2020
The following table sets forth our results of operations for the thirteen weeks ended March 27, 2021 and March 28, 2020 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	March 27, 2021	March 28, 2020	$	%
Revenue:
Royalty revenue, franchise fees and other	$31,606	$24,199	$7,407	30.6%
Advertising fees	21,520	16,014	5,506	34.4%
Company-owned restaurant sales	17,564	15,223	2,341	15.4%
Total revenue	70,690	55,436	15,254	27.5%
Costs and expenses:
Cost of sales (1)	13,279	11,176	2,103	18.8%
Advertising expenses	22,027	16,995	5,032	29.6%
Selling, general and administrative	13,786	12,239	1,547	12.6%
Depreciation and amortization	1,795	1,555	240	15.4%
Total costs and expenses	50,887	41,965	8,922	21.3%
Operating income	19,803	13,471	6,332	47.0%
Interest expense, net	3,782	4,145	(363)	(8.8)%
Income before income tax expense	16,021	9,326	6,695	71.8%
Income tax expense (benefit)	2,861	1,230	1,631	132.6%
Net income	$13,160	$8,096	$5,064	62.5%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
Total revenue. During the thirteen weeks ended March 27, 2021, total revenue was $70.7 million, an increase of $15.3 million, or 27.5%, compared to $55.4 million in the comparable period in 2020. Royalty revenue, franchise fees and other increased $7.4 million primarily due to domestic same store sales growth of 20.7% as well as 165 net franchise restaurant openings since March 28, 2020. Advertising fees and related income increased $5.5 million due to the 30.0% increase in system-wide sales in the thirteen weeks ended March 27, 2021 compared to the thirteen weeks ended March 28, 2020. Company-owned restaurant sales increased $2.3 million primarily due to company-owned same store sales growth of 13.4%, which was driven by both an increase in transaction size and an increase in transactions.
Cost of sales. During the thirteen weeks ended March 27, 2021, cost of sales was $13.3 million, an increase of $2.1 million, or 18.8%, compared to $11.2 million in the comparable period in 2020. Cost of sales as a percentage of company-owned restaurant sales was 75.6% in the thirteen weeks ended March 27, 2021, compared to 73.4% in the comparable period in 2020.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	March 27, 2021		March 28, 2020
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	$7,304	41.6%	$5,477	36.0%
Labor costs	3,728	21.2%	3,524	23.1%
Other restaurant operating expenses	2,627	15.0%	2,567	16.9%
Vendor rebates	(380)	(2.2)%	(392)	(2.6)%
Total cost of sales	$13,279	75.6%	$11,176	73.4%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 41.6% in the thirteen weeks ended March 27, 2021, compared to 36.0% in the comparable period in 2020. The increase was primarily due to a 25.8% increase in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 21.2% for the thirteen weeks ended March 27, 2021, compared to 23.1% in the comparable period in 2020. The decrease as a percentage of company-owned restaurant sales was primarily due to our ability to leverage costs due to the increase in company-owned same store sales of 13.4%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 15.0% for the thirteen weeks ended March 27, 2021, compared to 16.9% in the comparable period in 2020. The decrease as a percentage of company-owned restaurant sales was a result of our ability to leverage costs due to the increase in company-owned same store sales of 13.4%.
Advertising expenses. During the thirteen weeks ended March 27, 2021, advertising expenses were $22.0 million, an increase of $5.0 million compared to $17.0 million in the comparable period in 2020. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
 Selling, general and administrative ("SG&A"). During the thirteen weeks ended March 27, 2021, SG&A expense was $13.8 million, an increase of $1.5 million compared to $12.2 million in the comparable period in 2020. The increase in SG&A expense was primarily due to an increase of $0.9 million in headcount related expenses as we make investments to support our strategic initiatives, as well as an increase of $1.0 million in stock-based compensation expense. These increases were partially offset by a decrease of $0.6 million related to certain organizational changes made in the prior year period.
Depreciation and amortization. During the thirteen weeks ended March 27, 2021, depreciation expense was $1.8 million, an increase of $0.2 million compared to $1.6 million in the comparable period in 2020.
Interest expense, net. During the thirteen weeks ended March 27, 2021, interest expense, net was $3.8 million, a decrease of $0.4 million compared to $4.1 million of interest expense, net in the comparable period in 2020. The decrease was due to the refinancing of our securitized financing facility on October 30, 2020, which increased our outstanding debt by $162.4 million and reduced our interest rate from 4.97% to 2.84%.
Income tax expense. During the thirteen weeks ended March 27, 2021, we recognized an income tax expense of $2.9 million yielding an effective tax rate of 17.9%, compared to an effective tax rate of 13.2% in the prior year period. The increase in the effective tax rate was due to the impact of excess tax benefits associated with stock options exercised in the prior year period.

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
The following table shows summary cash flows information for the thirteen weeks ended March 27, 2021 and March 28, 2020 (in thousands):

	Thirteen Weeks Ended
	March 27, 2021	March 28, 2020
Net cash provided by (used in):
Operating activities	$13,788	$12,471
Investing activities	(2,841)	(1,579)
Financing activities	(6,368)	12,253
Net change in cash and cash equivalents	$4,579	$23,145
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
Net cash provided by operating activities was $13.8 million in the thirteen weeks ended March 27, 2021, an increase of $1.3 million from cash provided by operating activities of $12.5 million in the thirteen weeks ended March 28, 2020. The increase is the result of increased operating income associated with the increased sales over the prior period, partially offset by the timing of changes in working capital.
Investing activities. Our net cash used in investing activities was $2.8 million in the thirteen weeks ended March 27, 2021, an increase of $1.3 million from cash used in investing activities of $1.6 million in the thirteen weeks ended March 28, 2020. The increase in cash used in investing activities was primarily due to an increase in capital expenditures to support our strategic initiatives.
Financing activities. Our net cash used in financing activities was $6.4 million in the thirteen weeks ended March 27, 2021, a change of $18.6 million from cash provided by financing activities of $12.3 million in the thirteen weeks ended March 28, 2020. The change was primarily due to additional borrowings under our 2018 Variable Funding Notes (as defined below) of $16.0 million in the thirteen weeks ended March 28, 2020, as well as an increase in the amount of our regular dividend in June 2020.
Securitized financing facility. On October 30, 2020, the Company completed a transaction to refinance its existing securitized financing facility with a new securitized financing facility, pursuant to which Wingstop Funding LLC (the “Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of the Company, issued $480.0 million of its Series 2020-1 2.84% Fixed Rate Senior Notes, Class A-2 (the “2020 Class A-2 Notes”). The Issuer also entered into a revolving financing facility of Series 2020-1 Variable Funding Senior Notes, Class A-1 (the “2020 Variable Funding Notes,” and together with the 2020 Class A-2 Notes, the “2020 Notes”) which permits borrowings of up to a maximum principal amount of $50.0 million, which may be used to issue letters of credit. A portion of the proceeds of the 2020 Class A-2 Notes was used to repay the $332.8 million of principal outstanding on the existing Series 2018-1 4.97% Fixed Rate Senior Secured Notes, Class A-2 and Series 2018-1 Variable Funding Senior Secured Notes, Class A-1 (the “2020 Variable Funding Notes”) and to pay a special cash dividend of approximately $148.4 million to our stockholders in December 2020.

The 2020 Class A-2 Notes are generally subject to 1% annual amortization, bear interest at a fixed rate of 2.84% per annum, and have an anticipated repayment date of December 2027.

Dividends. We paid a quarterly cash dividend of $0.14 per share of common stock, aggregating $4.2 million, during the first quarter of 2021. On April 27, 2021, the Company’s Board of Directors approved a dividend of $0.14 per share, to be paid on June 4, 2021 to stockholders of record as of May 14, 2021, totaling approximately $4.2 million.
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
Contractual Obligations
During the thirteen weeks ended March 27, 2021, there were no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. For additional information regarding our long-term debt and our commitments and contingencies, see Note 10, Debt Obligations and Note 12, Commitments and Contingencies in our Annual Report and the corresponding Notes 6 and 7 in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
The Company is required to provide standby letters of credit related to our securitized financing facility. Although the letters of credit are off-balance sheet, the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $3.5 million at March 27, 2021. We do not believe these arrangements have or are likely to have a material effect on our results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.
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
Special Note Regarding Forward-Looking Statements
This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, trends, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements can generally by identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “predict,” “could,” “project,” “potential” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements are accompanied by such terms. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks, and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements.

Such risks and other factors include those listed below and elsewhere in this report, that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements:
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
•risks associated with data privacy, cyber security and the use and implementation of information technology;
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for fresh bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 33.8% and 27.4% of our company-owned restaurant cost of sales during the thirteen weeks ended March 27, 2021 and March 28, 2020, respectively. We anticipate that the increased demand and cost of bone-in chicken wings will continue throughout fiscal year 2021 due to several challenges, such as labor shortages, which currently impact the poultry industry. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.4 million during the thirteen weeks ended March 27, 2021. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $480.0 million incurred under the 2020 Notes as of March 27, 2021 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the 2020 Variable Funding Notes; however, the Company had no outstanding borrowings under its 2020 Variable Funding Notes as of March 27, 2021, net of letters of credit issued of $3.5 million.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 27, 2021, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 27, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Wingstop Inc.
(Registrant)

Date:	April 28, 2021	By:	/s/ Charles R. Morrison
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	April 28, 2021	By:	/s/ Michael J. Skipworth
Chief Financial Officer
(Principal Financial and Accounting Officer)