Form 10-Q
period 2021-06-26
Wingstop Inc.
filed 2021-07-28
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 001-37425

WINGSTOP INC.
(Exact name of registrant as specified in its charter)

Delaware	47-3494862
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15505 Wright Brothers Drive
Addison
Texas	75001
(Address of principal executive offices)	(Zip Code)
(972) 686-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	WING	NASDAQ Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On July 27, 2021 there were 29,745,482 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	June 26, 2021	December 26, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$43,504	$40,858
Restricted cash	4,657	4,815
Accounts receivable, net	5,854	4,929
Prepaid expenses and other current assets	9,132	5,532
Advertising fund assets, restricted	21,561	16,486
Total current assets	84,708	72,620
Property and equipment, net	39,598	27,948
Goodwill	53,690	53,690
Trademarks	32,700	32,700
Customer relationships, net	10,951	11,600
Other non-current assets	12,617	13,007
Total assets	$234,264	$211,565
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$3,812	$3,658
Other current liabilities	25,072	26,729
Current portion of debt	1,200	3,600
Advertising fund liabilities	21,561	16,486
Total current liabilities	51,645	50,473
Long-term debt, net	468,774	466,933
Deferred revenues, net of current	26,156	24,962
Deferred income tax liabilities, net	5,416	4,480
Other non-current liabilities	4,516	6,027
Total liabilities	556,507	552,875
Commitments and contingencies (see Note 8)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,743,375 and 29,687,123 shares issued and outstanding as of June 26, 2021 and December 26, 2020, respectively	298	297
Additional paid-in-capital	594	421
Retained deficit	(323,026)	(342,028)
Accumulated other comprehensive loss	(109)	—
Total stockholders' deficit	(322,243)	(341,310)
Total liabilities and stockholders' deficit	$234,264	$211,565

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Revenue:
Royalty revenue, franchise fees and other	$33,135	$27,858	$64,741	$52,057
Advertising fees	22,577	19,923	44,097	35,937
Company-owned restaurant sales	18,288	18,324	35,852	33,547
Total revenue	74,000	66,105	144,690	121,541
Costs and expenses:
Cost of sales (1)	14,207	13,387	27,486	24,563
Advertising expenses	23,301	20,424	45,328	37,420
Selling, general and administrative	16,066	13,375	29,852	25,613
Depreciation and amortization	1,523	1,398	3,318	2,953
Gain on sale of restaurants and other expenses, net	—	(2,016)	—	(2,016)
Total costs and expenses	55,097	46,568	105,984	88,533
Operating income	18,903	19,537	38,706	33,008
Interest expense, net	3,724	4,214	7,506	8,359
Income before income tax expense	15,179	15,323	31,200	24,649
Income tax expense	3,867	3,784	6,728	5,014
Net income	$11,312	$11,539	$24,472	$19,635

Earnings per share
Basic	$0.38	$0.39	$0.82	$0.66
Diluted	$0.38	$0.39	$0.82	$0.66

Weighted average shares outstanding
Basic	29,739	29,588	29,722	29,538
Diluted	29,873	29,793	29,859	29,751

Dividends per share	$0.14	$0.11	$0.28	$0.22

Other comprehensive income (loss)
Currency translation adjustment	$(109)	$—	$(109)	$—
Other comprehensive income (loss)	(109)	—	(109)	—
Comprehensive income	$11,203	$11,539	$24,363	$19,635

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Twenty-Six Weeks Ended June 27, 2020 and June 26, 2021
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 28, 2019	29,457,228	$295	$552	$(210,275)	$—	$(209,428)
Net income	—	—	—	8,096	—	8,096
Shares issued under stock plans	128,585	1	504	—	—	505
Tax payments for restricted stock upon vesting	(2,419)	—	—	(229)	—	(229)
Stock-based compensation expense	—	—	1,331	—	—	1,331
Dividends declared on common stock and equivalents	—	—	(2,168)	(1,055)	—	(3,223)
Balance at March 28, 2020	29,583,394	296	219	(203,463)	—	(202,948)
Net income	—	—	—	11,539	—	11,539
Shares issued under stock plans	13,057	—	57	—	—	57
Tax payments for restricted stock upon vesting	(104)	—	—	(12)	—	(12)
Stock-based compensation expense	—	—	1,969	—	—	1,969
Dividends declared on common stock and equivalents	—	—	(2,202)	(1,075)	—	(3,277)
Balance at June 27, 2020	29,596,347	$296	$43	$(193,011)	$—	(192,672)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 26, 2020	29,687,123	$297	$421	$(342,028)	$—	$(341,310)
Net income	—	—	—	13,160	—	13,160
Shares issued under stock plans	60,958	1	155	—	—	156
Tax payments for restricted stock upon vesting	(11,243)	—	—	(1,862)	—	(1,862)
Stock-based compensation expense	—	—	2,316	—	—	2,316
Dividends declared on common stock and equivalents	—	—	(2,866)	(1,322)	—	(4,188)
Balance at March 27, 2021	29,736,838	298	26	(332,052)	—	(331,728)
Net income	—	—	—	11,312	—	11,312
Shares issued under stock plans	6,613	—	—	—	—	—
Tax payments for restricted stock upon vesting	(76)	—	—	(11)	—	(11)
Stock-based compensation expense	—	—	2,456	—	—	2,456
Dividends declared on common stock and equivalents	—	—	(1,888)	(2,275)	—	(4,163)
Currency translation adjustment	—	—	—	—	(109)	(109)
Balance at June 26, 2021	29,743,375	$298	$594	$(323,026)	$(109)	(322,243)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	June 26, 2021	June 27, 2020

Operating activities
Net income	$24,472	$19,635
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,318	2,953
Deferred income taxes	936	1,720
Stock-based compensation expense	4,772	3,300
(Gain)/Loss on disposal of assets	—	(2,016)
Amortization of debt issuance costs	711	815
Changes in operating assets and liabilities:
Accounts receivable	(925)	(405)
Prepaid expenses and other assets	(2,217)	(652)
Advertising fund assets and liabilities, net	4,897	2,004
Accounts payable and other current liabilities	(5,231)	(675)
Deferred revenue	1,315	10
Other non-current liabilities	(436)	(1,077)
Cash provided by operating activities	31,612	25,612

Investing activities
Purchases of property and equipment	(8,258)	(2,670)
Proceeds from sales of assets	—	2,300
Payments for investments (Note 6)	(4,163)	—
Cash used in investing activities	(12,421)	(370)

Financing activities
Proceeds from exercise of stock options	156	562
Borrowings of long-term debt	—	16,000
Repayments of long-term debt	(1,200)	(800)
Tax payments for restricted stock upon vesting	(1,873)	(241)
Dividends paid	(8,889)	(6,500)
Cash provided by (used in) financing activities	(11,806)	9,021

Net increase in cash, cash equivalents, and restricted cash	7,385	34,263
Cash, cash equivalents, and restricted cash at beginning of period	59,270	21,175
Cash, cash equivalents, and restricted cash at end of period	$66,655	$55,438

Supplemental information:
Accrued capital expenditures	$6,325	$—
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation and Update to Significant Accounting Policies
Nature of operations. Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of June 26, 2021, the Company had 1,415 domestic franchised restaurants and 175 international franchised restaurants. As of June 26, 2021, the Company owned and operated 34 restaurants.
Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of June 26, 2021 and December 26, 2020, and operating results are for the thirteen and twenty-six weeks ended June 26, 2021 and June 27, 2020.
The foreign currency translation adjustment included in the Consolidated Statements of Comprehensive Income represents the unrealized impact of translating our foreign investment. This amount is not included in Net Income and would only be realized upon disposition of our investment. The related Accumulated other comprehensive loss is presented in the Consolidated Balance Sheets.
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
Cash, Cash Equivalents, and Restricted Cash. Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of June 26, 2021 and December 26, 2020 were as follows (in thousands):

	June 26, 2021	December 26, 2020
Cash and cash equivalents	$43,504	$40,858
Restricted cash	4,657	4,815
Restricted cash, included in Advertising fund assets, restricted	18,494	13,597
Total cash, cash equivalents, and restricted cash	$66,655	$59,270
Change in presentation. Beginning in the first quarter of 2021, headcount related expenses that support our national advertising fund are presented within “Advertising expenses” on the Consolidated Statements of Comprehensive Income. Prior to the first quarter of 2021, these expenses were presented within “Selling, general and administrative expenses.” Prior period amounts have been reclassified to conform to the current presentation. This reclassification had no impact on operating income, balance sheets or statements of cash flows. Headcount related expenses associated with the national advertising fund were $1.9 million and $1.8 million for the thirteen weeks ended June 26, 2021 and June 27, 2020, respectively, and were $4.0 million and $3.9 million for the twenty-six weeks ended June 26, 2021 and June 27, 2020, respectively.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
of the exercise and vesting of stock options and restricted stock units, respectively, as determined using the treasury stock method.
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Basic weighted average shares outstanding	29,739	29,588	29,722	29,538
Dilutive shares	134	205	137	213
Diluted weighted average shares outstanding	29,873	29,793	29,859	29,751
For the thirteen weeks ended June 26, 2021 and June 27, 2020, equity awards representing approximately 8,000 and 1,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
For the twenty-six weeks ended June 26, 2021 and June 27, 2020, equity awards representing approximately 7,000 and 1,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Dividends
In each of the first two quarters of 2021, the Company’s Board of Directors declared a quarterly dividend of $0.14 per share of common stock, which, in the aggregate, totaled $8.4 million, or $0.28 per share of common stock, and which was paid during the twenty-six weeks ended June 26, 2021.

Subsequent to the second quarter, on July 27, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.17 per share of common stock for stockholders of record as of August 13, 2021. The regular quarterly dividend is to be paid on September 3, 2021, totaling approximately $5.1 million.
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
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	June 26, 2021		December 26, 2020
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$478,800	$488,826	$480,000	$483,365
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(5)    Income Taxes
Income tax expense and the effective tax rate were $3.9 million and 25.5%, respectively, for the thirteen weeks ended June 26, 2021, and $3.8 million and 24.7%, respectively, for the thirteen weeks ended June 27, 2020. Income tax expense and the effective tax rate were $6.7 million and 21.6%, respectively, for the twenty-six weeks ended June 26, 2021, and $5.0 million and 20.3%, respectively, for the twenty-six weeks ended June 27, 2020.
Income tax expense for the thirteen and twenty-six weeks ended June 26, 2021 included $0.1 million and $1.5 million, respectively, in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation, as compared to $0.2 million and $1.5 million in tax benefits for the thirteen and twenty-six weeks ended June 27, 2020, respectively.
(6)    Investments
In the second quarter of 2021, a wholly-owned subsidiary of the Company acquired a 20% non-controlling interest in Wingstop’s United Kingdom master franchisee, Lemon Pepper Holdings Ltd., (“LPH”) for an aggregate amount of $4.2 million. Substantially all of the investment consisted of bonds issued by a subsidiary of LPH, which do not have a readily determinable fair value and are recorded at cost with adjustments for observable changes in prices resulting from orderly transactions for the identical or a similar investment of the same issuer or impairments within long-term other assets in the Company’s consolidated balance sheet. In addition, the Company received 20% of the outstanding stock, which will be accounted for using the equity method of accounting, under which the Company’s share of the income (loss) of the investee will be recorded in our results of operations in “Other operating income, net.” The Company did not record any adjustments to the carrying amount of $4.2 million in the second quarter ended June 26, 2021.
(7)    Debt Obligations
Long-term debt consisted of the following components (in thousands):

	June 26, 2021	December 26, 2020
2020-1 Class A-2 Senior Secured Notes	$478,800	$480,000
Debt issuance costs, net of amortization	(8,826)	(9,467)
Total debt	469,974	470,533
Less: current portion of debt	(1,200)	(3,600)
Long-term debt, net	$468,774	$466,933
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
As of June 26, 2021 and December 26, 2020, the Company had $478.8 million and $480.0 million of 2020 Class A-2 Notes outstanding, respectively. There were no borrowings outstanding under the 2020 Variable Funding Notes as of June 26, 2021 and December 26, 2020. Further, as of June 26, 2021 and December 26, 2020, $3.5 million and $4.9 million, respectively, of letters of credit were outstanding against the 2020 Variable Funding Notes, which relate primarily to interest reserves required under the base indenture and related supplemental indenture. There were no amounts drawn down on the letters of credit as of June 26, 2021 or December 26, 2020.
As of June 26, 2021, the Company’s leverage ratio under the Class A-2 Notes was less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company expects to suspend payments following the principal payment due in the third quarter, and the remaining outstanding balance of the Class A-2 notes has been classified as long-term debt.
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
(9)    Stock-Based Compensation
During the twenty-six weeks ended June 26, 2021, the Company granted stock options to purchase 42,703 shares of common stock and 19,967 restricted stock units (“RSUs”) to certain employees. The stock options vest in equal annual amounts over a three-year period subsequent to the grant date, and have a maximum contractual term of ten years. The stock options were granted with a weighted-average exercise price of $129.11 per share and had a weighted-average grant-date fair value of $42.51 per share. The RSUs granted to certain employees generally vest in equal annual amounts over a three-year period, subsequent to the grant date and had a weighted-average grant-date fair value of $130.16 per unit.
In addition, the Company granted 31,564 performance stock units (“PSUs”) to certain employees during the twenty-six weeks ended June 26, 2021. Of the total PSUs granted, 25,623 PSUs are subject to a service condition and a performance vesting condition based on return on incremental invested capital (“ROI PSUs”). The ROI PSUs are generally eligible to cliff-vest approximately three years from the grant date, and the maximum vesting percentage that could be realized for each of the ROI PSUs is 250% based on the level of performance achieved for the awards. The remaining 5,941 PSUs granted are subject to a service condition and a performance vesting condition based on the number of net new restaurants opened over the performance period (“NNR PSUs”). The NNR PSUs vest in equal annual amounts over a three-year period, and the maximum vesting percentage that could be realized for each of the NNR PSUs is 100% based on the level of performance achieved for the awards. The PSUs had a weighted-average grant-date fair value of $129.77 per unit. Total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.

Total compensation expense related to all share-based awards was $4.8 million and $3.3 million for the twenty-six weeks ended June 26, 2021 and June 27, 2020, respectively, and was included in Selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Comprehensive Income.
(10)    Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the thirteen and twenty-six weeks ended June 26, 2021 and June 27, 2020 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Royalty revenue	$30,414	$25,447	$59,223	$46,755
Advertising fees and related income	22,577	19,923	44,097	35,937
Franchise fees	864	881	2,060	1,763

Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen and twenty-six weeks ended June 26, 2021 was included in the deferred revenue balance as of December 26, 2020. Approximately $9.9 million and $9.8 million of deferred revenue as of June 26, 2021 and December 26, 2020, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.2 years. The Company did not have any material contract assets as of June 26, 2021.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(11)    Acquisitions and Refranchising of Company-owned Restaurants
During the first fiscal quarter 2021, the Company entered into an arrangement to re-franchise six company-owned restaurants in the Colorado market for a total purchase price of approximately $6.7 million. This transaction is subject to customary closing conditions, and the Company expects the transaction to close in the third fiscal quarter 2021. The assets associated with these restaurants held for sale totaled $4.5 million and were included in Prepaid expenses and other current assets on the Consolidated Balance Sheet as of June 26, 2021.
Subsequent to the end of second fiscal quarter 2021, the company acquired two existing restaurants from franchisees. The total purchase price was $3.9 million and was funded by cash flow from operations. The restaurant acquisitions will be accounted for as business combinations. The Company is still determining the estimated fair value of assets acquired and liabilities assumed. The excess of the purchase price over the aggregate fair value of assets acquired will be allocated to goodwill. The results of operations of these locations will be included in our Consolidated Statements of Comprehensive Income as of the respective dates of acquisition.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Wingstop Inc. (collectively with its direct and indirect subsidiaries on a consolidated basis, “Wingstop,” the “Company,” “we,” “our,” or “us”) should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020 (our “Annual Report”). The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Special Note Regarding Forward-Looking Statements,” below and “Risk Factors” on page 11 of our Annual Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a 52 or 53-week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53-week year, which contains 14 weeks. Fiscal years 2021 and 2020 each contain 52 weeks.
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with over 1,600 locations worldwide. We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings and thighs, boneless wings and tenders, always cooked to order and hand-sauced-and-tossed in 11 bold, distinctive flavors.
The Company is primarily a franchisor, with approximately 98% of Wingstop’s restaurants currently owned and operated by independent franchisees. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating stockholder value through strong and consistent free cash flow and capital-efficient growth.
Change in presentation
Beginning in the first quarter of 2021, headcount related expenses that support our national advertising fund are presented within “Advertising expenses” on the Consolidated Statements of Comprehensive Income. Prior to the first quarter of 2021, these expenses were presented within “Selling, general and administrative expenses.” Prior period amounts have been reclassified to conform to the current presentation. This reclassification had no impact on operating income, balance sheets or statements of cash flows.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Domestic Franchised Activity:
Beginning of period	1,371	1,221	1,327	1,200
Openings	44	23	88	45
Closures	—	(2)	—	(3)
Re-franchised by Company	—	2	—	2
Restaurants end of period	1,415	1,244	1,415	1,244

Domestic Company-Owned Activity:
Beginning of period	33	32	32	31
Openings	1	—	2	1
Closures	—	—	—	—
Re-franchised to franchisees	—	(2)	—	(2)
Restaurants end of period	34	30	34	30

Total Domestic Restaurants	1,449	1,274	1,449	1,274

International Franchised Activity:
Beginning of period	175	160	179	154
Openings	4	2	6	8
Closures	(4)	—	(10)	—
Restaurants end of period	175	162	175	162

Total System-wide Restaurants	1,624	1,436	1,624	1,436
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
The following table sets forth our key performance indicators for the thirteen and twenty-six weeks ended June 26, 2021 and June 27, 2020 (in thousands, except unit data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Number of system-wide restaurants open at end of period	1,624	1,436	1,624	1,436
System-wide sales (1)	$589,665	$509,045	$1,148,534	$938,952
Domestic restaurant AUV	$1,556	$1,366	$1,556	$1,366
Domestic same store sales growth	2.1%	31.9%	10.4%	21.0%
Company-owned domestic same store sales growth	(3.1)%	24.7%	4.3%	15.7%
Total revenue	$74,000	$66,105	$144,690	$121,541
Net income	$11,312	$11,539	$24,472	$19,635
Adjusted EBITDA (2)	$22,882	$20,888	$46,796	$37,245
Adjusted net income (3)	$11,312	$10,006	$24,472	$18,102

(1) The percentage of system-wide sales attributable to company-owned restaurants was 2.8% and 3.3% for the thirteen weeks ended June 26, 2021 and June 27, 2020, respectively, and was 2.9% and 3.2% for the twenty-six weeks ended June 26, 2021 and June 27, 2020, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
(2) EBITDA and Adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity.
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
The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and twenty-six weeks ended June 26, 2021 and June 27, 2020 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net income	$11,312	$11,539	$24,472	$19,635
Interest expense, net	3,724	4,214	7,506	8,359
Income tax expense	3,867	3,784	6,728	5,014
Depreciation and amortization	1,523	1,398	3,318	2,953
EBITDA	$20,426	$20,935	$42,024	$35,961
Additional adjustments:
Gain on disposal of assets (a)	—	(2,016)	—	(2,016)
Stock-based compensation expense (b)	2,456	1,969	4,772	3,300
Adjusted EBITDA	$22,882	$20,888	$46,796	$37,245

(a) Represents a gain resulting from the re-franchise of company-owned restaurants to a franchisee which is included in Gain on sale of restaurants and other expenses, net in the Consolidated Statements of Comprehensive Income.
(b) Includes non-cash, stock-based compensation.

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

The following table reconciles net income to Adjusted net income and calculates adjusted earnings per diluted share for the thirteen and twenty-six weeks ended June 26, 2021 and June 27, 2020 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Numerator:
Net income	$11,312	$11,539	$24,472	$19,635
Adjustments:
Gain on disposal of assets, net (a)	—	(2,016)	—	(2,016)
Tax effect of adjustments (b)	—	483	—	483
Adjusted net income	$11,312	$10,006	$24,472	$18,102

Denominator:
Weighted-average shares outstanding - diluted	29,873	29,793	29,859	29,751

Adjusted earnings per diluted share	$0.38	$0.34	$0.82	$0.61

(a) Represents a gain resulting from the re-franchise of company-owned restaurants to a franchisee which is included in Gain on sale of restaurants and other expenses, net in the Consolidated Statements of Comprehensive Income.
(b) Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an assumed effective tax rate of 24% for the thirteen and twenty-six weeks ended June 26, 2021 and June 27, 2020, which includes provisions for U.S. federal income taxes, and assumes the respective statutory rates for applicable state and local jurisdictions.

Results of Operations
Thirteen Weeks Ended June 26, 2021 compared to Thirteen Weeks Ended June 27, 2020
The following table sets forth our results of operations for the thirteen weeks ended June 26, 2021 and June 27, 2020 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	June 26, 2021	June 27, 2020	$	%
Revenue:
Royalty revenue, franchise fees and other	$33,135	$27,858	$5,277	18.9%
Advertising fees	22,577	19,923	2,654	13.3%
Company-owned restaurant sales	18,288	18,324	(36)	(0.2)%
Total revenue	74,000	66,105	7,895	11.9%
Costs and expenses:
Cost of sales (1)	14,207	13,387	820	6.1%
Advertising expenses	23,301	20,424	2,877	14.1%
Selling, general and administrative	16,066	13,375	2,691	20.1%
Depreciation and amortization	1,523	1,398	125	8.9%
Gain on sale of restaurants and other expenses, net	—	(2,016)	2,016	(100.0)%
Total costs and expenses	55,097	46,568	8,529	18.3%
Operating income	18,903	19,537	(634)	(3.2)%
Interest expense, net	3,724	4,214	(490)	(11.6)%
Income before income tax expense	15,179	15,323	(144)	(0.9)%
Income tax expense	3,867	3,784	83	2.2%
Net income	$11,312	$11,539	$(227)	(2.0)%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
Total revenue. During the thirteen weeks ended June 26, 2021, total revenue was $74.0 million, an increase of $7.9 million, or 11.9%, compared to $66.1 million in the comparable period in 2020. Royalty revenue, franchise fees and other increased $5.3 million primarily due to domestic same store sales growth of 2.1% as well as 184 net franchise restaurant openings since June 27, 2020. Advertising fees increased $2.7 million due to the 15.8% increase in system-wide sales in the thirteen weeks ended June 26, 2021 compared to the thirteen weeks ended June 27, 2020. Company-owned restaurant sales decreased slightly primarily due to a decline in company-owned same store sales of 3.1%, which was driven by both a decrease in transaction size and transactions. The decrease was partially offset by the acquisition of one franchised restaurant in the fourth quarter of the prior year and the opening of two company-owned restaurants in the current fiscal year, resulting in additional sales of $0.6 million.
Cost of sales. During the thirteen weeks ended June 26, 2021, cost of sales was $14.2 million, an increase of $0.8 million, or 6.1%, compared to $13.4 million in the comparable period in 2020. Cost of sales as a percentage of company-owned restaurant sales was 77.7% in the thirteen weeks ended June 26, 2021, compared to 73.1% in the comparable period in 2020.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	June 26, 2021		June 27, 2020
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	$8,023	43.9%	$5,954	32.5%
Labor costs	3,774	20.6%	4,687	25.6%
Other restaurant operating expenses	2,820	15.4%	3,086	16.8%
Vendor rebates	(410)	(2.2)%	(340)	(1.9)%
Total cost of sales	$14,207	77.7%	$13,387	73.1%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 43.9% in the thirteen weeks ended June 26, 2021, compared to 32.5% in the comparable period in 2020. The increase was primarily due to a 64.8% increase in the cost of bone-in chicken wings as compared to the prior year period, in which we experienced unusually significant deflation in the cost of bone-in chicken wings.
Labor costs as a percentage of company-owned restaurant sales were 20.6% for the thirteen weeks ended June 26, 2021, compared to 25.6% in the comparable period in 2020. The decrease as a percentage of company-owned restaurant sales was primarily due to a decrease in incentive pay provided to team members in response to the COVID-19 pandemic during the prior year period.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 15.4% for the thirteen weeks ended June 26, 2021, compared to 16.8% in the comparable period in 2020. The decrease as a percentage of company-owned restaurant sales was primarily a result of a decline in delivery fees as compared to the prior year period.
Advertising expenses. During the thirteen weeks ended June 26, 2021, advertising expenses were $23.3 million, an increase of $2.9 million compared to $20.4 million in the comparable period in 2020. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (SG&A). During the thirteen weeks ended June 26, 2021, SG&A expense was $16.1 million, an increase of $2.7 million compared to $13.4 million in the comparable period in 2020. The increase in SG&A expense was primarily due to an increase of $2.0 million in headcount related expenses to support the growth in our business, an increase of $0.5 million in stock-based compensation expense, and an increase of $1.0 million in professional fees to support the Company’s strategic initiatives. These increases were partially offset by a decrease of $1.0 million related to a donation made in the prior year period to the National Restaurant Employee Relief Fund to support restaurant workers in times of need.
Depreciation and amortization. During the thirteen weeks ended June 26, 2021, depreciation expense was $1.5 million, an increase of $0.1 million compared to $1.4 million in the comparable period in 2020.
Interest expense, net. During the thirteen weeks ended June 26, 2021, interest expense, net was $3.7 million, a decrease of $0.5 million compared to $4.2 million of interest expense, net in the comparable period in 2020. The decrease was due to the refinancing of our securitized financing facility on October 30, 2020, which increased our outstanding debt by $162.4 million and reduced our interest rate from 4.97% to 2.84%.
Income tax expense. During the thirteen weeks ended June 26, 2021, we recognized income tax expense of $3.9 million yielding an effective tax rate of 25.5%, compared to an effective tax rate of 24.7% in the prior year period. The slight increase in the effective tax rate was primarily due to the impact of certain stock awards issued during the period.

Twenty-Six Weeks Ended June 26, 2021 compared to Twenty-Six Weeks Ended June 27, 2020
The following table sets forth our results of operations for the twenty-six weeks ended June 26, 2021 and June 27, 2020 (dollars in thousands):

	Twenty-Six Weeks Ended		Increase / (Decrease)
	June 26, 2021	June 27, 2020	$	%
Revenue:
Royalty revenue, franchise fees and other	$64,741	$52,057	$12,684	24.4%
Advertising fees	44,097	35,937	8,160	22.7%
Company-owned restaurant sales	35,852	33,547	2,305	6.9%
Total revenue	144,690	121,541	23,149	19.0%
Costs and expenses:
Cost of sales (1)	27,486	24,563	2,923	11.9%
Advertising expenses	45,328	37,420	7,908	21.1%
Selling, general and administrative	29,852	25,613	4,239	16.6%
Depreciation and amortization	3,318	2,953	365	12.4%
Gain on sale of restaurants and other expenses, net	—	(2,016)	2,016	(100.0)%
Total costs and expenses	105,984	88,533	17,451	19.7%
Operating income	38,706	33,008	5,698	17.3%
Interest expense, net	7,506	8,359	(853)	(10.2)%
Income before income tax expense	31,200	24,649	6,551	26.6%
Income tax expense	6,728	5,014	1,714	34.2%
Net income	$24,472	$19,635	$4,837	24.6%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
Total revenue. During the twenty-six weeks ended June 26, 2021, total revenue was $144.7 million, an increase of $23.1 million, or 19.0%, compared to $121.5 million in the comparable period in 2020. Royalty revenue, franchise fees and other increased $12.7 million primarily due to domestic same store sales growth of 10.4% as well as 184 net franchise restaurant openings since June 27, 2020. Advertising fees increased $8.2 million due to the 22.3% increase in system-wide sales in the twenty-six weeks ended June 26, 2021 compared to the twenty-six weeks ended June 27, 2020. Company-owned restaurant sales increased $2.3 million primarily due to company-owned same store sales growth of 4.3%, which was driven by both an increase in transaction size and an increase in transactions. Also contributing to the increase was the acquisition of one franchised restaurant in the fourth quarter of the prior year and the opening of two company-owned restaurants in the current fiscal year, resulting in additional sales of $1.0 million.
Cost of sales. During the twenty-six weeks ended June 26, 2021, cost of sales was $27.5 million, an increase of $2.9 million, or 11.9%, compared to $24.6 million in the comparable period in 2020. Cost of sales as a percentage of company-owned restaurant sales was 76.7% in the twenty-six weeks ended June 26, 2021, compared to 73.2% in the comparable period in 2020.

The table below presents the major components of cost of sales (dollars in thousands):

	Twenty-Six Weeks Ended
	June 26, 2021		June 27, 2020
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	$15,327	42.8%	$11,431	34.1%
Labor costs	7,502	20.9%	8,211	24.5%
Other restaurant operating expenses	5,448	15.2%	5,652	16.8%
Vendor rebates	(791)	(2.2)%	(731)	(2.2)%
Total cost of sales	$27,486	76.7%	$24,563	73.2%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 42.8% in the twenty-six weeks ended June 26, 2021, compared to 34.1% in the comparable period in 2020. The increase was primarily due to a 44.9% increase in the cost of bone-in chicken wings as compared to the prior year period, in which we experienced unusually significant deflation in the cost of bone-in chicken wings.
Labor costs as a percentage of company-owned restaurant sales were 20.9% for the twenty-six weeks ended June 26, 2021, compared to 24.5% in the comparable period in 2020. The decrease as a percentage of company-owned restaurant sales was primarily due to a decrease in incentive pay provided to team members in response to the COVID-19 pandemic during the prior year period, as well as our ability to leverage costs due to the increase in company-owned same store sales of 4.3%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 15.2% for the twenty-six weeks ended June 26, 2021, compared to 16.8% in the comparable period in 2020. The decrease as a percentage of company-owned restaurant sales was primarily a result of our ability to leverage costs due to the increase in company-owned same store sales of 4.3%.
Advertising expenses. During the twenty-six weeks ended June 26, 2021, advertising expenses were $45.3 million, an increase of $7.9 million compared to $37.4 million in the comparable period in 2020. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (SG&A). During the twenty-six weeks ended June 26, 2021, SG&A expense was $29.9 million, an increase of $4.2 million compared to $25.6 million in the comparable period in 2020. The increase in SG&A expense was primarily due to a an increase of $1.9 million in headcount related expenses to support the growth in our business, an increase of $1.5 million in stock-based compensation expense, and an increase of $1.2 million in professional fees to support the Company’s strategic initiatives. These increases were partially offset by a decrease of $1.0 million related to a donation made in the prior year period to the National Restaurant Employee Relief Fund to support restaurant workers in times of need.
Depreciation and amortization. During the twenty-six weeks ended June 26, 2021, depreciation expense was $3.3 million, an increase of $0.3 million compared to $3.0 million in the comparable period in 2020. The increase in depreciation and amortization was primarily due to additional capital expenditures related to investments in technology.
Interest expense, net. During the twenty-six weeks ended June 26, 2021, interest expense, net was $7.5 million, a decrease of $0.9 million compared to $8.4 million of interest expense, net in the comparable period in 2020. The decrease in interest expense, net was due to the refinancing of our securitized financing facility on October 30, 2020, which increased our outstanding debt by $162.4 million and reduced our interest rate from 4.97% to 2.84%.
Income tax expense. During the twenty-six weeks ended June 26, 2021, we recognized income tax expense of $6.7 million yielding an effective tax rate of 21.6%, compared to an effective tax rate of 20.3% in the prior year period. The slight increase in the effective tax rate was primarily due to the impact of certain stock awards issued during the period.

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
The following table shows summary cash flows information for the twenty-six weeks ended June 26, 2021 and June 27, 2020 (in thousands):

	Twenty-Six Weeks Ended
	June 26, 2021	June 27, 2020
Net cash provided by (used in):
Operating activities	$31,612	$25,612
Investing activities	(12,421)	(370)
Financing activities	(11,806)	9,021
Net change in cash and cash equivalents	$7,385	$34,263
Operating activities. Our cash flow from operating activities are principally driven by sales at both franchise restaurants and company-owned restaurants, as well as franchise and development fees. We collect franchise royalties from our franchise owners on a weekly basis. Restaurant-level operating costs at our company-owned restaurants, unearned franchise and development fees, and corporate overhead costs also impact our cash flow from operating activities.
Net cash provided by operating activities was $31.6 million in the twenty-six weeks ended June 26, 2021, an increase of $6.0 million from cash provided by operating activities of $25.6 million in the twenty-six weeks ended June 27, 2020. The increase is the result of increased operating income associated with the increased sales over the prior period, partially offset by the timing of changes in working capital.
Investing activities. Our net cash used in investing activities was $12.4 million in the twenty-six weeks ended June 26, 2021, an increase of $12.1 million from cash used in investing activities of $0.4 million in the twenty-six weeks ended June 27, 2020. The increase in cash used in investing activities was primarily due to an increase in capital expenditures related to our investments in technology and the remodel of our corporate headquarters building, as well as a payment of $4.2 million related to a foreign investment in LPH (see Note 6 in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report).
Financing activities. Our net cash used in financing activities was $11.8 million in the twenty-six weeks ended June 26, 2021, a change of $20.8 million from cash provided by financing activities of $9.0 million in the twenty-six weeks ended June 27, 2020. The change was primarily due to borrowings under our 2018 Variable Funding Notes (as defined below) of $16.0 million in the twenty-six weeks ended June 27, 2020, which is partially offset by an increase in the amount of our regular dividend in June 2020.
Securitized financing facility. On October 30, 2020, the Company completed a transaction to refinance its existing securitized financing facility with a new securitized financing facility, pursuant to which Wingstop Funding LLC (the “Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of the Company, issued $480.0 million of its Series 2020-1 2.84% Fixed Rate Senior Notes, Class A-2 (the “2020 Class A-2 Notes”). The Issuer also entered into a revolving financing facility of Series 2020-1 Variable Funding Senior Notes, Class A-1 (the “2020 Variable Funding Notes,” and together with the 2020 Class A-2 Notes, the “2020 Notes”) which permits borrowings of up to a maximum principal amount of $50.0 million, which may be used to issue letters of credit. A portion of the proceeds of the 2020 Class A-2 Notes was used to repay the $332.8 million of principal outstanding on the existing Series 2018-1 4.97% Fixed Rate Senior Secured Notes, Class A-2 and Series 2018-1 Variable Funding Senior Secured Notes, Class A-1 (the “2018 Variable Funding Notes”) and to pay a special cash dividend of approximately $148.4 million to our stockholders in December 2020.

The 2020 Class A-2 Notes are generally subject to 1% annual amortization, bear interest at a fixed rate of 2.84% per annum, and have an anticipated repayment date of December 2027.

Dividends. We paid a quarterly cash dividend of $0.14 per share of common stock in each of the first two quarters of 2021, resulting in aggregate dividend payments of $8.4 million during the twenty-six weeks ended June 26, 2021. On July 27, 2021, the Company’s Board of Directors approved a dividend of $0.17 per share, to be paid on September 3, 2021 to stockholders of record as of August 13, 2021, totaling approximately $5.1 million.
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
Contractual Obligations
During the thirteen weeks ended June 26, 2021, there were no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. For additional information regarding our long-term debt and our commitments and contingencies, see Note 10, Debt Obligations and Note 12, Commitments and Contingencies in our Annual Report and the corresponding Notes 7 and 8 in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
The Company is required to provide standby letters of credit related to our securitized financing facility. Although the letters of credit are off-balance sheet, the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $3.5 million at June 26, 2021. We do not believe these arrangements have or are likely to have a material effect on our results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.
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
•risks associated with the availability and cost of labor;
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for fresh bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 34.8% and 25.4% of our company-owned restaurant cost of sales during the twenty-six weeks ended June 26, 2021 and June 27, 2020, respectively. We anticipate that the increased demand and cost of bone-in chicken wings will continue throughout fiscal year 2021 due to several challenges, such as labor shortages, which currently impact the poultry industry. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $1.0 million during the twenty-six weeks ended June 26, 2021. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $478.8 million incurred under the 2020 Notes as of June 26, 2021 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the 2020 Variable Funding Notes; however, the Company had no outstanding borrowings under its 2020 Variable Funding Notes as of June 26, 2021, net of letters of credit issued of $3.5 million.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 26, 2021, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 26, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Wingstop Inc.
(Registrant)

Date:	July 28, 2021	By:	/s/ Charles R. Morrison
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2021	By:	/s/ Michael J. Skipworth
Chief Financial Officer
(Principal Financial and Accounting Officer)