Form 10-Q
period 2021-09-25
Wingstop Inc.
filed 2021-11-03
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On November 2, 2021 there were 29,825,763 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	September 25, 2021	December 26, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$50,125	$40,858
Restricted cash	3,456	4,815
Accounts receivable, net	6,052	4,929
Prepaid expenses and other current assets	4,156	5,532
Advertising fund assets, restricted	25,013	16,486
Total current assets	88,802	72,620
Property and equipment, net	49,151	27,948
Goodwill	56,877	53,690
Trademarks	32,700	32,700
Customer relationships, net	10,626	11,600
Other non-current assets	22,243	13,007
Total assets	$260,399	$211,565
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$4,382	$3,658
Other current liabilities	29,914	26,729
Current portion of debt	—	3,600
Advertising fund liabilities	25,013	16,486
Total current liabilities	59,309	50,473
Long-term debt, net	469,084	466,933
Deferred revenues, net of current	27,154	24,962
Deferred income tax liabilities, net	6,475	4,480
Other non-current liabilities	12,509	6,027
Total liabilities	574,531	552,875
Commitments and contingencies (see Note 8)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,825,763 and 29,687,123 shares issued and outstanding as of September 25, 2021 and December 26, 2020, respectively	299	297
Additional paid-in-capital	1,067	421
Retained deficit	(315,326)	(342,028)
Accumulated other comprehensive loss	(172)	—
Total stockholders' deficit	(314,132)	(341,310)
Total liabilities and stockholders' deficit	$260,399	$211,565

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Revenue:
Royalty revenue, franchise fees and other	$32,829	$28,806	$97,570	$80,863
Advertising fees	15,575	19,653	59,672	55,590
Company-owned restaurant sales	17,380	15,529	53,232	49,076
Total revenue	65,784	63,988	210,474	185,529
Costs and expenses:
Cost of sales (1)	15,206	11,804	42,692	36,367
Advertising expenses	16,232	20,240	61,560	57,660
Selling, general and administrative	15,020	16,542	44,872	42,155
Depreciation and amortization	2,061	2,334	5,379	5,287
Gain on sale of restaurants and other expenses, net	(3,567)	(1,233)	(3,567)	(3,249)
Total costs and expenses	44,952	49,687	150,936	138,220
Operating income	20,832	14,301	59,538	47,309
Interest expense, net	3,724	4,405	11,230	12,764
Other income	(22)	—	(22)	—
Income before income tax expense	17,130	9,896	48,330	34,545
Income tax expense (benefit)	5,840	(185)	12,568	4,829
Net income	$11,290	$10,081	$35,762	$29,716

Earnings per share
Basic	$0.38	$0.34	$1.20	$1.00
Diluted	$0.38	$0.34	$1.19	$1.00

Weighted average shares outstanding
Basic	29,799	29,642	29,748	29,572
Diluted	29,963	29,854	29,936	29,791

Dividends per share	$0.17	$0.14	$0.45	$0.36

Other comprehensive income (loss)
Currency translation adjustment	$(63)	$—	$(172)	$—
Other comprehensive income (loss)	(63)	—	(172)	—
Comprehensive income	$11,227	$10,081	$35,590	$29,716

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirty-Nine Weeks Ended September 26, 2020 and September 25, 2021
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 28, 2019	29,457,228	$295	$552	$(210,275)	$—	$(209,428)
Net income	—	—	—	8,096	—	8,096
Shares issued under stock plans	128,585	1	504	—	—	505
Tax payments for restricted stock upon vesting	(2,419)	—	—	(229)	—	(229)
Stock-based compensation expense	—	—	1,331	—	—	1,331
Dividends declared on common stock and equivalents	—	—	(2,168)	(1,055)	—	(3,223)
Balance at March 28, 2020	29,583,394	296	219	(203,463)	—	(202,948)
Net income	—	—	—	11,539	—	11,539
Shares issued under stock plans	13,057	—	57	—	—	57
Tax payments for restricted stock upon vesting	(104)	—	—	(12)	—	(12)
Stock-based compensation expense	—	—	1,969	—	—	1,969
Dividends declared on common stock and equivalents	—	—	(2,202)	(1,075)	—	(3,277)
Balance at June 27, 2020	29,596,347	296	43	(193,011)	—	(192,672)
Net income	—	—	—	10,081	—	10,081
Shares issued under stock plans	87,751	1	328	—	—	329
Tax payments for restricted stock upon vesting	(633)	—	—	(99)	—	(99)
Stock-based compensation expense	—	—	3,007	—	—	3,007
Dividends declared on common stock and equivalents	—	—	(2,882)	(1,301)	—	(4,183)
Balance at September 26, 2020	29,683,465	$297	$496	$(184,330)	$—	$(183,537)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 26, 2020	29,687,123	$297	$421	$(342,028)	$—	$(341,310)
Net income	—	—	—	13,160	—	13,160
Shares issued under stock plans	60,958	1	155	—	—	156
Tax payments for restricted stock upon vesting	(11,243)	—	—	(1,862)	—	(1,862)
Stock-based compensation expense	—	—	2,316	—	—	2,316
Dividends declared on common stock and equivalents	—	—	(2,866)	(1,322)	—	(4,188)
Balance at March 27, 2021	29,736,838	298	26	(332,052)	—	(331,728)
Net income	—	—	—	11,312	—	11,312
Shares issued under stock plans	6,613	—	—	—	—	—
Tax payments for restricted stock upon vesting	(76)	—	—	(11)	—	(11)
Stock-based compensation expense	—	—	2,456	—	—	2,456
Dividends declared on common stock and equivalents	—	—	(1,888)	(2,275)	—	(4,163)
Currency translation adjustment	—	—	—	—	(109)	(109)
Balance at June 26, 2021	29,743,375	298	594	(323,026)	(109)	(322,243)
Net income	—	—	—	11,290	—	11,290
Shares issued under stock plans	82,553	1	500	—	—	501
Tax payments for restricted stock upon vesting	(165)	—	—	(28)	—	(28)
Stock-based compensation expense	—	—	2,051	—	—	2,051
Dividends declared on common stock and equivalents	—	—	(2,078)	(3,562)	—	(5,640)
Currency translation adjustment	—	—	—	—	(63)	(63)
Balance at September 25, 2021	29,825,763	$299	$1,067	$(315,326)	$(172)	$(314,132)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 25, 2021	September 26, 2020

Operating activities
Net income	$35,762	$29,716
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,379	5,287
Deferred income taxes	2,167	377
Stock-based compensation expense	6,823	6,307
Gain on disposal of assets	(3,567)	(3,247)
Amortization of debt issuance costs	1,056	1,228
Changes in operating assets and liabilities:
Accounts receivable	(1,123)	(203)
Prepaid expenses and other assets	(689)	668
Advertising fund assets and liabilities, net	9,426	12,578
Accounts payable and other current liabilities	(2,224)	(4,165)
Deferred revenue	2,318	958
Other non-current liabilities	(1,283)	(2,725)
Cash provided by operating activities	54,045	46,779

Investing activities
Purchases of property and equipment	(16,543)	(3,729)
Acquisitions of restaurants from franchisees	(4,876)	(5,635)
Proceeds from sales of assets	7,207	4,800
Payments for investments (Note 6)	(4,163)	—
Cash used in investing activities	(18,375)	(4,564)

Financing activities
Proceeds from exercise of stock options	657	891
Borrowings of long-term debt	—	16,000
Repayments of long-term debt	(2,400)	(800)
Tax payments for restricted stock upon vesting	(1,901)	(340)
Dividends paid	(14,690)	(10,683)
Cash provided by (used in) financing activities	(18,334)	5,068

Net increase in cash, cash equivalents, and restricted cash	17,336	47,283
Cash, cash equivalents, and restricted cash at beginning of period	59,270	21,175
Cash, cash equivalents, and restricted cash at end of period	$76,606	$68,458

Supplemental information:
Accrued capital expenditures	$8,943	$—
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation and Update to Significant Accounting Policies
Nature of operations. Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of September 25, 2021, the Company had 1,461 domestic franchised restaurants and 180 international franchised restaurants. As of September 25, 2021, the Company owned and operated 32 restaurants.
Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of September 25, 2021 and December 26, 2020, and operating results are for the thirteen and thirty-nine weeks ended September 25, 2021 and September 26, 2020.
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
Fiscal year. The Company uses a 52- or 53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2021 and 2020 each have 52 weeks.
Cash, Cash Equivalents, and Restricted Cash. Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of September 25, 2021 and December 26, 2020 were as follows (in thousands):

	September 25, 2021	December 26, 2020
Cash and cash equivalents	$50,125	$40,858
Restricted cash	3,456	4,815
Restricted cash, included in Advertising fund assets, restricted	23,025	13,597
Total cash, cash equivalents, and restricted cash	$76,606	$59,270
Change in presentation. Beginning in the first quarter of 2021, headcount-related expenses that support our national advertising fund are presented within Advertising expenses on the Consolidated Statements of Comprehensive Income. Prior to the first quarter of 2021, these expenses were presented within Selling, general and administrative expenses. Prior period amounts have been reclassified to conform to the current presentation. This reclassification had no impact on operating income, balance sheets or statements of cash flows. Headcount related expenses associated with the national advertising fund were $2.0 million for each of the thirteen weeks ended September 25, 2021 and September 26, 2020, and were $5.9 million for each of the thirty-nine weeks ended September 25, 2021 and September 26, 2020.
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
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Basic weighted average shares outstanding	29,799	29,642	29,748	29,572
Dilutive shares	164	212	188	219
Diluted weighted average shares outstanding	29,963	29,854	29,936	29,791
For each of the thirteen weeks ended September 25, 2021 and September 26, 2020, equity awards representing approximately 400 shares were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
For the thirty-nine weeks ended September 25, 2021 and September 26, 2020, equity awards representing approximately 4,000 and 400 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Dividends
The Company’s Board of Directors declared a quarterly dividend of $0.14 per share of common stock in each of the first two quarters, and a quarterly dividend of $0.17 per share of common stock in the third quarter, resulting in aggregate dividend payments of $13.4 million, or $0.45 per share of common stock, during the thirty-nine weeks ended September 25, 2021.

Subsequent to the third quarter, on November 2, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.17 per share of common stock for stockholders of record as of November 19, 2021. The regular quarterly dividend is to be paid on December 10, 2021, totaling approximately $5.1 million.
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
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	September 25, 2021		December 26, 2020
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$477,600	$486,187	$480,000	$483,365
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(5)    Income Taxes
Income tax expense (benefit) and the effective tax rate were $5.8 million and 34.1%, respectively, for the thirteen weeks ended September 25, 2021, and $(0.2) million and (1.9)%, respectively, for the thirteen weeks ended September 26, 2020. Income tax expense and the effective tax rate were $12.6 million and 26.0%, respectively, for the thirty-nine weeks ended September 25, 2021, and $4.8 million and 14.0%, respectively, for the thirty-nine weeks ended September 26, 2020.
Income tax expense (benefit) for the thirteen and thirty-nine weeks ended September 25, 2021 included $0.1 million and $0.6 million, respectively, in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation, as compared to $2.9 million and $4.4 million in tax benefits for the thirteen and thirty-nine weeks ended September 26, 2020, respectively.
(6)    Investments
In the second quarter of 2021, a wholly-owned subsidiary of the Company acquired a 20% non-controlling interest in Wingstop’s United Kingdom master franchisee, Lemon Pepper Holdings Ltd., (“LPH”) for an aggregate amount of $4.2 million. Substantially all of the investment consisted of bonds issued by a subsidiary of LPH, which are recorded on an amortized cost basis. The fair value of the bonds approximates the current carrying value and was determined using level 3 inputs. In addition, the Company received 20% of the outstanding stock, which will be accounted for using the equity method of accounting, under which the Company’s share of the income of the investee will be recorded in Other income on the Consolidated Statements of Comprehensive Income.
(7)    Debt Obligations
Long-term debt consisted of the following components (in thousands):

	September 25, 2021	December 26, 2020
2020-1 Class A-2 Senior Secured Notes	$477,600	$480,000
Debt issuance costs, net of amortization	(8,516)	(9,467)
Total debt	469,084	470,533
Less: current portion of debt	—	(3,600)
Long-term debt, net	$469,084	$466,933
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
As of September 25, 2021 and December 26, 2020, the Company had $477.6 million and $480.0 million of 2020 Class A-2 Notes outstanding, respectively. There were no borrowings outstanding under the 2020 Variable Funding Notes as of September 25, 2021 and December 26, 2020. Further, as of September 25, 2021 and December 26, 2020, $3.5 million and $4.9 million, respectively, of letters of credit were outstanding against the 2020 Variable Funding Notes, which relate primarily to interest reserves required under the base indenture and related supplemental indenture. There were no amounts drawn down on the letters of credit as of September 25, 2021 or December 26, 2020.
As of September 25, 2021, the Company’s leverage ratio under the Class A-2 Notes was less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company has elected to suspend payments following the principal payment made in the third quarter, and the entire outstanding balance of the Class A-2 notes has been classified as long-term debt.
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
(9)    Stock-Based Compensation
During the thirty-nine weeks ended September 25, 2021, the Company granted stock options to purchase 42,703 shares of common stock and 23,191 restricted stock units (“RSUs”) to certain employees. The stock options vest in equal annual amounts over a three-year period subsequent to the grant date, and have a maximum contractual term of ten years. The stock options were granted with a weighted-average exercise price of $129.11 per share and had a weighted-average grant-date fair value of $42.51 per share. The RSUs granted to certain employees generally vest in equal annual amounts over a three-year period, subsequent to the grant date and had a weighted-average grant-date fair value of $135.51 per unit.
In addition, the Company granted 32,733 performance stock units (“PSUs”) to certain employees during the thirty-nine weeks ended September 25, 2021. Of the total PSUs granted, 25,623 PSUs are subject to a service condition and a performance vesting condition based on return on incremental invested capital (“ROI PSUs”). The ROI PSUs are generally eligible to cliff-vest approximately three years from the grant date, and the maximum vesting percentage that could be realized for each of the ROI PSUs is 250% based on the level of performance achieved for the awards. The remaining 7,110 PSUs granted are subject to a service condition and a performance vesting condition based on the number of net new restaurants opened over the performance period (“NNR PSUs”). The NNR PSUs vest in equal annual amounts over a three-year period, and the maximum vesting percentage that could be realized for each of the NNR PSUs is 100% based on the level of performance achieved for the awards. The PSUs had a weighted-average grant-date fair value of $131.16 per unit. Total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.

Total compensation expense related to all share-based awards was $6.8 million and $6.3 million for the thirty-nine weeks ended September 25, 2021 and September 26, 2020, respectively, and was included in Selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Comprehensive Income.
(10)    Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the thirteen and thirty-nine weeks ended September 25, 2021 and September 26, 2020 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Royalty revenue	$30,039	$26,007	$89,262	$72,761
Advertising fees and related income	15,575	19,653	59,672	55,590
Franchise fees	902	1,151	2,961	2,914

Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen and thirty-nine weeks ended September 25, 2021 was included in the deferred revenue balance as of December 26, 2020. Approximately $10.3 million and $9.8 million of deferred revenue as of September 25, 2021 and December 26, 2020, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.3 years. The Company did not have any material contract assets as of September 25, 2021.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(11)    Acquisitions and Refranchising of Company-owned Restaurants
During the third fiscal quarter 2021, the Company completed the sale of six company-owned restaurants in the Colorado market to an existing franchisee for aggregate proceeds of $7.2 million. In connection with the sale of the restaurants, the Company recorded a $3.6 million pre-tax gain on the sale of the related assets and liabilities, which was net of an $80,000 reduction in goodwill. The net gain on these store sales was recorded in Gain on sale of restaurants and other expenses, net in the Company’s Consolidated Statements of Comprehensive Income as of September 25, 2021.
In the third fiscal quarter 2021, the company acquired three existing restaurants from franchisees. The combined purchase price was $4.9 million and was funded by cash flow from operations. The following table summarizes the preliminary allocations of the purchase price to the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Purchase Price Allocation
Working capital	$61
Property and equipment	148
Reacquired franchise rights	1,400
Goodwill	3,267
Operating lease right-of-use assets	1,526
Operating lease liabilities	(1,526)
Total purchase price	$4,876
The estimates of fair value are preliminary, and are therefore subject to further refinement. The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill and is attributable to the benefits expected as a result of the acquisition, including sales and unit growth opportunities. All of the goodwill from the acquisition is expected to be deductible for federal income tax purposes.
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
We operate on a 52- or 53-week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53-week year, which contains 14 weeks. Fiscal years 2021 and 2020 each contain 52 weeks.
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
Change in presentation
Beginning in the first quarter of 2021, headcount-related expenses that support our national advertising fund are presented within Advertising expenses on the Consolidated Statements of Comprehensive Income. Prior to the first quarter of 2021, these expenses were presented within SG&A expenses. Prior period amounts have been reclassified to conform to the current presentation. This reclassification had no impact on operating income, balance sheets or statements of cash flows.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Domestic Franchised Activity:
Beginning of period	1,415	1,244	1,327	1,200
Openings	44	34	132	79
Closures	(1)	(1)	(1)	(4)
Acquired by Company	(3)	(5)	(3)	(5)
Re-franchised by Company	6	5	6	7
Restaurants end of period	1,461	1,277	1,461	1,277

Domestic Company-Owned Activity:
Beginning of period	34	30	32	31
Openings	1	1	3	2
Closures	—	—	—	—
Acquired by Company	3	5	3	5
Re-franchised to franchisees	(6)	(5)	(6)	(7)
Restaurants end of period	32	31	32	31

Total Domestic Restaurants	1,493	1,308	1,493	1,308

International Franchised Activity:
Beginning of period	175	162	179	154
Openings	10	10	16	18
Closures	(5)	(1)	(15)	(1)
Restaurants end of period	180	171	180	171

Total System-wide Restaurants	1,673	1,479	1,673	1,479
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

EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, net, income tax expense (benefit), and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, net, income tax expense (benefit), and depreciation and amortization, with further adjustments for losses on debt extinguishment and refinancing transactions, transaction costs, costs and fees associated with investments in our strategic initiatives, gains and losses on the disposal of assets, and stock-based compensation expense. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in methods of calculation. For a reconciliation of net income to EBITDA and Adjusted EBITDA and for further discussion of EBITDA and Adjusted EBITDA as non-GAAP measures and how we utilize them, see footnote 2 below.
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
The following table sets forth our key performance indicators for the thirteen and thirty-nine weeks ended September 25, 2021 and September 26, 2020 (in thousands, except unit data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Number of system-wide restaurants open at end of period	1,673	1,479	1,673	1,479
System-wide sales (1)	$594,300	$509,155	$1,742,829	$1,448,108
Domestic restaurant AUV	$1,579	$1,435	$1,579	$1,435
Domestic same store sales growth	3.9%	25.4%	8.1%	22.5%
Company-owned domestic same store sales growth	(0.2)%	15.2%	2.9%	15.3%
Total revenue	$65,784	$63,988	$210,474	$185,529
Net income	$11,290	$10,081	$35,762	$29,716
Adjusted EBITDA (2)	$21,399	$18,409	$68,195	$55,654
Adjusted net income (3)	$8,579	$9,144	$33,051	$27,247

(1) The percentage of system-wide sales attributable to company-owned restaurants was 2.9% and 3.2% for the thirteen weeks ended September 25, 2021 and September 26, 2020, respectively, and was 3.1% and 3.4% for the thirty-nine weeks ended September 25, 2021 and September 26, 2020, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 25, 2021 and September 26, 2020 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income	$11,290	$10,081	$35,762	$29,716
Interest expense, net	3,724	4,405	11,230	12,764
Income tax expense (benefit)	5,840	(185)	12,568	4,829
Depreciation and amortization	2,061	2,334	5,379	5,287
EBITDA	$22,915	$16,635	$64,939	$52,596
Additional adjustments:
Gain on disposal of assets (a)	(3,567)	(1,233)	(3,567)	(3,249)
Stock-based compensation expense (b)	2,051	3,007	6,823	6,307
Adjusted EBITDA	$21,399	$18,409	$68,195	$55,654

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

The following table reconciles net income to Adjusted net income and calculates adjusted earnings per diluted share for the thirteen and thirty-nine weeks ended September 25, 2021 and September 26, 2020 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Numerator:
Net income	$11,290	$10,081	$35,762	$29,716
Adjustments:
Gain on disposal of assets, net (a)	(3,567)	(1,233)	(3,567)	(3,249)
Tax effect of adjustments (b)	856	296	856	780
Adjusted net income	$8,579	$9,144	$33,051	$27,247

Denominator:
Weighted-average shares outstanding - diluted	29,963	29,854	29,936	29,791

Adjusted earnings per diluted share	$0.29	$0.31	$1.10	$0.91

(a) Represents a gain resulting from the re-franchise of company-owned restaurants to a franchisee which is included in Gain on sale of restaurants and other expenses, net in the Consolidated Statements of Comprehensive Income.
(b) Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an assumed effective tax rate of 24% for the thirteen and thirty-nine weeks ended September 25, 2021 and September 26, 2020, which includes provisions for U.S. federal income taxes, and assumes the respective statutory rates for applicable state and local jurisdictions.

Results of Operations
Thirteen Weeks Ended September 25, 2021 compared to Thirteen Weeks Ended September 26, 2020
The following table sets forth our results of operations for the thirteen weeks ended September 25, 2021 and September 26, 2020 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	September 25, 2021	September 26, 2020	$	%
Revenue:
Royalty revenue, franchise fees and other	$32,829	$28,806	$4,023	14.0%
Advertising fees	15,575	19,653	(4,078)	(20.8)%
Company-owned restaurant sales	17,380	15,529	1,851	11.9%
Total revenue	65,784	63,988	1,796	2.8%
Costs and expenses:
Cost of sales (1)	15,206	11,804	3,402	28.8%
Advertising expenses	16,232	20,240	(4,008)	(19.8)%
Selling, general and administrative	15,020	16,542	(1,522)	(9.2)%
Depreciation and amortization	2,061	2,334	(273)	(11.7)%
Gain on sale of restaurants and other expenses, net	(3,567)	(1,233)	(2,334)	189.3%
Total costs and expenses	44,952	49,687	(4,735)	(9.5)%
Operating income	20,832	14,301	6,531	45.7%
Interest expense, net	3,724	4,405	(681)	(15.5)%
Other income	(22)	—	(22)	100.0%
Income before income tax expense	17,130	9,896	7,234	73.1%
Income tax expense (benefit)	5,840	(185)	6,025	(3,256.8)%
Net income	$11,290	$10,081	$1,209	12.0%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.

Total revenue. During the thirteen weeks ended September 25, 2021, total revenue was $65.8 million, an increase of $1.8 million, or 2.8%, compared to $64.0 million in the comparable period in 2020. Royalty revenue, franchise fees and other increased $4.0 million primarily due to domestic same store sales growth of 3.9% as well as 193 net franchise restaurant openings since September 26, 2020. Advertising fees decreased $4.1 million due to a $6.9 million rebate of advertising surplus that was returned to franchisees during the third quarter of 2021 in an effort to mitigate increased food and labor costs. This was partially offset by an increase in advertising fees related to the 16.7% increase in system-wide sales in the thirteen weeks ended September 25, 2021 compared to the thirteen weeks ended September 26, 2020. Company-owned restaurant sales increased $1.9 million primarily due to the acquisition of three franchised restaurants in the third quarter of 2021 and the opening of three new company-owned restaurants since the prior year comparable period.
Cost of sales. During the thirteen weeks ended September 25, 2021, cost of sales was $15.2 million, an increase of $3.4 million, or 28.8%, compared to $11.8 million in the comparable period in 2020. Cost of sales as a percentage of company-owned restaurant sales was 87.5% in the thirteen weeks ended September 25, 2021, compared to 76.0% in the comparable period in 2020.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	September 25, 2021		September 26, 2020
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	$8,353	48.1%	$5,655	36.4%
Labor costs	4,269	24.6%	3,944	25.4%
Other restaurant operating expenses	2,980	17.1%	2,512	16.2%
Vendor rebates	(396)	(2.3)%	(307)	(2.0)%
Total cost of sales	$15,206	87.5%	$11,804	76.0%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 48.1% in the thirteen weeks ended September 25, 2021, compared to 36.4% in the comparable period in 2020. The increase was primarily due to a 48.9% increase in the cost of bone-in chicken wings as compared to the prior year period, in which we experienced unusually significant deflation in the cost of bone-in chicken wings.
Labor costs as a percentage of company-owned restaurant sales were 24.6% for the thirteen weeks ended September 25, 2021, compared to 25.4% in the comparable period in 2020. The decrease as a percentage of company-owned restaurant sales was primarily due to incentive pay provided to team members in response to the COVID-19 pandemic during the prior year period. This was partially offset by a highly competitive labor market that resulted in increases in company-owned restaurant wages and hiring and training costs during the thirteen weeks ended September 25, 2021.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 17.1% for the thirteen weeks ended September 25, 2021, compared to 16.2% in the comparable period in 2020. The increase as a percentage of company-owned restaurant sales was primarily a result of pre-opening expenses related to our investment in opening company-owned restaurants in Manhattan, as well as repairs and maintenance in our company-owned restaurants. These increases were partially offset by a decrease in advertising contributions, due to a rebate of national advertising surplus received during the thirteen weeks ended September 25, 2021.
Advertising expenses. During the thirteen weeks ended September 25, 2021, advertising expenses were $16.2 million, a decrease of $4.0 million compared to $20.2 million in the comparable period in 2020. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (SG&A). During the thirteen weeks ended September 25, 2021, SG&A expense was $15.0 million, a decrease of $1.5 million compared to $16.5 million in the comparable period in 2020. The decrease in SG&A expense was primarily due to a decrease of $3.4 million in variable-based compensation expense, inclusive of stock-based compensation expense, and $0.5 million related to COVID-19 and support provided to international franchisees in the prior year comparable period. These decreases were partially offset by an increase in headcount-related expenses of $1.2 million to support the growth in our business, as well as an increase of $0.8 million in travel expenses.
Depreciation and amortization. During the thirteen weeks ended September 25, 2021, depreciation expense was $2.1 million, a decrease of $0.3 million compared to $2.3 million in the comparable period in 2020.
Interest expense, net. During the thirteen weeks ended September 25, 2021, interest expense, net was $3.7 million, a decrease of $0.7 million compared to $4.4 million of interest expense, net in the comparable period in 2020. The decrease was due to the refinancing of our securitized financing facility on October 30, 2020, which increased our outstanding debt by $162.4 million and reduced our interest rate from 4.97% to 2.84%.
Income tax expense. During the thirteen weeks ended September 25, 2021, we recognized income tax expense of $5.8 million yielding an effective tax rate of 34.1%, compared to an effective tax rate of (1.9)% in the prior year period. The increase in the effective tax rate was primarily due to the impact of nondeductible expenses for executive compensation, as well as the impact of excess tax benefits associated with stock options exercised in the prior year comparable period.

Thirty-Nine Weeks Ended September 25, 2021 compared to Thirty-Nine Weeks Ended September 26, 2020
The following table sets forth our results of operations for the thirty-nine weeks ended September 25, 2021 and September 26, 2020 (dollars in thousands):

	Thirty-Nine Weeks Ended		Increase / (Decrease)
	September 25, 2021	September 26, 2020	$	%
Revenue:
Royalty revenue, franchise fees and other	$97,570	$80,863	$16,707	20.7%
Advertising fees	59,672	55,590	4,082	7.3%
Company-owned restaurant sales	53,232	49,076	4,156	8.5%
Total revenue	210,474	185,529	24,945	13.4%
Costs and expenses:
Cost of sales (1)	42,692	36,367	6,325	17.4%
Advertising expenses	61,560	57,660	3,900	6.8%
Selling, general and administrative	44,872	42,155	2,717	6.4%
Depreciation and amortization	5,379	5,287	92	1.7%
Gain on sale of restaurants and other expenses, net	(3,567)	(3,249)	(318)	9.8%
Total costs and expenses	150,936	138,220	12,716	9.2%
Operating income	59,538	47,309	12,229	25.8%
Interest expense, net	11,230	12,764	(1,534)	(12.0)%
Other income	(22)	—	(22)	100.0%
Income before income tax expense	48,330	34,545	13,785	39.9%
Income tax expense	12,568	4,829	7,739	160.3%
Net income	$35,762	$29,716	$6,046	20.3%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.

Total revenue. During the thirty-nine weeks ended September 25, 2021, total revenue was $210.5 million, an increase of $24.9 million, or 13.4%, compared to $185.5 million in the comparable period in 2020. Royalty revenue, franchise fees and other increased $16.7 million primarily due to domestic same store sales growth of 8.1% as well as 193 net franchise restaurant openings since September 26, 2020. Advertising fees increased $4.1 million due to the 20.4% increase in system-wide sales in the thirty-nine weeks ended September 25, 2021 compared to the thirty-nine weeks ended September 26, 2020. This was partially offset by a $6.9 million rebate of advertising surplus that was returned to franchisees during the third quarter of 2021 in an effort to mitigate increased food and labor costs. Company-owned restaurant sales increased $4.2 million primarily due to company-owned same store sales growth of 2.9%, which was driven by an increase in transaction size. Also contributing to the increase was the acquisition of three franchised restaurants in the third quarter of the current year and the opening of three new company-owned restaurants since the prior year comparable period, resulting in additional sales of $2.4 million.
Cost of sales. During the thirty-nine weeks ended September 25, 2021, cost of sales was $42.7 million, an increase of $6.3 million, or 17.4%, compared to $36.4 million in the comparable period in 2020. Cost of sales as a percentage of company-owned restaurant sales was 80.2% in the thirty-nine weeks ended September 25, 2021, compared to 74.1% in the comparable period in 2020.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirty-Nine Weeks Ended
	September 25, 2021		September 26, 2020
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	$23,680	44.5%	$17,085	34.8%
Labor costs	11,771	22.1%	12,156	24.8%
Other restaurant operating expenses	8,428	15.8%	8,164	16.6%
Vendor rebates	(1,187)	(2.2)%	(1,038)	(2.1)%
Total cost of sales	$42,692	80.2%	$36,367	74.1%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 44.5% in the thirty-nine weeks ended September 25, 2021, compared to 34.8% in the comparable period in 2020. The increase was primarily due to a 46.4% increase in the cost of bone-in chicken wings as compared to the prior year period, in which we experienced unusually significant deflation in the cost of bone-in chicken wings.
Labor costs as a percentage of company-owned restaurant sales were 22.1% for the thirty-nine weeks ended September 25, 2021, compared to 24.8% in the comparable period in 2020. The decrease as a percentage of company-owned restaurant sales was primarily due to incentive pay provided to team members in response to the COVID-19 pandemic during the prior year period, partially offset by a highly competitive labor market that resulted in increases in company-owned restaurant wages and hiring and training costs during the thirty-nine weeks ended September 25, 2021.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 15.8% for the thirty-nine weeks ended September 25, 2021, compared to 16.6% in the comparable period in 2020. The decrease as a percentage of company-owned restaurant sales was primarily due to a decrease in delivery fees and security fees, partially offset by an increase in pre-opening expenses related to our investment in opening company-owned restaurants in Manhattan.
Advertising expenses. During the thirty-nine weeks ended September 25, 2021, advertising expenses were $61.6 million, an increase of $3.9 million compared to $57.7 million in the comparable period in 2020. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (SG&A). During the thirty-nine weeks ended September 25, 2021, SG&A expense was $44.9 million, an increase of $2.7 million compared to $42.2 million in the comparable period in 2020. The increase in SG&A expense was primarily due to an increase of $3.2 million in headcount related expenses to support the growth in our business, inclusive of stock-based compensation expense, an increase of $2.1 million in professional fees to support the Company’s strategic initiatives, and an increase of $0.6 million in travel expense. These increases were partially offset by a decrease of $1.7 million in variable-based compensation expense, $1.0 million related to a donation made in the prior year period to the National Restaurant Employee Relief Fund to support restaurant workers in times of need, and $0.5 million related to COVID-19 and support provided to international franchisees in the prior year comparable period.
Depreciation and amortization. During the thirty-nine weeks ended September 25, 2021, depreciation expense was $5.4 million, an increase of $0.1 million compared to $5.3 million in the comparable period in 2020.
Interest expense, net. During the thirty-nine weeks ended September 25, 2021, interest expense, net was $11.2 million, a decrease of $1.5 million compared to $12.8 million of interest expense, net in the comparable period in 2020. The decrease in interest expense, net was due to the refinancing of our securitized financing facility on October 30, 2020, which increased our outstanding debt by $162.4 million and reduced our interest rate from 4.97% to 2.84%.
Income tax expense. During the thirty-nine weeks ended September 25, 2021, we recognized income tax expense of $12.6 million yielding an effective tax rate of 26.0%, compared to an effective tax rate of 14.0% in the prior year period. The increase in the effective tax rate was primarily due to the impact of nondeductible expenses for executive compensation, as well as the impact of excess tax benefits associated with stock options exercised in the prior year comparable period.

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
The following table shows summary cash flows information for the thirty-nine weeks ended September 25, 2021 and September 26, 2020 (in thousands):

	Thirty-Nine Weeks Ended
	September 25, 2021	September 26, 2020
Net cash provided by (used in):
Operating activities	$54,045	$46,779
Investing activities	(18,375)	(4,564)
Financing activities	(18,334)	5,068
Net change in cash and cash equivalents	$17,336	$47,283
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
Net cash provided by operating activities was $54.0 million in the thirty-nine weeks ended September 25, 2021, an increase of $7.3 million from cash provided by operating activities of $46.8 million in the thirty-nine weeks ended September 26, 2020. The increase is the result of increased operating income associated with the increased sales over the prior period, partially offset by the timing of changes in working capital.
Investing activities. Our net cash used in investing activities was $18.4 million in the thirty-nine weeks ended September 25, 2021, an increase of $13.8 million from cash used in investing activities of $4.6 million in the thirty-nine weeks ended September 26, 2020. The increase in cash used in investing activities was primarily due to an increase in capital expenditures related to our investments in technology and the remodel of our corporate headquarters building, as well as a payment of $4.2 million related to a foreign investment in LPH (see Note 6 in the accompanying notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report).
Financing activities. Our net cash used in financing activities was $18.3 million in the thirty-nine weeks ended September 25, 2021, a change of $23.4 million from cash provided by financing activities of $5.1 million in the thirty-nine weeks ended September 26, 2020. The change was primarily due to borrowings under our 2018 Variable Funding Notes (as defined below) of $16.0 million in the thirty-nine weeks ended September 26, 2020, which is partially offset by an increase in the amount of dividends paid as compared to the prior year period.
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

The 2020 Class A-2 Notes are generally subject to 1% annual amortization, bear interest at a fixed rate of 2.84% per annum, and have an anticipated repayment date of December 2027. During the third fiscal quarter of 2021, the Company had a leverage ratio under the Class A-2 Notes of less than 5.0x. Per the terms of the Company’s debt agreements, principal payments are not due until the repayment date as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company has elected to suspend payments following the principal payment made in the third quarter of 2021.
Dividends. We paid a quarterly cash dividend of $0.14 per share of common stock in each of the first two quarters of 2021, and a quarterly cash dividend of $0.17 per share of common stock in the third quarter of 2021, resulting in aggregate dividend payments of $13.4 million, or $0.45 per share of common stock, during the thirty-nine weeks ended September 25, 2021. On November 2, 2021, the Company’s Board of Directors approved a dividend of $0.17 per share, to be paid on December 10, 2021 to stockholders of record as of November 19, 2021, totaling approximately $5.1 million.
We do not currently expect the restrictions in our debt instruments to impact our ability to make regular quarterly dividends pursuant to our quarterly dividend program. However, any future declarations of dividends, as well as the amount and timing of such dividends, are subject to capital availability and the discretion of our Board of Directors, which must evaluate, among other things, whether cash dividends are in the best interest of the Company and our stockholders.
Off-Balance Sheet Arrangements
The Company is required to provide standby letters of credit related to our securitized financing facility. Although the letters of credit are off-balance sheet, the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $3.5 million at September 25, 2021. We do not believe these arrangements have or are likely to have a material effect on our results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control, including inflation as compared to the prior year period. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for fresh bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 35.1% and 26.2% of our company-owned restaurant cost of sales during the thirty-nine weeks ended September 25, 2021 and September 26, 2020, respectively. We anticipate that the increased demand and cost of bone-in chicken wings will continue throughout fiscal year 2021 due to several challenges, such as labor shortages, which currently impact the poultry industry. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $1.5 million during the thirty-nine weeks ended September 25, 2021. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $477.6 million incurred under the 2020 Notes as of September 25, 2021 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the 2020 Variable Funding Notes; however, the Company had no outstanding borrowings under its 2020 Variable Funding Notes as of September 25, 2021, net of letters of credit issued of $3.5 million.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 25, 2021, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 25, 2021, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Wingstop Inc.
(Registrant)

Date:	November 3, 2021	By:	/s/ Charles R. Morrison
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2021	By:	/s/ Alex R. Kaleida
Chief Financial Officer
(Principal Financial Officer)