Form 10-K
period 2021-12-25
Wingstop Inc.
filed 2022-02-16
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 001-37425

WINGSTOP INC.
(Exact name of registrant as specified in its charter)

Delaware	47-3494862
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
15505 Wright Brothers Drive Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

(972) 686-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	WING	NASDAQ Global Select Market
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

As of June 26, 2021, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was approximately $4.7 billion, based on the closing price of the registrant’s common stock on June 25, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter.

As of February 15, 2022, there were 29,838,388 shares of common stock, par value of $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's 2022 annual meeting of stockholders, which will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 25, 2021, are incorporated by reference into Part III of this report.

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
Throughout this report, unless the context indicates otherwise, Wingstop Inc. (NASDAQ: WING) and its consolidated subsidiaries are referred to as the "Company," "Wingstop," or in the first-person notations of "we," "us," and "our."
General
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with over 1,700 locations worldwide. The first Wingstop opened in Garland, Texas in 1994, and we began franchising Wingstop restaurants in 1997. Since 2015, Wingstop Inc.'s common stock has traded on the Nasdaq Global Select Market under the symbol “WING.” We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings, boneless wings and tenders, always cooked to order, and hand-sauced-and-tossed in 11 bold, distinctive flavors.
The Company is primarily a franchisor, with approximately 98% of Wingstop’s restaurants currently owned and operated by independent franchisees. We operate in a single segment for reporting purposes and generate revenues by charging royalties, advertising fees, and franchise fees to our franchisees and by operating a number of our own restaurants. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating stockholder value through strong and consistent free cash flow and capital-efficient growth.
Our Brand
It is our mission to serve the world flavor. We offer our guests fresh, cooked-to-order wings with bold, layered flavors that touch all of the senses, and we complement our wings with fresh-cut, seasoned fries and fresh, hand-cut carrots and celery. We round out the flavor experience with ranch and bleu cheese dips that are made in-house daily. We never use heat lamps or microwaves in the preparation of our food.
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
Our Vision
Our vision is to become a Top 10 Global Restaurant Brand. Based on our internal analysis, we believe there is opportunity for our brand to grow to more than 4,000 restaurants across the United States and to more than 3,000 restaurants internationally. Our approach to becoming a Top 10 Global Restaurant Brand centers around the following key strategic priorities:
–sustaining long-term same store sales growth;
–maintaining best in class returns; and
–expanding our global footprint.
This approach is built upon the foundation of our investments in the people and infrastructure necessary to build our organization for the next level.
Sustaining Long-Term Same Store Sales Growth through Brand Awareness and Innovation
We believe in sustaining long-term same store sales growth through brand awareness. Our national advertising program is funded through the Wingstop Restaurants Advertising Fund (the “Ad Fund”), a consolidated not-for-profit advertising fund for which a percentage of gross sales is collected from Wingstop restaurant domestic franchisees and company-owned restaurants to be used for various forms of advertising for the Wingstop brand. Domestic franchisees are required to contribute 4% of gross sales to the Ad Fund. The continued growth of our national advertising program since its inception in 2017 supports elevated marketing spend and premium placements through an extensive range of social media and digital marketing channels, including search engine, digital video, and social media advertising, to allow us to target core customers and create top of mind consideration with relevant, impactful messaging.
We are making focused investments in customer relationship management (“CRM”) and our digital platform, which will allow us to transition from the traditional promotion-based marketing approach to a digital platform-based strategy. As a result of these investments, we continue to sustain digital sales above 60%.

Maintaining Best-in-Class Unit Economics
We believe the growing popularity of the Wingstop experience and the operational simplicity of our restaurants translate into attractive economics at our franchised- and company-owned locations. Existing franchisees accounted for approximately 93% of franchised restaurants opened in 2021 and approximately 94% of franchised restaurants opened in 2020, which we believe further underscores our restaurant model’s financial appeal.
Upon opening, our restaurant volume generally builds year after year. Our domestic average unit volume (“AUV”) has grown consistently, approximating $1.6 million during fiscal year 2021. Our operating model targets a low average estimated initial investment of approximately $400,000, excluding real estate purchase or lease costs and pre-opening expenses. In year two of operation, we target a franchisee unlevered cash-on-cash return of approximately 50%+. We believe low entry costs and high returns provide a compelling investment opportunity for our franchisees that has helped drive the continued growth of our system.
Expanding Our Global Footprint
We believe in the importance of building one global brand with a distinctive flavor experience that is consistent around the globe. This includes laying the groundwork for a global supply chain to support expansion of our global footprint, as well as creating a consistent digital presence centered around our global technology strategy which includes expanding our best-in-class domestic digital platform internationally.
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
We believe we can achieve our domestic restaurant potential by expanding in our existing markets where we believe we can double our current restaurant count, as well as continuing to expand into emerging markets. Our domestic market expansion strategy focuses on maximizing our brand market share and visibility in key priority markets. We have a robust development pipeline with approximately 90% of our domestic commitments as of December 25, 2021 from existing franchisees, supporting the strength of our restaurant business model and our positive franchisor-franchisee relationships.
We also believe that there is a significant opportunity to grow our business internationally. As of December 25, 2021, we had 197 international restaurants located in six countries, all of which were franchised. In fiscal year 2021, we opened 34 international locations. We believe that our restaurant operating model translates well internationally based on our small real estate footprint, our simplicity of operations, the universal and broad appeal of chicken, and our ability to customize our wide variety of flavors to local tastes.
Our Franchise
Franchise Overview
Our franchisees operated a total of 1,695 restaurants in 44 states and seven countries as of December 25, 2021. We have rigorous qualification criteria and training programs for our franchisees and require them to adhere to strict operating standards. We work hard to ensure that every Wingstop franchise location meets the same quality and customer service benchmarks in order to preserve the consistency and reliability of the Wingstop brand.
Franchisees (along with their managers) must attend and successfully complete a four-week training program prior to opening a new franchise restaurant. Our training program covers various topics including Wingstop culture, food preparation and storage, food safety, cleaning and sanitation, marketing and advertising, point of sale (“POS”) systems, accounting, and hospitality, among others.
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

We have a broad and diversified domestic franchisee base. Since 2014, the number of franchisees who own ten or more restaurants has more than doubled. This increase is consistent with our strategy to grow with our existing franchisees. As of December 25, 2021, our domestic franchise base had an average restaurant ownership of approximately six restaurants per franchisee and an average tenure of twelve years.
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
Under our current standard franchise agreement, each franchisee is required to pay us a royalty of 6% of their gross sales net of discounts. Each restaurant also contributes 4% of gross sales net of discounts to fund national marketing and advertising campaigns. Beginning in fiscal year 2022, the contribution rate will increase to 5% of gross sales net of discounts. These funds are managed by the Ad Fund and are primarily used to create advertising content and purchase digital and television advertising on a national level.
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
The principal raw materials for a Wingstop restaurant operation are bone-in and boneless chicken wings. Therefore, chicken is our largest product cost item and represented approximately 69% of all purchases for the 2021 fiscal year. Company-owned and franchised restaurants purchase their bone-in and boneless chicken wings from suppliers that we designate and approve. We designate sources for potatoes to ensure that they are grown to our specifications. We also require franchisees to use our proprietary sauces, seasonings, and spice blends and to purchase them and other proprietary products only from designated sources.
All food items and packaging goods for Wingstop restaurants are sourced through one distributor, Performance Food Group (“PFG”). There are 16 geographically diverse PFG distribution centers, which carry all products required for a Wingstop restaurant and service all of Wingstop’s domestic restaurants. PFG is contractually obligated to deliver products to our restaurants at least twice weekly. PFG provides consolidated deliveries with a tightly controlled and monitored cold chain. Its national distribution system has a documented recovery plan to handle any disruption. Wingstop contracts directly with manufacturers to sell products to PFG, who in turn receives a fee for delivering these items to our restaurants. The majority of Wingstop’s highest-spend items are formula or fixed-contract priced. Wingstop has also negotiated agreements with its soft drink suppliers to offer soft drink dispensing systems, along with associated branded products, in all Wingstop restaurants.

Information / Technology Systems
We have core information systems in place that, together with focused investments we are making in technology, we believe are designed to scale and support our future growth plans. We specify a POS system and restaurant management system in all domestic restaurants that helps facilitate the operation of the restaurants by recording sales, purchasing and inventory of goods, managing of labor and assessing restaurant performance. Our POS system and restaurant management system is configured to record and store financial information in a manner that we specify, and we require franchisees to provide us with continual and unlimited independent access to all information on each POS system.
We have an online ordering platform and mobile ordering applications that integrate with third party delivery providers and our POS system, which makes it easy for our guests to order-ahead, and which we believe leads to higher check averages.
We require our franchisees’ electronic information systems, including POS systems, comply with and maintain established network security standards, including applicable Payment Card Industry and data privacy standards.
Human Capital Resources
As of December 25, 2021, we employed 890 employees, affectionately referred to as team members, of whom 240 were full-time corporate-based and regional personnel. The remainder were part-time or restaurant-level team members. None of our team members are represented by a labor union or covered by a collective bargaining agreement, and we believe that we have good relations with our team members. Our franchise owners are independent business owners, so they and their team members are not included in our team member count and are not our team members.
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
We are committed to fostering an environment of diversity and inclusion, including among our board of directors, and having diverse representation across all levels of our workforce. Examples of some of our recent efforts and metrics include:
•we implemented unconscious bias training for all our corporate team members;
•currently 60% of our franchisees and 50% of our board of directors classify as diverse;
•we are a member of the Women’s Foodservice Forum;
•we launched a partnership with Disability Solutions to help reach talented and qualified people with disabilities to serve on our Wingstop team; and
•our Chief Executive Officer joined the CEO Action for Diversity and Inclusion.
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
Trademarks
We have many registered trademarks and believe that the Wingstop mark and Wingstop names and logos, in particular, have significant value and are important to our business. Our policy is to pursue registration of our trademarks and to vigorously oppose the infringement of any of our trademarks. We license the use of our registered marks to franchisees through franchise agreements.
Environmental Matters
We are not aware of any federal, state or local environmental laws or regulations that we would expect to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During the 2021 fiscal year, there were no material environmental compliance-related capital expenditures.
Community Involvement
In 2016, we created Wingstop Charities, a non-profit organization dedicated to enhancing and elevating the community work of our franchisees to make a difference in the lives of our youth. We are committed to strengthening the communities we serve by being strong, active, corporate citizens and good neighbors. In fiscal year 2021, more than 120 organizations and team members received grants or team member assistance. In fiscal year 2020, we donated $1 million to the National Restaurant Association Educational Foundation’s Restaurant Employee Relief Fund and, in partnership with our franchisees, donated more than one million meals to frontline workers and COVID-19 first responders. Since its inception, Wingstop Charities has donated over $1 million through local grants and team member assistance. To learn more about how Wingstop Charities is making an impact in our local communities, visit www.wingstopcharities.org.
Available Information
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
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. There are no established fixed price markets for bone-in chicken wings. As a result, we are subject to prevailing market conditions and remain susceptible to volatility in food costs. Any increase in the prices of the ingredients most critical to our menu, particularly chicken, could materially adversely affect our operating results. Food costs may also increase as a result of factors beyond our control, such as inflation, general economic conditions, seasonal fluctuations, weather conditions, feed prices, industry demand, food safety concerns, product recalls and government regulations. Additionally, avian influenza, or similar poultry-related diseases, may negatively affect the supply chain by increasing costs and limiting availability of chicken. As a result, we may not be able to anticipate or successfully react to changing food costs, including the price of bone-in chicken wings, by adjusting our purchasing practices, increasing our menu prices to pass along commodity price increases to our customers or making other operational adjustments, which could materially adversely affect our operating results.
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
Economic conditions in the U.S. and International markets have been and continue to be adversely impacted by the COVID-19 pandemic, which could materially adversely impact our business.
The global COVID-19 pandemic continues to impact economic conditions worldwide. A public health epidemic or outbreak, such as COVID-19, could have a significant impact on our business, employees, franchisees, distribution centers, suppliers, customers and other partners and could continue to disrupt operations due to social distancing or other restricting policies put in place. In response to the COVID-19 pandemic, we closed the dining rooms in all of our domestic restaurants, which at the time represented approximately 20% of our domestic system sales, and also closed the dining rooms in some of our international restaurants. We also incurred additional operating expenses at our company-owned restaurants due to the payment of increased incentive compensation to our full-time team members and increased selling, general and administrative expense due to COVID-19-related support provided to international franchisees. The COVID-19 pandemic and these responses to date have adversely affected and will continue to adversely affect our international guest traffic and sales and operating costs for our company-owned restaurants, and we cannot predict how long the pandemic will last or what other government responses may occur.
While the Company has seen an increase in sales in certain markets, including the U.S., during the COVID-19 pandemic, due to increased consumer reliance on delivery and carryout business, future sales are not possible to estimate and it is unclear whether and to what extent sales will return to more normalized levels if and when consumer behavior and general economic and business activity return to pre-pandemic levels. The ultimate impact of the COVID-19 pandemic, or pandemics in the future, on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 or other pandemic, which may result in an extended period of continued business disruption, reduced customer traffic, and reduced operations.
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
Our business could be adversely affected by increased labor costs.
Labor is a primary component of our operating costs. Increased labor costs due to factors such as competition for workers, labor shortages, labor market pressures, increased minimum wage requirements, paid sick leave or vacation accrual mandates, or other legal or regulatory changes, such as predictive scheduling, may adversely impact operating costs for us and our franchisees. Additional taxes or requirements to incur additional employee benefit costs, including the requirements of the Patient Protection and Affordable Care Act or any new or replacement healthcare requirements, could also adversely impact our operating costs.
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
Our franchisees, contractors and third parties with whom we do business have experienced cyber incidents and security breaches in which confidential or personal information could have been stolen and we, our franchisees, contractors and third parties with whom we do business may experience cyber incidents and security breaches in which confidential or personal information is stolen in the future. Third parties may have the technology or know-how to breach the security of confidential or personal information collected, stored or transmitted by us or our franchisees, and our and their security measures and those of third parties with whom we do business, including technology vendors, solution providers, software manufacturers and supply chain vendors, may not effectively prohibit others from obtaining improper access to this information. Third parties also may be able to develop and deploy viruses, worms and other malicious software programs, such as ransomware, that attack our, our franchisees’ and third parties with whom we do business’s systems or otherwise exploit any security vulnerabilities. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time, which may cause a breach to go undetected for an extensive period of time. Advances in computer and software capabilities, technology, new tools, and other developments may increase the risk of such a breach. If a person is able to circumvent the security measures of our business, our franchisees’ businesses or those of other third parties, he or she could destroy or steal valuable information or disrupt the operations of our business. In addition, our franchisees, contractors or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate confidential information and may purposefully or inadvertently cause a breach involving such information. The costs to us to eliminate any of the foregoing cybersecurity vulnerabilities or to address a cyber incident could be significant and have material adverse impact on our financial condition, results of operations and cash flows.
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
Our increasing reliance on credit or debit cards for payment increases the risk of regulatory compliance and security breaches, which could materially adversely impact our business or results of operations.
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
Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, computer, network and telecommunications failure, or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive software, worms, improper usage by employees, and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. In addition, such events could result in a need for a costly repair, upgrade or replacement of systems, or a decrease in, or in the collection of, royalties and Ad Fund contributions paid to us by our franchisees. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability which could materially affect our results of operations. It is also critical that we establish and maintain certain licensing and software agreements for the software we use in our day-to-day operations. A failure to procure or maintain these licenses could have a material adverse effect on our business operations.

There are risks associated with our increasing dependence on digital commerce platforms to maintain and grow sales, and limitations, disruptions or unavailability of our digital commerce platforms, or our ability to distribute our apps, could harm our ability to compete and conduct our business.
Customers are increasingly using e-commerce websites and apps, both domestically and internationally, like www.wingstop.com and our mobile ordering application, to order and pay for our products and select optional delivery and curbside services. As a result, we and our franchisees are increasingly reliant on digital ordering and payment for such sales, and portions of our digital commerce platforms depend on third party services, including cloud-based technologies and platforms. Our apps and other digital ordering and payment platforms could be damaged or interrupted by power loss, technological failures, cyber-attacks, other forms of sabotage or acts of God. In addition, the availability, distribution and functionality of our apps and updates to our apps are dependent on mobile app stores and their related policies, terms and conditions. Because we and our franchisees rely on digital orders for a significant portion of our sales, any limitations in functionality, interruptions or unavailability of any of our digital ordering or payment platforms could limit or delay customers’ ability to order through such platforms. Further, if our digital ordering and payment platforms do not meet customers’ expectations in terms of security, speed, attractiveness, or ease of use, customers may be less inclined to return to such platforms. Any such limitation, damage, interruption or unavailability of our digital commerce platforms or failure of those platforms to meet customers’ expectations could materially adversely affect our and our franchisees' sales and our results of operations and financial condition.
Any failure by us or our third-party delivery providers to provide timely and reliable delivery services may materially adversely affect our business and reputation.
As of December 25, 2021, delivery services were available at substantially all Wingstop restaurants throughout the United States. Interruptions or failures in our delivery services could prevent the timely or successful delivery of our products. These interruptions may be due to unforeseen events that are beyond our control or the control of our delivery providers, such as inclement weather, natural disasters, transportation disruptions, sabotage by an outside party, civil protests or labor unrest. In addition, changes in business practices of our delivery providers and governmental regulations could materially adversely impact delivery services and/or profitability.
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
Uncertainty in the law with respect to the assignment or allocation of liabilities in the franchise business model could materially adversely impact our profitability.
One of the legal foundations fundamental to the franchise business model has been that, absent special circumstances, a franchisor is generally not responsible for the acts, omissions, or liabilities of its franchisees, whether with respect to the franchisees’ employees or otherwise. In the last several years, this principle has been the subject of differing and inconsistent interpretations at the National Labor Relations Board and in the courts, and the question of whether a franchisor can be held liable for the actions or liabilities of a franchisee under a vicarious liability theory, sometimes called “joint employer,” has become highly fact dependent and generally uncertain. Further, legislation has been proposed from time to time to require franchisors to be responsible for ensuring franchisee compliance with certain laws. A regulatory, judicial or legislative determination that we are a “joint employer” with our franchisees or that our franchisees are part of one unified system subject to joint and several liability could subject us and/or our franchisees to liability for employment-related, health and safety related and other liabilities of our franchisees and could cause us to incur other costs that have a material adverse effect on our results of operations.
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
As of December 25, 2021, 59% of our 1,534 domestic restaurants were spread across Texas (26%), California (21%), Illinois (6%), and Florida (6%). Given our geographic concentrations, economic conditions and other unforeseen events, including but not limited to negative publicity, local strikes, terrorist attacks, increases in energy prices, natural or man-made disasters, adverse weather conditions, or the enactment of more stringent state and local laws and regulations in these areas, could have a disproportionate adverse effect on our business and results of operations.
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
Although we require all workers in our company-owned restaurants and in our corporate support office to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government to verify employment eligibility, in all of our company-owned restaurants and in our corporate support office. However, use of the “E-Verify” program does not guarantee that we will successfully identify all applicants who are ineligible for employment. Unauthorized workers may subject us to fines or penalties, and if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and it may be more difficult to hire and keep qualified employees. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state employment eligibility or immigration compliance laws. Failure by our franchisees to comply with employment eligibility or immigration laws may also result in adverse publicity and reputational harm to our brand and could subject them to fines, penalties and other costs. These factors could materially adversely affect our business, financial condition, or results of operations.
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
Damage to our reputation could negatively impact our business, financial condition, and results of operations.
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
The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning us may be posted on such platforms at any time. Information posted may be adverse to our interests and may be inaccurate, each of which may harm our performance, prospects, brand, or business. The harm may be immediate without affording us an opportunity for redress or correction. Negative publicity or incorrect information may materially adversely affect our reputation, business, financial condition, and results of operations.
Our expansion into international markets exposes us to a number of risks that may differ in each country where we have franchise restaurants.
As of December 25, 2021, we have franchised restaurants in six international countries and plan to continue to grow internationally. However, our international operations are in early stages. Expansion in international markets may be affected by local economic, market, and cultural conditions. Therefore, as we expand internationally, our franchisees may not experience the operating margins we expect, and our results of operations and growth may be materially adversely affected. Our financial condition and results of operations may be adversely affected if the global markets in which our franchised restaurants compete are affected by changes in political, economic, or other factors. These factors, over which neither our franchisees nor we have control, may include:
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
•global economic, legal, and regulatory factors unrelated to our performance;
•investors’ perceptions of our prospects;
•announcements by us or our competitors of significant contracts, acquisitions, joint ventures, or capital commitments; and
•investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives.
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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management, and may discourage, delay, or prevent a transaction involving a change of control of our company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if stockholders view them as discouraging future takeover attempts. In addition, we have opted out of the Delaware General Corporation Law (“DGCL”) Section 203, relating to business combinations with interested stockholders, but our amended and restated certificate of incorporation provides that engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our capital stock) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions.
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
Our ability to pay dividends in the future will depend upon, among other factors, our cash balances and potential future capital requirements, debt service requirements, earnings, financial condition, the general economic and regulatory climate, and other factors beyond our control that our board of directors may deem relevant. Our dividend payments may change from time to time, and we may not continue to declare dividends in the future. A reduction in or elimination of our dividend payments could have a negative effect on our stock price.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We own a 78,000 square foot office building in Addison, Texas, which we use as our corporate headquarters and global support center.
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
Due to lower square footage requirements, our restaurants can be located in a variety of locations. They tend to be located primarily in shopping centers, as in-line or end-cap locations. Our restaurants generally occupy approximately 1,700 square feet of leased retail space. As of December 25, 2021, we and our franchisees operated 1,695 restaurants in 44 states and 7 countries.

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
As of February 15, 2022, there were 5 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the fiscal year ended December 25, 2021 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 25, 2021.
Performance Graph
The following performance graph compares the dollar change in the cumulative stockholder return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the S&P 600 Restaurants Index. This graph assumes a $100 investment in our common stock and in each of the foregoing indices on December 31, 2016, and assumes the reinvestment of dividends, if any. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock, and historical stock price performance should not be relied upon as an indication of future stock price performance. This graph is “furnished” and not “filed” with the SEC and it is not “soliciting material”, and should not be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Comparison of Cumulative Total Return

600
500
400
300
200
100
0
12/31/16
12/30/17
12/29/18
12/28/19
12/26/20
12/25/21
Wingstop Inc.
NASDAQ Composite
S&P 600 Restaurant

Dividends on Common Stock
Please refer to “Note 3 - Dividends” of the Notes to the Consolidated Financial Statements for information on dividends declared and paid in the fiscal years ended December 25, 2021 and December 26, 2020.
On February 15, 2022, the Company’s board of directors declared a quarterly dividend of $0.17 per share of common stock, to be paid on March 25, 2022 to stockholders of record as of March 11, 2022, totaling approximately $5.1 million.
We evaluate dividend payments on common stock within the context of our overall capital allocation strategy with our board of directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amount of such dividends.

Item 6.

Reserved.

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
A comparison of our results of operations and cash flows for fiscal year 2020 compared to fiscal year 2019 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020, filed with the SEC on February 17, 2021.
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of December 25, 2021, we had a total 1,731 restaurants in our system. Our restaurant base is 98% franchised, with 1,695 franchised locations (including 197 international locations) and 36 company-owned restaurants as of December 25, 2021. We generate revenues by charging royalties, advertising fees and franchise fees to our franchisees and by operating a number of our own restaurants.
We plan to grow our business by opening new franchised restaurants and increasing our same store sales, while leveraging our franchise model to create shareholder value. Domestic same store sales have increased for 18 consecutive years beginning in 2004, which includes 5-year cumulative domestic same stores sales growth of 49.6% since the beginning of fiscal year 2017. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating shareholder value through strong and consistent operating cash flow and capital-efficient growth.
Change in Presentation
Beginning in the first quarter of 2021, headcount related expenses that support our national advertising fund are presented within “Advertising expenses” on the Consolidated Statements of Comprehensive Income. Prior to the first quarter of 2021, these expenses were presented within “Selling, general and administrative.” Prior period amounts have been reclassified to conform to the current presentation. This reclassification had no impact on operating income, balance sheets or statements of cash flows.
Impact of COVID-19
The COVID-19 pandemic has continued to have varying degrees of disruption on our business. Throughout the pandemic, substantially all of our domestic restaurants have remained open, with the majority of our dining rooms closed and locations operating in an off-premise capacity, leveraging our carryout and delivery capabilities.
Our carryout and delivery capabilities have positioned us to continue our strong domestic same store sales growth through the end of the fourth quarter of 2021; however, our business has been challenged by COVID-19-related labor availability and wage inflation, and while we have not had significant disruptions in our supply chain, we have experienced higher product costs and inflationary pressures. While we do not know the future impact COVID-19 will have on our business, we expect labor and supply chain challenges and inflation to continue into at least fiscal year 2022.
Highlights for Fiscal Year 2021:
•System-wide restaurant count increased 12.5% over the prior fiscal year to a total of 1,731 worldwide locations, driven by 193 net unit openings;
•Domestic same store sales increased 8.0% over the prior fiscal year;
•Two-year domestic same store sales increased 29.4%
•Company-owned restaurant same store sales increased 3.4% over the prior fiscal year;
•Digital sales continue to exceed 60%;
•Domestic AUV increased to approximately $1.6 million;
•System-wide sales increased 20.2% over the prior fiscal year to approximately $2.3 billion;
•Total revenue increased 13.5% over the prior fiscal year to $282.5 million;
•Net income increased 83.0% over the prior fiscal year to $42.7 million, or $1.42 per diluted share, compared to $23.3 million, or $0.78 per diluted share in the prior fiscal year; and
•Adjusted EBITDA increased 23.0% over the prior fiscal year to $88.4 million.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth, system-wide sales, royalty and franchise fee revenue, and company-owned restaurant sales.

	Year Ended
	December 25, 2021	December 26, 2020
Domestic Franchised Activity:
Beginning of period	1,327	1,200
Openings	170	131
Closures	(2)	(5)
Acquired by Company	(3)	(6)
Re-franchised by Company	6	7
Restaurants end of period	1,498	1,327

Domestic Company-Owned Activity:
Beginning of period	32	31
Openings	7	2
Closures	—	—
Acquired from franchisees	3	6
Re-franchised to franchisees	(6)	(7)
Restaurants end of period	36	32

Total Domestic Restaurants	1,534	1,359

International Franchised Activity:
Beginning of period	179	154
Openings	34	26
Closures	(16)	(1)
Restaurants end of period	197	179

Total System-wide Restaurants	1,731	1,538
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

EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, net, income tax expense, and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, net, income tax expense, and depreciation and amortization, further adjusted for losses on debt extinguishment and refinancing transactions, transaction costs, costs and fees associated with investments in our strategic initiatives, gains and losses on the disposal of assets, and stock-based compensation expense. For a reconciliation of net income to EBITDA and Adjusted EBITDA and for further discussion of EBITDA and Adjusted EBITDA as non-GAAP measures and how we utilize them, see footnote 2 below.
Adjusted Net Income and Adjusted Earnings Per Diluted Share. We define Adjusted net income as net income adjusted for losses on debt extinguishment and refinancing transactions, transaction costs, costs and fees associated with investments in our strategic initiatives, gains and losses on the disposal of assets, and related tax adjustments that management believes are not indicative of the Company’s core operating results or business outlook over the long-term. We define Adjusted earnings per diluted share as Adjusted net income divided by weighted average diluted share count. For a reconciliation of net income to Adjusted net income and for further discussion of Adjusted net income and Adjusted earnings per diluted share as non-GAAP measures and how we utilize them, see footnote 3 below.
The following table sets forth our key performance indicators for the fiscal years ended December 25, 2021 and December 26, 2020 (in thousands, except unit data):

	Year ended
	December 25, 2021	December 26, 2020
Number of system-wide restaurants at period end	1,731	1,538
System-wide sales(1)	$2,344,728	$1,950,570
Domestic AUV	$1,592	$1,489
Domestic same store sales growth	8.0%	21.4%
Company-owned domestic same store sales growth	3.4%	14.2%
Total revenue	$282,502	$248,811
Net income	$42,658	$23,306
Adjusted EBITDA(2)	$88,393	$71,882
Adjusted net income (3)	$40,323	$32,500

(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.0% and 3.2% for the fiscal years ended December 25, 2021 and December 26, 2020, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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

The following table reconciles Net income to EBITDA and Adjusted EBITDA for the fiscal years ended December 25, 2021 and December 26, 2020 (in thousands):

	Year ended
	December 25, 2021	December 26, 2020
Net income	$42,658	$23,306
Interest expense, net	14,984	16,782
Income tax expense	16,249	3,637
Depreciation and amortization	7,943	7,518
EBITDA	$81,834	$51,243
Additional adjustments:
Loss on debt extinguishment and refinancing transactions (a)	—	13,816
Gain on disposal of assets, net (b)	(3,497)	(3,093)
Consulting fees (c)	425	1,358
Stock-based compensation expense (d)	9,631	8,558
Adjusted EBITDA	$88,393	$71,882

(a) Represents costs and expenses related to the refinancing of our securitized financing facility and payment of a special dividend; all transaction costs are included in Loss on debt extinguishment and refinancing transactions on the Consolidated Statements of Comprehensive Income, with the exception of $151,000 during the year ended December 26, 2020 that is included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(b) Represents a gain resulting from the re-franchise of company-owned restaurants to franchisees, which is included in Gain on sale of restaurants and other expenses, net on the Consolidated Statements of Comprehensive Income.
(c) Represents costs and expenses related to consulting projects to support the Company's strategic initiatives, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
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

The following table reconciles net income to Adjusted net income and calculates adjusted earnings per diluted share for the fiscal years ended December 25, 2021 and December 26, 2020 (in thousands):

	Year Ended
	December 25, 2021	December 26, 2020
Numerator:
Net income	$42,658	$23,306
Adjustments:
Loss on debt extinguishment and refinancing transactions (a)	—	13,816
Gain on disposal of assets, net (b)	(3,497)	(3,093)
Consulting fees (c)	425	1,358
Tax effect of adjustments (d)	737	(2,887)
Adjusted net income	$40,323	$32,500

Denominator:
Weighted-average shares outstanding - diluted	29,944	29,804

Adjusted earnings per diluted share	$1.35	$1.09

(a) Represents costs and expenses related to the refinancing of our securitized financing facility and payment of a special dividend; all transaction costs are included in Loss on debt extinguishment and refinancing transactions with the exception of $151,000 during the year ended December 26, 2020 that is included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(b) Represents a gain resulting from the re-franchise of company-owned restaurants to franchisees which is included in Gain on sale of restaurants and other expenses, net on the Consolidated Statements of Comprehensive Income.
(c) Represents costs and expenses related to a consulting project to support the Company's strategic initiatives, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(d) Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an assumed effective tax rate of 24% for the periods ended December 25, 2021 and December 26, 2020, which includes provisions for U.S. federal income taxes, and assumes the respective statutory rates for applicable state and local jurisdictions.

Results of Operations
Year ended December 25, 2021 compared to year ended December 26, 2020
The following table sets forth certain income and expense items included in the Consolidated Statements of Comprehensive Income for fiscal year 2021 and fiscal year 2020 (in thousands, except for percentages):

	Year ended		Increase / (Decrease)
	December 25, 2021	December 26, 2020	$	%
Revenue:
Royalty revenue, franchise fees and other	$130,676	$108,883	$21,793	20.0%
Advertising fees	81,529	74,930	6,599	8.8%
Company-owned restaurant sales	70,297	64,998	5,299	8.2%
Total revenue	282,502	248,811	33,691	13.5%
Costs and expenses:
Cost of sales (1)	57,416	48,583	8,833	18.2%
Advertising expenses	83,989	77,329	6,660	8.6%
Selling, general and administrative	62,895	61,084	1,811	3.0%
Depreciation and amortization	7,943	7,518	425	5.7%
Gain on sale of restaurants and other expenses, net	(3,497)	(3,093)	(404)	13.1%
Total costs and expenses	208,746	191,421	17,325	9.1%
Operating income	73,756	57,390	16,366	28.5%
Interest expense, net	14,984	16,782	(1,798)	(10.7)%
Loss on debt extinguishment and refinancing transactions	—	13,665	(13,665)	(100.0)%
Other income	(135)	—	(135)	(100.0)%
Income before income tax expense	58,907	26,943	31,964	118.6%
Income tax expense	16,249	3,637	12,612	346.8%
Net income	$42,658	$23,306	$19,352	83.0%

(1)	Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.

Total Revenue. During fiscal year 2021, total revenue was $282.5 million, an increase of $33.7 million, or 13.5%, compared to $248.8 million in the prior fiscal year.

Royalty revenue, franchise fees and other increased $21.8 million primarily due to domestic same store sales growth of 8.0% as well as 189 net franchise restaurant openings since December 26, 2020.

Advertising fees increased $6.6 million primarily due to the 20.2% increase in system-wide sales during fiscal year 2021. This was partially offset by a $6.9 million rebate of advertising surplus that was returned to franchisees during the third quarter of 2021 in an effort to mitigate record high wing price inflation.

Company-owned restaurant sales increased $5.3 million primarily due to the opening of seven new company-owned restaurants since the prior year comparable period, resulting in additional sales of $2.7 million. Also contributing to the increase was company-owned same store sales growth of 3.4%, which was driven by an increase in average ticket.

Cost of sales. The table below presents the major components of Cost of sales (in thousands, except for percentages):

	Year ended	As a % of company-owned restaurant sales	Year ended	As a % of company-owned restaurant sales
	December 25, 2021		December 26, 2020
Cost of sales:
Food, beverage and packaging costs	$31,496	44.8%	$23,303	35.9%
Labor costs	16,022	22.8%	15,801	24.3%
Other restaurant operating expenses	10,973	15.6%	10,806	16.6%
Vendor rebates	(1,559)	(2.2)%	(1,342)	(2.1)%
Cost of sales (excluding pre-opening expenses)	56,932	81.0%	48,568	74.7%
Pre-opening expenses	484	0.7%	15	—%
Total cost of sales	$57,416	81.7%	$48,583	74.7%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 44.8% in fiscal year 2021 compared to 35.9% in the prior fiscal year. The increase is primarily due to a 40.9% increase in the cost of bone-in chicken wings, representing record-high wing inflation as compared to the prior fiscal year.
Labor costs as a percentage of company-owned restaurant sales were 22.8% in fiscal year 2021 compared to 24.3% in the prior fiscal year. The decrease as a percentage of company-owned restaurant sales was primarily due to incentive pay provided to team members in response to the COVID-19 pandemic during the prior fiscal year, partially offset by a highly competitive labor market that resulted in increases in company-owned restaurant wages and hiring and training costs during the current fiscal year.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 15.6% in fiscal year 2021 compared to 16.6% in the prior fiscal year. The decrease as a percentage of company-owned restaurant sales was primarily due to a decrease in delivery fees and other operating expenses.
Pre-opening expenses as a percentage of company-owned restaurant sales were 0.7% in fiscal year 2021 due to our investment in opening company-owned restaurants in Manhattan during the current fiscal year.
Advertising expenses. Advertising expenses were $84.0 million in fiscal year 2021 compared to $77.3 million in the prior fiscal year. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative ("SG&A"). SG&A was $62.9 million in fiscal year 2021, an increase of $1.8 million, or 3.0%, compared to $61.1 million in the prior fiscal year. The increase in SG&A was primarily due to an increase of $2.9 million in headcount-related expenses to support the growth in our business, inclusive of stock-based compensation expense, an increase of $1.4 million in travel expense, and an increase of $0.9 million in technology expenses. These increases were partially offset by a decrease of $2.5 million related to COVID-19 and support provided to international franchisees in the prior year period, as well as $0.9 million related to strategic investments made in the prior year period.
Depreciation and amortization. Depreciation and amortization was $7.9 million in fiscal year 2021, an increase of $0.4 million, or 5.7%, compared to $7.5 million in the prior fiscal year.
Interest expense, net. Interest expense, net was $15.0 million in fiscal year 2021, a decrease of $1.8 million, or 10.7%, compared to $16.8 million in the prior fiscal year. The decrease was due to the refinancing of our securitized financing facility on October 30, 2020, which increased our outstanding debt by $162.4 million and reduced our interest rate from 4.97% to 2.84%.
Loss on debt extinguishment and refinancing transactions. Loss on debt extinguishment and refinancing transactions was $13.7 million during fiscal year 2020 due to costs and fees associated with the refinancing of our securitized financing facility on October 30, 2020.
Income tax expense. Income tax expense was $16.2 million in fiscal year 2021, yielding an effective tax rate of 27.6%, compared to an effective tax rate of 13.5% in the prior fiscal year. The increase in the effective tax rate was primarily due to the impact of excess tax benefits associated with stock options exercised during fiscal year 2020.

Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and borrowings available under our securitized financing facility. Our primary requirements for liquidity and capital are working capital, general corporate needs, capital expenditures, income tax payments, debt service requirements, and dividend payments. Historically, we have operated with minimal positive working capital or with negative working capital. We generally reinvest available cash flows from operations to invest in our business, service our debt obligations, and pay dividends.
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our Variable Funding Notes. As of December 25, 2021, the Company had $54.9 million of cash and restricted cash on its balance sheet and $46.5 million of borrowing availability under its Variable Funding Notes.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility including our Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
The following table shows summary cash flows information for the fiscal years 2021 and 2020 (in thousands):

	Year ended
	December 25, 2021	December 26, 2020
Net cash provided by (used in):
Operating activities	$48,878	$65,530
Investing activities	(29,853)	(7,987)
Financing activities	(23,389)	(19,448)
Net change in cash, cash equivalents and restricted cash	$(4,364)	$38,095
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
Net cash provided by operating activities was $48.9 million in fiscal year 2021, a decrease of $16.7 million from cash provided by operating activities of $65.5 million in the prior fiscal year. The decrease is primarily due to changes in Ad Fund cash and cash equivalents, directly related to the timing of payments for expenses incurred for national advertising, which is offset by an increase in operating income.
Investing activities. Our net cash used in investing activities was $29.9 million in fiscal year 2021, an increase of $21.9 million, from $8.0 million in fiscal year 2020. The increase in cash used in investing activities was primarily due to an increase in capital expenditures related to our investments in technology and the remodel of our corporate headquarters building, as well as a payment of $4.2 million related to a foreign investment (see Note 10 in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report).
Financing activities. Our net cash used in financing activities was $23.4 million in fiscal year 2021, an increase of $3.9 million, from cash used in financing activities of $19.4 million in fiscal year 2020. The increase was primarily due to an increase in the regular quarterly dividend, which totaled $18.5 million in fiscal year 2021, compared to $14.8 million in fiscal year 2020. Additionally, in fiscal year 2020, we paid a special dividend in connection with the refinancing of our debt totaling $148.4 million and incurred deferred financing and other debt-related costs of $18.6 million, which were funded by additional net borrowings of $162.4 million.

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
Dividends. We paid quarterly cash dividends of $0.14 per share of common stock aggregating $8.3 million for the first two quarters of 2021. We paid quarterly cash dividends of $0.17 per share of common stock aggregating $10.1 million for the third and fourth quarters of 2021. On February 15, 2022, the Company’s board of directors approved a dividend of $0.17 per share, to be paid on March 25, 2022 to stockholders of record as of March 11, 2022, totaling approximately $5.1 million.
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
Contractual Obligations
Our cash requirements greater than twelve months from contractual obligations and commitments include:
Debt Obligations and Interest Payments. Refer to Note 11, Debt Obligations, of the notes to the consolidated financial statements for further information of our obligations and the timing of expected payments.
Operating Leases. Refer to Note 12, Leases, of the notes to the consolidated financial statements for further information of our obligations and the timing of expected payments.
Indemnifications. We are parties to certain indemnifications to third parties in the ordinary course of business. We believe the probability of incurring an actual liability under such indemnifications is sufficiently remote so that no liability has been recorded.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting policies and estimates are more fully described in Note 1 to the Consolidated Financial Statements. However, we believe the accounting policies described below are particularly important to the portrayal and understanding of our financial position and results of operations.
Revenue Recognition
Royalties, including franchisee contributions to the Ad Fund, are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement. The recognition of this revenue is dependent upon the franchise restaurant sales reported by the franchisee through the point of sale system and can require us to make estimates and assumptions.

Item 7A.	Quantitative and Qualitative Disclosures of Market Risks
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for bone-in chicken wings, and as a result we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 34.5% and 27.4% of our company-owned restaurant costs of sales in fiscal years 2021 and 2020. A hypothetical 10.0% increase in the bone-in chicken wing costs in fiscal year 2021 would have increased costs of sales by approximately $2.0 million during the year. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $477.6 million incurred under the 2020 Notes as of December 25, 2021 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the 2020 Variable Funding Notes; however, the Company had no outstanding borrowings under its 2020 Variable Funding Notes as of December 25, 2021, net of letters of credit issued of $3.5 million.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 25, 2021 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 25, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of December 25, 2021, our internal control over financial reporting is effective based on those criteria.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 25, 2021.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Wingstop Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Wingstop Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 25, 2021 and December 26, 2020, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the fiscal years in the three-year period ended December 25, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP

Dallas, Texas
February 16, 2022

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item 10 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 11.	Executive Compensation
Information required by this Item 11 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item 12 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The Company’s independent registered public accounting firm is KPMG LLP. Information required by this Item 14 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

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
3.1
Amended and Restated Certificate of Incorporation of Wingstop Inc., as amended through June 15, 2020, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2020 (File No. 001-37425) and incorporated herein by reference.

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

4.3
Series 2020-1 Supplement to Base Indenture, dated as of October 30, 2020, by and between Wingstop Funding LLC, as Issuer of the Series 2020-1 fixed rate senior secured notes, Class A-2, and Series 2020-1 variable funding senior secured notes, Class A-1, and Citibank, N.A., as Trustee and Series 2020-1 Securities Intermediary, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-37425) of the Company on November 2, 2020 and incorporated herein by reference.

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

10.2
Amended and Restated Management Agreement, dated as of October 30, 2020, by and among Wingstop Funding LLC, Wingstop Franchising LLC, Wingstop Guarantor LLC, Wingstop Restaurants Inc., as Manager, and Citibank, N.A., as Trustee, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37425) on November 2, 2020 and incorporated herein by reference.

10.3†
Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference.

10.4†
Amendment One to the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, effective as of June 11, 2015, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2015 (File No. 001-37425) and incorporated herein by reference.

10.5†
Amendment Two to the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, effective as of August 3, 2017, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 001-37425) and incorporated herein by reference.

10.6†
Amended and Restated Form of Performance-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2020 (File No. 001-37425) and incorporated herein by reference.

10.7†
Amended and Restated Form of Service-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (File No. 001-37425) and incorporated herein by reference.

10.8†
Amended and Restated Form of Restricted Stock Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (File No. 001-37425) and incorporated herein by reference.

10.9†
Amended and Restated Form of Stock Option Award Agreement under the Wingstop Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2020 (File No. 001-37425) and incorporated herein by reference.

10.10†
Wingstop Inc. Amended and Restated Executive Severance Plan, effective as of February 26, 2019, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (File No. 001-37425) and incorporated herein by reference.

10.11†
Form of Wingstop Inc. Executive Severance Plan Participation Agreement, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (File No. 001-37425) and incorporated herein by reference.

10.12†
Amended and Restated Employment Agreement, dated November 13, 2019, by and between Wingstop Restaurants Inc. and Charles Morrison, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (File No. 001-37425) and incorporated herein by reference.

10.13†	Form of Indemnification Agreement, filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference.
10.14†
Wingstop Inc. Employee Stock Purchase Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2019 (File No. 001-37425) and incorporated herein by reference.

21.1*	List of Subsidiaries of Wingstop Inc.
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
24.1*	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
___________________
*Filed herewith.
** The certifications attached as Exhibits 32.1 and 32.2 furnished herewith are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of Wingstop Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing except to the extent the registrant specifically incorporates it by reference.
†Indicates management contract or compensatory plan or arrangement.

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

Name	Title	Date
/s/ Charles R. Morrison	Chairman and Chief Executive Officer	February 16, 2022
Charles R. Morrison	(Principal Executive Officer)
/s/ Alex R. Kaleida	Chief Financial Officer	February 16, 2022
Alex R. Kaleida	(Principal Financial and Accounting Officer)
/s/ Lynn Crump-Caine	Lead Independent Director	February 16, 2022
Lynn Crump-Caine
/s/ Krishnan Anand	Director	February 16, 2022
Krishnan Anand
/s/ David L. Goebel	Director	February 16, 2022
David L. Goebel
/s/ Michael J. Hislop	Director	February 16, 2022
Michael J. Hislop
/s/ Kate S. Lavelle	Director	February 16, 2022
Kate S. Lavelle
/s/ Kilandigalu M. Madati	Director	February 16, 2022
Kilandigalu M. Madati
/s/ Wesley S. McDonald	Director	February 16, 2022
Wesley S. McDonald

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Wingstop Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Wingstop Inc. and subsidiaries (the Company) as of December 25, 2021 and December 26, 2020, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the fiscal years in the three-year period ended December 25, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 25, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the sufficiency of audit evidence obtained over royalty revenue and advertising fees
As discussed in Notes 1 and 17 to the consolidated financial statements, the Company recognized $119.4 million of royalty revenue and $81.5 million of advertising fees for the year ended December 25, 2021. Royalty revenue and advertising fees are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement.
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
Dallas, Texas
February 16, 2022

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value data)

	December 25, 2021	December 26, 2020

Assets
Current assets
Cash and cash equivalents	$48,583	$40,858
Restricted cash	3,448	4,815
Accounts receivable, net	6,993	4,929
Prepaid expenses and other current assets	4,928	5,532
Advertising fund assets, restricted	6,197	16,486
Total current assets	70,149	72,620
Property and equipment, net	54,503	27,948
Goodwill	56,877	53,690
Trademarks	32,700	32,700
Customer relationships, net	10,302	11,600
Other non-current assets	24,672	13,007
Total assets	$249,203	$211,565
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$5,414	$3,658
Other current liabilities	28,070	26,729
Current portion of debt	—	3,600
Advertising fund liabilities	6,197	16,486
Total current liabilities	39,681	50,473
Long-term debt, net	469,394	466,933
Deferred revenues, net of current	28,024	24,962
Deferred income tax liabilities, net	7,432	4,480
Other non-current liabilities	14,197	6,027
Total liabilities	558,728	552,875
Commitments and contingencies (see Note 13)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,837,454 and 29,687,123 shares issued and outstanding as of December 25, 2021 and December 26, 2020, respectively	299	297
Additional paid-in-capital	463	421
Retained deficit	(310,031)	(342,028)
Accumulated other comprehensive loss	(256)	—
Total stockholders' deficit	(309,525)	(341,310)
Total liabilities and stockholders' deficit	$249,203	$211,565
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019

Revenue:
Royalty revenue, franchise fees and other	$130,676	$108,883	$88,291
Advertising fees	81,529	74,930	55,932
Company-owned restaurant sales	70,297	64,998	55,453
Total revenue	282,502	248,811	199,676
Costs and expenses:
Cost of sales (1)	57,416	48,583	41,105
Advertising expenses	83,989	77,329	60,008
Selling, general and administrative	62,895	61,084	50,178
Depreciation and amortization	7,943	7,518	5,484
Gain on sale of restaurants and other expenses, net	(3,497)	(3,093)	—
Total costs and expenses	208,746	191,421	156,775
Operating income	73,756	57,390	42,901
Interest expense, net	14,984	16,782	17,136
Loss on debt extinguishment and refinancing transactions	—	13,665	—
Other income	(135)	—	—
Income before income tax expense	58,907	26,943	25,765
Income tax expense	16,249	3,637	5,289
Net income	$42,658	$23,306	$20,476

Earnings per share
Basic	$1.43	$0.79	$0.70
Diluted	$1.42	$0.78	$0.69

Weighted average shares outstanding
Basic	29,769	29,601	29,415
Diluted	29,944	29,804	29,670

Dividends per share	$0.62	$5.50	$0.40

Other comprehensive income (loss)
Currency translation adjustment	$(256)	$—	$—
Other comprehensive income (loss)	(256)	—	—
Comprehensive income	$42,402	$23,306	$20,476
(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 29, 2018	29,296,939	293	1,036	(226,159)	—	(224,830)
Adjustment for ASC 842 adoption	—	—	—	154	—	154
Net income	—	—	—	20,476	—	20,476
Shares issued under stock plans	176,201	2	687	—	—	689
Tax payments for restricted stock upon vesting	(15,912)	—	—	(1,149)	—	(1,149)
Stock-based compensation expense	—	—	6,974	—	—	6,974
Dividends declared on common stock and equivalents	—	—	(8,145)	(3,597)	—	(11,742)
Balance at December 28, 2019	29,457,228	295	552	(210,275)	—	(209,428)
Net income	—	—	—	23,306	—	23,306
Shares issued under stock plans	233,051	2	923	—	—	925
Tax payments for restricted stock upon vesting	(3,156)	—	—	(340)	—	(340)
Stock-based compensation expense	—	—	8,558	—	—	8,558
Dividends declared on common stock and equivalents	—	—	(9,612)	(154,719)	—	(164,331)
Balance at December 26, 2020	29,687,123	297	421	(342,028)	—	(341,310)
Net income	—	—	—	42,658	—	42,658
Shares issued under stock plans	161,873	2	746	—	—	748
Tax payments for restricted stock upon vesting	(11,542)	—	—	(1,915)	—	(1,915)
Stock-based compensation expense	—	—	9,631	—	—	9,631
Dividends declared on common stock and equivalents	—	—	(10,335)	(8,746)	—	(19,081)
Currency translation adjustment	—	—	—	—	(256)	(256)
Balance at December 25, 2021	29,837,454	299	463	(310,031)	(256)	(309,525)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019

Operating activities
Net income	$42,658	$23,306	$20,476
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,943	7,518	5,484
Deferred income taxes	2,953	(4)	(426)
Stock-based compensation expense	9,631	8,558	6,974
Gain on disposal of assets	(3,497)	(3,093)	—
Loss on debt extinguishment and refinancing transactions	—	13,665	—
Amortization of debt issuance costs	1,401	1,567	1,586
Changes in operating assets and liabilities:
Accounts receivable	(2,135)	246	496
Prepaid expenses and other assets	(2,659)	1,089	323
Advertising fund assets and liabilities, net	(10,723)	10,061	(449)
Accounts payable and other current liabilities	(268)	1,507	3,086
Deferred revenue	3,386	3,198	881
Other non-current liabilities	188	(2,088)	152
Cash provided by operating activities	48,878	65,530	38,583

Investing activities
Purchases of property and equipment	(28,021)	(6,052)	(22,486)
Acquisitions of restaurants from franchisees	(4,876)	(6,735)	(1,245)
Proceeds from sales of assets	7,207	4,800	—
Payments for investments (Note 10)	(4,163)	—	—
Cash used in investing activities	(29,853)	(7,987)	(23,731)

Financing activities
Proceeds from exercise of stock options	748	925	689
Borrowings of long-term debt	—	496,000	5,000
Repayments of long-term debt	(2,400)	(333,600)	(7,400)
Payment of deferred financing costs and other debt-related costs	—	(18,641)	(15)
Tax payments for restricted stock upon vesting	(1,915)	(340)	(1,149)
Dividends paid	(19,822)	(163,792)	(11,742)
Cash used in financing activities	(23,389)	(19,448)	(14,617)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(4,364)	38,095	235
Cash, cash equivalents, and restricted cash at beginning of period	59,270	21,175	20,940
Cash, cash equivalents, and restricted cash at end of period	$54,906	$59,270	$21,175

Supplemental information:
Accrued capital expenditures	$5,074	$—	$—
Cash paid for interest	$15,035	$14,549	$16,929
Cash paid for taxes	$10,423	$7,262	$5,407
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Basis of Presentation and Summary of Significant Accounting Policies
Overview
Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of December 25, 2021, the Company had a total of 1,731 restaurants in its system. The Company's restaurant base is 98% franchised, with 1,695 franchised locations (including 197 international locations) and 36 company-owned restaurants as of December 25, 2021. The Company operates as a single segment for reporting purposes.
Summary of Significant Accounting Policies

(a)	Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Wingstop Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Year End
The Company uses a 52/53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2021, 2020, and 2019 each consisted of 52 weeks.

(c)	Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions, primarily related to long-lived asset valuation, indefinite and finite lived intangible asset valuation, income taxes, investments, leases, stock-based compensation, contingencies, and common stock equity valuations. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could differ from those estimates.

(d)	Cash, Cash Equivalents, and Restricted Cash
The Company continually monitors its positions with, and the credit quality of, the financial institutions in which it maintains its deposits and investments. As of December 25, 2021 and December 26, 2020, the Company maintained balances in various cash accounts in excess of federally insured limits. All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents.
Restricted cash includes cash and cash equivalents held for future principal and interest payments as required by the Company's debt agreements (see Note 11). The Company also has Advertising fund restricted cash, which can only be used for activities that promote the Wingstop brand.

Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets that are included in the Consolidated Statements of Cash Flows as of December 25, 2021 and December 26, 2020 were as follows (in thousands):

	December 25, 2021	December 26, 2020
Cash and cash equivalents	$48,583	$40,858
Restricted cash	3,448	4,815
Restricted cash, included in Advertising fund assets, restricted	2,875	13,597
Total cash, cash equivalents, and restricted cash	$54,906	$59,270

(e)	Accounts Receivable
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

(f)	Inventories
Inventories, which consist of food and beverage products, paper goods, and supplies, are valued at the lower of cost (first-in, first-out) or market.

(g)	Property and Equipment
Property and equipment is recorded at cost less accumulated depreciation. Property and equipment is depreciated based on the straight-line method over the following estimated useful lives:

Property and Equipment	Estimated Useful Lives
Building	40 years
Leasehold and other improvements	Lesser of 7 to 10 years or the expected lease term
Equipment, furniture and fixtures	3 to 7 years
Computer software	3 years
At the time property and equipment are retired, the asset and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in earnings. The Company expenses repair and maintenance costs that maintain the appearance and functionality of the restaurant but do not extend the useful life of any restaurant asset. Improvements to leased properties are depreciated over the shorter of their useful life or the lease term, which includes a fixed, non-cancelable lease term plus any reasonably assured renewal periods.

(h)	Impairment or Disposal of Long-Lived Assets
Property and equipment and finite-life intangible assets are reviewed for impairment periodically and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment and finite-lived intangible assets is performed at the component level, which is generally an individual restaurant and requires judgment and an estimate of future restaurant generated cash flows. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections. The Company did not record any impairment losses on long-lived assets in fiscal years 2021, 2020, or 2019.

(i)	Goodwill and Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of goodwill and trademarks, which are not subject to amortization. On an annual basis (October 1st of each fiscal year) and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, the Company reviews the recoverability of goodwill and indefinite-lived intangible assets. No indications of impairment were identified during fiscal years 2021, 2020, or 2019.

It is possible that changes in circumstances or changes in management’s judgments, assumptions, and estimates could result in an impairment charge of a portion or all of its goodwill or other intangible assets.

(j)	Foreign Currency Translation
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
The Company records food and beverage revenues from company-owned restaurants upon sale to the customer. The Company collects and remits sales, food and beverage, alcoholic beverage, and hospitality taxes on transactions with customers and reports such amounts under the net method in its Consolidated Statements of Comprehensive Income. Accordingly, these taxes are not included in gross revenue.
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
The Company has entered into food and beverage supply agreements with certain major vendors. Pursuant to the terms of these arrangements, rebates are provided to the Company from the vendors based upon the dollar volume of purchases for company-owned restaurants and franchised restaurants. These incentives are recognized as earned throughout the year and are classified as a reduction in Cost of sales with any consideration received in excess of the total expense of the vendor’s products included within Royalty revenue, franchise fees and other within the Consolidated Statements of Comprehensive Income. The incentives recognized were approximately $8.7 million, $7.9 million, and $10.6 million, during fiscal years 2021, 2020, and 2019, respectively, of which $1.6 million, $1.3 million, and $1.6 million was classified as a reduction in Cost of sales during fiscal years 2021, 2020, and 2019, respectively.

(m)	Advertising Expenses
The Company administers the Ad Fund, for which a percentage of gross sales is collected from domestic restaurant franchisees and company-owned restaurants to be used for various forms of advertising for the Wingstop brand. Under this program, domestic franchisees contributed 4% of gross sales for fiscal years 2021, 2020, and 2019.

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
The Company expenses the production costs of advertising in the period in which the advertising first occurs. All other advertising and promotional costs are expensed in the period incurred. When contributions to the Ad Fund exceed the related advertising expenses, advertising costs are accrued up to the amount of the related contributions. Ad Fund contributions and expenditures are reported on a gross basis on the Consolidated Statements of Comprehensive Income, which are largely offsetting and therefore do not impact the Company's reported net income in years when contributions to the Ad Fund exceed advertising expenses incurred.
Beginning in the first quarter of 2021, headcount-related expenses for employees that provide services directly to the Ad Fund are presented within Advertising expenses on the Consolidated Statements of Comprehensive Income. Prior to the first quarter of 2021, these expenses were presented within Selling, general and administrative. Prior period amounts have been reclassified to conform to the current presentation. This reclassification had no impact on operating income, balance sheets, or statements of cash flows. Headcount-related expenses associated with the Ad Fund were $8.6 million, $7.9 million, and $7.1 million in fiscal years 2021, 2020, and 2019, respectively.
Advertising expenses incurred by company-owned restaurants are included within Cost of sales in the Consolidated Statements of Comprehensive Income. Company-owned restaurants incurred advertising expenses of $3.3 million, $3.3 million, and $2.9 million in fiscal years 2021, 2020, and 2019, respectively.

(n)	Leases
The Company determines whether an arrangement is a lease at inception and leases restaurants and office space under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses, and/or contingent rent provisions. For leases with renewal periods at the Company’s option, the Company determines the expected lease period based on whether the renewal of any options are reasonably certain at the inception of the lease. For purposes of measurement and amortization of the right-of-use asset and associated lease liability over the terms of the leases, the Company uses the date it takes possession of the leased space for construction purposes at the beginning of the lease term, which is generally two to three months prior to a restaurant’s opening date. As most leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. The Company has lease agreements that contain both lease and non-lease components which are not separated. Certain leases require the Company to pay a portion of real estate taxes, utilities, building operating expenses, insurance, and other charges in addition to rent.

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

(q)	Recent Accounting Pronouncements
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
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Fiscal Year
	December 25, 2021	December 26, 2020	December 28, 2019
Basic weighted average shares outstanding	29,769	29,601	29,415
Dilutive shares	175	203	255
Diluted weighted average shares outstanding	29,944	29,804	29,670
We had approximately 3,000, 1,000, and 3,000 equity awards outstanding at December 25, 2021, December 26, 2020, and December 28, 2019, respectively, that were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.

(3)	Dividends
In connection with the Company's regular dividend program, the Company declared and paid dividends of $18.5 million, or $0.62 per common share, in fiscal year 2021, $14.8 million, or $0.50 per common share in fiscal year 2020, and $11.7 million, or $0.40 per common share in fiscal year 2019.
Subsequent to the end of fiscal year 2021, on February 15, 2022, the Company’s board of directors declared a quarterly dividend of $0.17 per share of common stock, to be paid on March 25, 2022 to stockholders of record as of March 11, 2022, totaling approximately $5.1 million.
Separate from the Company's regular dividend program, the Company declared and paid special dividends of $148.4 million, or $5.00 per share of common stock, in fiscal year 2020. No special dividends were declared or paid during fiscal years 2021 and 2019.

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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	December 25, 2021		December 26, 2020
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$477,600	$480,676	$480,000	$483,365
Investments (Note 10) (2)	Level 3	$4,151	$4,151	$—	$—
(1) The fair value of long-term debt was estimated using available market information.
(2) The fair values of our investments were not significant and were based on our review of information provided by the investment managers or investees.

(5)	Accounts Receivable, net
Accounts receivable, net, consist of the following (in thousands):

	December 25, 2021	December 26, 2020
Vendor rebates receivable	$2,319	$1,944
Royalties receivable (net of allowance for doubtful accounts of $0 and $1,053, respectively)	2,758	2,097
Other receivables, net	1,916	888
Accounts receivable, net	$6,993	$4,929

(6)	Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	December 25, 2021	December 26, 2020
Building	15,769	15,405
Construction in progress	12,989	2,853
Equipment, furniture and fixtures	27,674	14,633
Leasehold and other improvements	18,047	9,876
Land	2,828	2,828
Property and equipment, gross	77,307	45,595
Less: accumulated depreciation	(22,804)	(17,647)
Property and equipment, net	$54,503	$27,948
Depreciation expense was $5.6 million, $5.2 million, and $3.1 million for the fiscal years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively.

(7)	Intangible Assets and Goodwill
The Company’s goodwill and other intangible assets arose from Wingstop’s acquisition of the equity interests of Wingstop Holdings, Inc. in April 2010, as well as the acquisition of restaurants from franchisees. Goodwill represents the excess of purchase consideration transferred for the respective reporting unit over the fair value of the business at the time of the acquisition.
The following is a summary of goodwill balances and activity (in thousands):

	December 25, 2021	December 26, 2020
Balance, beginning of period	$53,690	$50,188
Acquisition of restaurants, net	3,187	3,502
Balance, end of period	$56,877	$53,690
Intangible assets, excluding goodwill, consisted of the following (in thousands):

	December 25, 2021	December 26, 2020	Weighted Average Amortization Period (in years)
Intangible assets:
Trademarks	$32,700	$32,700
Indefinite-lived assets	32,700	32,700
Customer relationships	26,300	26,300	20.0
Franchise rights (1)	7,038	8,121	6.5
Proprietary software (1)	115	115	5.0
Noncompete agreements (1)	250	250	2.8
Less: accumulated amortization	(20,160)	(18,155)
Definite-lived assets	13,543	16,631	17.0
Intangible assets, net	$46,243	$49,331
(1)Included within Other non-current assets net of associated accumulated amortization within the Consolidated Balance Sheets.
Amortization expense for definite-lived intangibles was $2.3 million, in fiscal years 2021 and 2020, and $2.4 million in fiscal year 2019. Estimated amortization expense, principally related to customer relationships, for the five succeeding fiscal years and the aggregate thereafter is (in thousands):

Fiscal year 2022	$2,087
Fiscal year 2023	1,973
Fiscal year 2024	1,807
Fiscal year 2025	1,696
Fiscal year 2026	1,560
Thereafter	4,420
Total	$13,543

(8)	Prepaid Expenses and Other Current Assets and Other Current Liabilities
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 25, 2021	December 26, 2020
Prepaid expenses	$2,533	$1,534
Federal income tax receivable	1,117	3,602
Inventories	484	396
Other current assets	794	—
Total	$4,928	$5,532
Other current liabilities consisted of the following (in thousands):

	December 25, 2021	December 26, 2020
Accrued payroll and incentive compensation	$9,965	$11,175
Current portion of deferred revenues	3,664	3,221
Short term lease liability	2,443	2,385
Accrued interest	810	2,222
Gift card liability	1,342	1,363
Other accrued liabilities	9,846	6,363
Total	$28,070	$26,729

(9)	Income Taxes
Income tax expense for the fiscal years 2021, 2020, and 2019 consisted of the following (in thousands):

	Fiscal Year
	December 25, 2021	December 26, 2020	December 28, 2019
Current expense
Federal	$10,432	$2,454	$4,286
State	2,601	996	1,170
Foreign	263	191	259
Deferred expense (benefit)
Federal	2,994	42	(579)
State	(41)	(46)	153
Income tax expense	$16,249	$3,637	$5,289

A reconciliation of income tax at the U.S. federal statutory tax rate (using a statutory tax rate of 21%) to income tax expense for fiscal years 2021, 2020, and 2019 in dollars is as follows (in thousands):

	Fiscal Year
	December 25, 2021	December 26, 2020	December 28, 2019
Expected income tax expense at statutory rate	$12,370	$5,658	$5,411
Excess tax benefits from equity compensation	(591)	(3,963)	(1,777)
Non-deductible expenses	1,880	690	942
State tax expense, net of federal benefit	2,091	620	985
Foreign tax expense	263	191	259
Foreign tax credits	(263)	(191)	(259)
Increase (decrease) in unrecognized tax benefit	296	102	(128)
Other	203	530	(144)
Income tax expense	$16,249	$3,637	$5,289
The components of deferred tax assets (liabilities) were as follows (in thousands):

	December 25, 2021	December 26, 2020
Deferred tax assets:
Deferred revenue	$5,644	$4,873
Accrued incentive compensation	834	1,089
Stock based compensation	921	738
Lease liabilities	3,747	1,798
Intangible assets	87	82
Other	452	628
Net operating loss carryforwards and credits	1,082	987
Valuation allowance	(577)	(577)
	12,190	9,618
Deferred tax liabilities:
Intangible assets	(10,518)	(10,599)
Right of use assets	(3,411)	(1,440)
Property and equipment	(5,693)	(2,059)
	(19,622)	(14,098)
Net deferred tax liability	$(7,432)	$(4,480)
The Company had a state net operating loss carry-forward of $23.3 million at December 25, 2021 and December 26, 2020. The state net operating loss carry forwards begin to expire in 2030.
The Company had a valuation allowance of $577,000 against its deferred tax assets as of December 25, 2021 and December 26, 2020. In assessing whether a deferred tax asset will be realized, the Company considers whether it is more likely than not that either some portion or all of the deferred tax assets will not be realized. The Company considers the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize a portion of the benefits of the federal and state deductible differences.
The Company files income tax returns, which are periodically audited by various federal and state jurisdictions. The Company's income tax returns prior to tax year 2018 are generally considered closed to examination by the applicable tax authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 29, 2018	$913
Additions for tax positions of prior years	187
Subtractions for tax positions of prior years	(330)
Additions for tax positions of current year	929
Subtractions for tax positions of current year	—
Balance as of December 28, 2019	1,699
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	(959)
Additions for tax positions of current year	54
Subtractions for tax positions of current year	—
Balance as of December 26, 2020	794
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	(34)
Additions for tax positions of current year	295
Subtractions for tax positions of current year	—
Balance as of December 25, 2021	$1,055
As of December 25, 2021 and December 26, 2020, the accrued interest and penalties on the unrecognized tax benefits were $429,000 and $325,000, respectively, excluding any related income tax benefits. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statement of Comprehensive Income.
At December 25, 2021 and December 26, 2020, the amount of unrecognized tax benefits was $1,055,000 and $794,000, respectively, which, if ultimately recognized, would reduce the Company’s effective tax rate.

(10)	Investments
In the second quarter of 2021, a wholly-owned subsidiary of the Company acquired a 20% non-controlling interest in Wingstop’s United Kingdom master franchisee, Lemon Pepper Holdings Ltd., (“LPH”) for an aggregate amount of $4.2 million. Substantially all of the investment consisted of bonds issued by a subsidiary of LPH, which are recorded on an amortized cost basis. The fair value of the bonds approximates the current carrying value and was determined using Level 3 inputs. In addition, the Company received 20% of the outstanding stock, which will be accounted for using the equity method of accounting, under which the Company’s share of the income of the investee will be recorded in Other income on the Consolidated Statements of Comprehensive Income. The company recorded adjustments of $12,000 to the carrying amount in 2021.

(11)	Debt Obligations
Long-term debt consisted of the following components (in thousands):

	December 25, 2021	December 26, 2020
2020-1 Class A-2 Senior Secured Notes	$477,600	$480,000
Debt issuance costs, net of amortization	(8,206)	(9,467)
Less: current portion of debt	—	(3,600)
Long-term debt, net	$469,394	$466,933
As of December 25, 2021 the Company’s leverage ratio under the Class A-2 Notes was less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company has elected to suspend payments following the principal payment made in the third quarter of 2021, and the entire outstanding balance of $477.6 million of the Class A-2 notes has been classified as long-term debt due after fiscal year 2026.

Fiscal year 2022	$—
Fiscal year 2023	—
Fiscal year 2024	—
Fiscal year 2025	—
Fiscal year 2026	—
Thereafter	477,600
Total	$477,600
Securitized Financing Facility
In October 2020, the Company completed a transaction to refinance its previous securitized financing facility with a new securitized financing facility, pursuant to which the Issuer issued $480.0 million of its Series 2020-1 2.84% Fixed Rate Senior Notes, Class A-2 (the “2020 Class A-2 Notes”) with an anticipated term of seven years. The Issuer also entered into a revolving financing facility of Series 2020-1 Variable Funding Senior Notes, Class A-1 (the “2020 Variable Funding Notes,” and together with the 2020 Class A-2 Notes, the “2020 Notes”), which permits borrowings of up to a maximum principal amount of $50 million, which may be used to issue letters of credit. A portion of the proceeds of the 2020 Class A-2 Notes was used to repay the principal outstanding on the previous securitized financing facility and to pay related transaction fees and expenses. The additional net proceeds were used to strengthen the Company's liquidity position and for general corporate purposes, which included a return of capital to the Company’s stockholders in 2020. No borrowings were outstanding under the 2020 Variable Funding Notes as of December 25, 2021.
The 2020 Notes were issued in a securitization transaction, which is guaranteed by certain limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company and secured by a security interest in substantially all of their assets, including certain domestic and foreign revenue-generating assets, consisting principally of franchise-related agreements and intellectual property.
The 2020 Notes were issued pursuant to a base indenture and related supplemental indentures (collectively, the “Indenture”). Interest and principal payments on the 2020 Class A-2 Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the 2020 Class A-2 Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the 2020 Notes is in December of 2050, but, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment date of the 2020 Class A-2 Notes is December 2027. If the Issuer has not repaid or refinanced the 2020 Class A-2 Notes prior to the anticipated repayment date, additional interest will accrue on the Notes.
The 2020 Variable Funding Notes accrue interest at a variable rate based on (i) the prime rate, (ii) the Eurodollar rate for U.S. Dollars (or a benchmark replacement), or (iii) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin, as more fully set forth in the 2020 Variable Funding Note Purchase Agreement, dated October 30, 2020. There is a commitment fee on the unused portion of the 2020 Variable Funding Notes facility, which is 30 basis points based on the utilization under the 2020 Variable Funding Notes facility. As of December 25, 2021, $3.5 million of letters of credit were outstanding against the 2020 Variable Funding Notes, which relate primarily to interest reserves required under the indenture. There were no amounts drawn down on the letters of credit as of December 25, 2021.
During the fourth quarter of 2020, as a result of the repayment of the remaining $332.8 million of principal outstanding on the previous securitized financing facility, the Company recorded a loss on debt extinguishment of $13.7 million, consisting of a $5.4 million write-off of previously capitalized financing costs associated and $8.2 million of make-whole interest premium costs associated with the early repayment of the previous securitized financing facility. Total debt issuance costs incurred and capitalized in connection with the issuance of the 2020 Notes were $10.4 million.
The 2020 Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be used to make required payments in respect of the 2020 Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the 2020 Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, that the assets pledged as collateral for the 2020 Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information, and similar matters. The 2020 Notes are also subject to customary rapid amortization events provided for in the indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain change of control and manager termination events, an event of default, and the failure to repay or refinance the 2020 Class A-2 Notes on the applicable scheduled maturity date. The 2020 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the 2020 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of December 25, 2021, the Company was in compliance with all financial covenants.

(12)	Leases
The Company determines whether an arrangement is a lease at inception. The Company has operating leases for office and retail space, as well as equipment. The Company's leases have remaining terms of 0.5 years to 10.4 years, some of which include options to extend the lease term for up to ten years. Lease terms may include options to renew when it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Components of lease expense were as follows (in thousands):

	Year Ended
	December 25, 2021	December 26, 2020
Operating lease cost (1)	$2,294	$2,439
Variable lease cost (2)	529	609
Total lease cost	$2,823	$3,048
(1) Includes short-term leases, which are immaterial.
(2) Primarily related to adjustments for inflation, common area maintenance, and property tax.
Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended
	December 25, 2021	December 26, 2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,923	$2,426
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,107	$3,011
Supplemental balance sheet information related to our operating leases is as follows (in thousands):

		Year Ended
	Balance Sheet Classification	December 25, 2021	December 26, 2020
Right-of-use assets	Other non-current assets	$15,032	$6,294
Current lease liabilities	Other current liabilities	2,443	2,385
Non-current lease liabilities	Other non-current liabilities	13,786	5,476

Weighted average lease term and discount rate information related to leases was as follows:

	Year Ended
	December 25, 2021	December 26, 2020
Weighted average remaining lease term of operating leases	7.4 years	4.0 years
Weighted average discount rate of operating leases	3.81%	3.58%
Maturities of lease liabilities by fiscal year are as follows (in thousands):

Fiscal year 2022	$2,957
Fiscal year 2023	3,097
Fiscal year 2024	2,250
Fiscal year 2025	1,979
Fiscal year 2026	1,671
Thereafter	5,455
Total future minimum lease payments	17,408
Less: imputed interest	(1,179)
Total lease liabilities	$16,229

(13)	Commitments and Contingencies
The Company is subject to legal proceedings, claims, and liabilities, such as employment-related claims and other cases, which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of ultimate liability with respect to those actions should not have a material adverse impact on financial position, results of operations, or cash flows.
The Company’s use of any forward pricing arrangements varies substantially from time to time and these arrangements tend to cover relatively short periods (i.e., typically 12 months or less). Such contracts are used in the normal purchases of our food products and not for speculative purposes. The Company does not enter into futures contracts or other derivative instruments.

(14)	Employee Benefit Plan
The Company sponsors a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. The Company made matching contributions of approximately $670,000, $735,000, and $594,000 for fiscal years 2021, 2020, and 2019, respectively.

(15)	Stock-Based Compensation
The Wingstop Inc. 2015 Omnibus Equity Incentive Plan (the "2015 Plan"), was adopted in June 2015 and is the only plan under which the Company currently grants awards. The 2015 Plan provides for the grant or award of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards and other stock-based awards to employees, directors, and other eligible persons. Awards issued under the 2015 Plan expire ten years from the date of the grant. As of December 25, 2021, there were approximately 1.5 million shares available for future grants under the 2015 Plan.
In the event of a change in control of the Company (as defined in the 2015 Plan and unless otherwise determined by the board of directors or the Compensation Committee of the board of directors), each outstanding award will become fully vested immediately prior to the change in control and shall be exchanged for cash.
Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period. The Company recognized approximately $9.6 million, $8.6 million, and $7.0 million in stock compensation expense for fiscal years 2021, 2020, and 2019, respectively, with a corresponding increase to additional paid-in-capital. Stock compensation expense is included in Selling, general and administrative in the Consolidated Statements of Comprehensive Income. Assumptions made regarding forfeitures in determining the remaining unamortized share-based compensation are re-evaluated periodically.
Stock Options
The following table summarizes stock option activity:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Term (in years)
Stock options outstanding at December 26, 2020	69	$78.40	$4,291	9.1
Options granted	42	$129.11
Options exercised	(6)	$66.94
Options forfeited	(11)	$104.99
Stock options outstanding at December 25, 2021	94	$98.87	$6,997	8.6
Stock options exercisable at December 25, 2021	18	$79.57	$1,678	8.2
The total intrinsic value of stock options exercised was $0.6 million, $15.8 million, and $6.7 million for fiscal years 2021, 2020, and 2019, respectively. As of December 25, 2021, there was $1.8 million of total unrecognized stock compensation expense related to non-vested stock options, which will be recognized over a weighted average period of approximately 1.7 years.
The estimated fair value of each option granted is determined using the Black-Scholes option-pricing model. Expected volatilities are based on volatilities from publicly traded companies operating in the Company’s industry. The expected life of options granted is management’s best estimate using recent and expected transactions. The Company used the simplified method for determining the expected life of the options. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average assumptions used in the model were as follows:

	2021	2020
Risk-free interest	0.6%	0.7%
Expected life	4.2 years	4.2 years
Expected dividend yield	0.4%	0.5%
Expected volatility	41.8%	34.4%
Weighted-average grant date fair value	$42.51	$22.99

Restricted Stock Units
Restricted stock units are granted to employees and vest in equal annual amounts over a three year period. The fair value of restricted stock units is based on the closing price on the date of grant.
The following table summarizes activity related to restricted stock units:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at December 26, 2020	54	$76.27
Units granted	26	138.38
Units vested	(28)	67.23
Units forfeited	(11)	109.43
Nonvested restricted stock units at December 25, 2021	41	$111.52
As of December 25, 2021, total unrecognized compensation expense related to unvested restricted stock units was $3.2 million, which is expected to be recognized over a weighted-average period of 1.6 years. The weighted-average grant date fair value of restricted stock units granted was $138.38, $94.12, and $68.40 in fiscal years 2021, 2020, and 2019, respectively. The total fair value of restricted stock units that vested in fiscal years 2021, 2020, and 2019 was $1.9 million, $1.8 million, and $1.8 million, respectively.
During fiscal year 2019, there was a modification to certain awards resulting in additional compensation expense of $0.7 million over the remaining term of the awards.
Performance Stock Units
Performance stock units (“PSUs”) represent a right to receive a certain number of shares of common stock based on the achievement of company performance goals and continued employment during the vesting period. Performance stock units cliff-vest at the end of a three year service period or vest in equal annual amounts over a three year period. Vested amounts may range from 0% to a maximum of 500% of targeted amounts depending on the achievement of performance measures at the end of each vesting period. Such performance measures are based on the Company meeting certain Adjusted EBITDA profitability targets, return on incremental investment targets, or sales targets for the vesting period. The fair value of PSUs is based on the closing price on the date of grant. The compensation expense related to these PSUs is recognized over the vesting period when the achievement of the performance conditions becomes probable. The total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest.
Certain of the PSUs granted in fiscal year 2020 are subject to a service condition and a market condition linked to the level of total stockholder return received by the Company’s stockholders during the performance period measured against the companies in the S&P 600 Restaurant Index. These PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total stockholder return market condition. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value, and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided.
The following table summarizes activity related to performance stock units:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested performance stock units at December 26, 2020	153	$69.08
Units granted (a)	114	$96.16
Units vested (a)	(121)	$54.83
Units forfeited	(10)	$104.27
Nonvested performance stock units at December 25, 2021	136	$101.77
(a) Includes 61,000 incremental PSUs granted in fiscal year 2018 that vested in fiscal year 2021 at greater than 100% of target based on performance.
As of December 25, 2021, total unrecognized compensation expense related to unvested PSUs was $10.4 million, which is expected to be recognized over a weighted average period of 2.0 years. The weighted-average grant date fair value of performance stock units granted was $96.16, $86.03, and $71.22 in fiscal years 2021, 2020, and 2019, respectively. The total fair value of performance stock units that vested in fiscal years 2021, 2020, and 2019 was $6.6 million, $2.2 million, and $1.2 million, respectively.

(16)	Restaurant Transactions
During fiscal year 2021, the Company completed the sale of six company-owned restaurants in the Colorado market to one existing franchisee for aggregate proceeds of $7.2 million. In connection with the sale of the restaurants, the Company recorded a $3.5 million pre-tax gain on the sale of the related assets and liabilities, which was net of a $80,000 reduction in goodwill. The net gain on these restaurant sales was recorded in Gain on sale of restaurants and other expense, net in the Consolidated Statements of Comprehensive Income as of December 25, 2021.
The Company acquired three restaurants from franchisees during the fiscal year ended December 25, 2021, six restaurants during the fiscal year ended December 26, 2020 and one restaurant during the fiscal year ended December 28, 2019. The total purchase prices are reflected in the table below and were all funded by cash flows from operations.
The following table summarizes the allocations of the purchase prices to the estimated fair values of assets acquired and liabilities assumed as a result of these acquisitions (in thousands):

	Fiscal Year
	December 25, 2021	December 26, 2020	December 28, 2019
Working capital	$61	$40	$—
Property and equipment	148	652	90
Reacquired franchise rights	1,400	2,483	610
Goodwill	3,267	3,560	533
Total purchase price	$4,876	$6,735	$1,233
The results of operations of these locations are included in the Consolidated Statements of Comprehensive Income since the date of acquisition. The acquisitions were accounted for as business combinations.
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

(17)	Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the fiscal years 2021, 2020, and 2019 (in thousands):

	Fiscal Year
	December 25, 2021	December 26, 2020	December 28, 2019
Royalty revenue	$119,396	$98,554	$75,106
Advertising fees	81,529	74,930	55,932
Franchise fees	4,020	3,656	4,087
Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the current fiscal year was included in the deferred revenue balance as of December 25, 2021. Approximately $10.4 million and $9.8 million of deferred revenue as of December 25, 2021 and December 26, 2020, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.3 years. The Company did not have any material contract assets as of December 25, 2021.