Form 10-Q
period 2022-03-26
Wingstop Inc.
filed 2022-05-04
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On May 3, 2022 there were 29,876,820 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	March 26, 2022	December 25, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$287,013	$48,583
Restricted cash	10,257	3,448
Accounts receivable, net	6,385	6,993
Prepaid expenses and other current assets	3,652	4,928
Advertising fund assets, restricted	16,926	6,197
Total current assets	324,233	70,149
Property and equipment, net	57,314	54,503
Goodwill	56,877	56,877
Trademarks	32,700	32,700
Customer relationships, net	9,981	10,302
Other non-current assets	26,191	24,672
Total assets	$507,296	$249,203
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$4,931	$5,414
Dividends payable	120,149	300
Other current liabilities	24,512	27,770
Current portion of debt	4,850	—
Advertising fund liabilities	16,926	6,197
Total current liabilities	171,368	39,681
Long-term debt, net	710,918	469,394
Deferred revenues, net of current	26,893	28,024
Deferred income tax liabilities, net	6,942	7,432
Other non-current liabilities	15,402	14,197
Total liabilities	931,523	558,728
Commitments and contingencies (see Note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,876,820 and 29,837,454 shares issued and outstanding as of March 26, 2022 and December 25, 2021, respectively	299	299
Additional paid-in-capital	409	463
Retained deficit	(424,613)	(310,031)
Accumulated other comprehensive loss	(322)	(256)
Total stockholders' deficit	(424,227)	(309,525)
Total liabilities and stockholders' deficit	$507,296	$249,203

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
Revenue:
Royalty revenue, franchise fees and other	$35,070	$31,606
Advertising fees	22,539	21,520
Company-owned restaurant sales	18,596	17,564
Total revenue	76,205	70,690
Costs and expenses:
Cost of sales (1)	15,674	13,279
Advertising expenses	23,167	22,027
Selling, general and administrative	18,086	13,786
Depreciation and amortization	2,227	1,795
Loss on disposal of assets	444	—
Total costs and expenses	59,598	50,887
Operating income	16,607	19,803
Interest expense, net	4,192	3,782
Loss on debt extinguishment	814	—
Other expense	65	—
Income before income tax expense	11,536	16,021
Income tax expense	2,860	2,861
Net income	$8,676	$13,160

Earnings per share
Basic	$0.29	$0.44
Diluted	$0.29	$0.44

Weighted average shares outstanding
Basic	29,851	29,706
Diluted	29,974	29,844

Dividends per share	$4.17	$0.14

Other comprehensive income (loss)
Currency translation adjustment	$(66)	$—
Other comprehensive income (loss)	(66)	—
Comprehensive income	$8,610	$13,160

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirteen Weeks Ended March 27, 2021 and March 26, 2022
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 26, 2020	29,687,123	$297	$421	$(342,028)	$—	$(341,310)
Net income	—	—	—	13,160	—	13,160
Shares issued under stock plans	60,958	1	155	—	—	156
Tax payments for restricted stock upon vesting	(11,243)	—	—	(1,862)	—	(1,862)
Stock-based compensation expense	—	—	2,316	—	—	2,316
Dividends declared on common stock and equivalents	—	—	(2,866)	(1,322)	—	(4,188)
Balance at March 27, 2021	29,736,838	298	26	(332,052)	—	(331,728)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 25, 2021	29,837,454	$299	$463	$(310,031)	$(256)	$(309,525)
Net income	—	—	—	8,676	—	8,676
Shares issued under stock plans	41,289	—	125	—	—	125
Tax payments for restricted stock upon vesting	(1,923)	—	—	(298)	—	(298)
Stock-based compensation expense	—	—	2,191	—	—	2,191
Dividends declared on common stock and equivalents	—	—	(2,370)	(122,960)	—	(125,330)
Currency translation adjustment	—	—	—	—	(66)	(66)
Balance at March 26, 2022	29,876,820	299	409	(424,613)	(322)	(424,227)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 26, 2022	March 27, 2021

Operating activities
Net income	$8,676	$13,160
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,227	1,795
Deferred income taxes	(490)	897
Stock-based compensation expense	2,191	2,316
Loss on disposal of assets	444	—
Amortization of debt issuance costs	373	358
Loss on debt extinguishment	814	—
Changes in operating assets and liabilities:
Accounts receivable	608	(1,021)
Prepaid expenses and other assets	263	(904)
Advertising fund assets and liabilities, net	9,403	5,592
Accounts payable and other current liabilities	(2,931)	(8,433)
Deferred revenue	(1,125)	358
Other non-current liabilities	(87)	(330)
Cash provided by operating activities	20,366	13,788

Investing activities
Purchases of property and equipment	(6,293)	(2,841)
Proceeds from sales of assets	1,479	—
Cash used in investing activities	(4,814)	(2,841)

Financing activities
Proceeds from exercise of stock options	125	156
Borrowings of long-term debt	250,000	—
Payment of deferred financing costs and other debt-related costs	(5,442)	—
Tax payments for restricted stock upon vesting	(298)	(1,862)
Dividends paid	(5,294)	(4,662)
Cash provided by (used in) financing activities	239,091	(6,368)

Net increase in cash, cash equivalents, and restricted cash	254,643	4,579
Cash, cash equivalents, and restricted cash at beginning of period	54,906	59,270
Cash, cash equivalents, and restricted cash at end of period	$309,549	$63,849

Supplemental information:
Accrued capital expenditures	$5,189	$—
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation and Update to Significant Accounting Policies
Nature of operations. Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of March 26, 2022, the Company had a total of 1,791 restaurants in its system. The Company's restaurant base is approximately 98% franchised, with 1,754 franchised locations (including 203 international locations) and 37 company-owned restaurants as of March 26, 2022.
Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of March 26, 2022 and December 25, 2021, and operating results are for the thirteen weeks ended March 26, 2022 and March 27, 2021.
In the Company’s opinion, all necessary adjustments have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021.
Fiscal year. The Company uses a 52- or 53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2022 and 2021 have 53- and 52-weeks, respectively.
Cash, Cash Equivalents, and Restricted Cash. Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of March 26, 2022 and December 25, 2021 were as follows (in thousands):

	March 26, 2022	December 25, 2021
Cash and cash equivalents	$287,013	$48,583
Restricted cash	10,257	3,448
Restricted cash, included in Advertising fund assets, restricted	12,279	2,875
Total cash, cash equivalents, and restricted cash	$309,549	$54,906
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
Basic weighted average shares outstanding	29,851	29,706
Dilutive shares	123	139
Diluted weighted average shares outstanding	29,974	29,844

For the thirteen weeks ended March 26, 2022 and March 27, 2021, equity awards representing approximately 8,000 and 5,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Dividends
In connection with the Company's regular dividend program, on February 15, 2022, our Board of Directors declared a quarterly dividend of $0.17 per share of common stock, resulting in a total dividend of approximately $5.1 million. This dividend was paid on March 25, 2022 to stockholders of record as of March 11, 2022.

Subsequent to the first quarter, on May 3, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.17 per share of common stock for stockholders of record as of May 20, 2022. The regular quarterly dividend is to be paid on June 10, 2022, totaling approximately $5.1 million.

Separate from the Company’s regular dividend program, on March 9, 2022, the Company’s Board of Directors declared a special dividend of $4.00 per share of common stock, resulting in a total dividend of approximately $119.5 million. This dividend was paid on April 7, 2022 to stockholders of record as of March 24, 2022.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt and the investment in bonds held by the Company’s United Kingdom master franchisee, Lemon Pepper Holdings Ltd., (“LPH”) are determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	March 26, 2022		December 25, 2021
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$477,600	$455,167	$477,600	$480,676
2022-1 Class A-2 Senior Secured Notes (1)	Level 2	$250,000	$250,000	$—	$—
Investment in bonds of LPH (2)	Level 2	$4,020	$4,020	$4,151	$4,151
(1) The fair value of the 2020-1 and 2022-1 Class A-2 Senior Secured Notes was estimated using available market information.
(2) The fair value is based on a discounted cash flow analysis using current market rates for debt investments with similar maturities and credit risk.
The Company also measures certain non-financial assets (primarily long-lived assets, intangible assets, and goodwill) at fair value on a non-recurring basis in connection with its periodic evaluations of such assets for potential impairment.
(5)    Income Taxes
Income tax expense and the effective tax rate were $2.9 million and 24.8%, respectively, for the thirteen weeks ended March 26, 2022, and $2.9 million and 17.9%, respectively, for the thirteen weeks ended March 27, 2021.
Income tax expense for the thirteen weeks ended March 26, 2022 included $0.2 million in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation, as compared to $1.3 million in tax benefits for the thirteen weeks ended March 27, 2021, respectively.
(6)    Debt Obligations
Long-term debt consisted of the following components (in thousands):

	March 26, 2022	December 25, 2021
2020-1 Class A-2 Senior Secured Notes	$477,600	$477,600
2022-1 Class A-2 Senior Secured Notes	250,000	—
Debt issuance costs, net of amortization	(11,832)	(8,206)
Total debt	715,768	469,394
Less: current portion of debt	(4,850)	—
Long-term debt, net	$710,918	$469,394

On March 9, 2022, the Company completed a securitized financing transaction, in which Wingstop Funding LLC, a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company (the “Issuer”), issued $250 million of its Series 2022-1 3.734% Fixed Rate Senior Secured Notes, Class A-2 (the "2022 Class A-2 Notes"). The Issuer also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Notes, Class A-1 (the “2022 Variable Funding Notes,” and together with the 2022 Class A-2 Notes, the “2022 Notes”), which permits borrowings of up to a maximum principal amount of $200 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. The proceeds from the securitized financing transaction were used to pay related transaction fees and expenses, strengthen the Company's liquidity position and for general corporate purposes, which included a return of capital to the Company’s stockholders.

In addition to the 2022 Notes, the Company’s outstanding debt consists of its existing Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Notes”). The Company’s existing revolving financing facility of Series 2020-1 Class A-1 Notes (“the 2020 Variable Funding Notes”) was terminated in connection with the transaction. As of December 25, 2021, $3.5 million of letters of credit were outstanding against the 2020 Variable Funding Notes, which related primarily to required

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
interest reserves, and there were no amounts drawn down on the letters of credit as of December 25, 2021. No borrowings were outstanding under the 2022 Variable Funding Notes as of March 26, 2022.

The 2022 Notes were issued in a securitization transaction, which is guaranteed by certain limited-purpose, bankruptcy-remote, wholly owned indirect subsidiaries of the Company and secured by a security interest in substantially all of their assets, including certain domestic and foreign revenue-generating assets, consisting principally of franchise-related agreements, intellectual property, and vendor rebate contracts.

The 2022 Notes were issued pursuant to a base indenture and related supplemental indentures (collectively, the “Indenture”). Interest and principal payments on the 2022 Class A-2 Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the 2022 Class A-2 Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the 2022 Notes is in March of 2052, but, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment date of the 2022 Class A-2 Notes is March 2029. If the Issuer has not repaid or refinanced the 2022 Class A-2 Notes prior to the anticipated repayment date, additional interest will accrue on the Notes.

The 2022 Variable Funding Notes accrue interest at a variable rate based on (i) the prime rate, (ii) the overnight federal funds rates, (iii) the secured overnight financing rate, or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin, as more fully set forth in the 2022 Variable Funding Note Purchase Agreement, dated March 9, 2022, and the indenture supplement. Commitment fees and other usage fees apply to the 2022 Variable Funding Notes facility depending on the type of borrowing requested. There is a 60-basis points draw fee on borrowings requested pursuant to the terms of the 2022 Variable Fund Notes. Additionally, during a commitment availability period, there is a 30-basis point commitment fee on the committed portion of the 2022 Variable Funding Notes. There were no amounts drawn down on the letters of credit as of March 26, 2022.

The 2022 Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be used to make required payments in respect of the 2022 Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the 2022 Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, that the assets pledged as collateral for the 2022 Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information, and similar matters. The 2022 Class A-2 Notes are also subject to customary rapid amortization events provided for in the indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain change of control and manager termination events, an event of default, and the failure to repay or refinance the 2022 Class A-2 Notes on the applicable scheduled maturity date. The 2022 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the 2022 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of March 26, 2022, the Company was in compliance with all financial covenants.

During the first quarter of 2022, as a result of the termination of the 2020 Variable Funding Notes, the Company recorded a loss on debt extinguishment of $0.8 million related to the write-off of previously capitalized financing costs. Total debt issuance costs incurred and capitalized in connection with the issuance of the 2022 Notes were $5.5 million.

As of December 25, 2021, the Company’s leverage ratio was less than 5.0x, and accordingly, per the terms of the applicable debt agreements, the Company elected to suspend principal payments and classified the balance of the 2020 Notes as long-term debt. Subsequent to the closing of the 2022 Notes, the Company had a leverage ratio of greater than 5.0x and, accordingly, the Company will resume making scheduled amortization payments on the notes in the third quarter of 2022. The 2020 Class A-2 Notes and the 2022 Class A-2 Notes are generally subject to 1% annual amortization.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(8)    Stock-Based Compensation
During the thirteen weeks ended March 26, 2022, the Company granted stock options to purchase 37,787 shares of common stock and 26,431 restricted stock units (“RSUs”) to certain employees. The stock options vest in equal annual amounts over a three-year period subsequent to the grant date, and have a maximum contractual term of ten years. The stock options were granted with a weighted-average exercise price of $144.94 per share and had a weighted-average grant-date fair value of $49.10 per share. The RSUs granted to certain employees generally vest in equal annual amounts over a three-year period, subsequent to the grant date and had a weighted-average grant-date fair value of $144.27 per unit.
In addition, the Company granted 30,209 performance stock units (“PSUs”) to certain employees during the thirteen weeks ended March 26, 2022. The PSUs cliff-vest at the end of a three year service period or vest in equal annual amounts over a three year period. Vested amounts may range from 0% to a maximum of 250% of targeted amounts depending on the achievement of performance measures at the end of each vesting period. Such performance measures are based on the Company meeting certain return on incremental investment targets or unit development targets for the vesting period. The PSUs had a weighted-average grant-date fair value of $144.35 per unit. Total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.

Total compensation expense related to all share-based awards was $2.2 million and $2.3 million for the thirteen weeks ended March 26, 2022 and March 27, 2021, respectively, and was included in Selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Comprehensive Income.
(9)    Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the thirteen weeks ended March 26, 2022 and March 27, 2021 (in thousands):

	Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
Royalty revenue	$32,204	$28,809
Advertising fees	22,539	21,520
Franchise fees	960	1,195

Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen weeks ended March 26, 2022 was included in the deferred revenue balance as of December 25, 2021. Approximately $9.4 million and $10.4 million of deferred revenue as of March 26, 2022 and December 25, 2021, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.5 years. The Company did not have any material contract assets as of March 26, 2022.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Wingstop Inc. (collectively with its direct and indirect subsidiaries on a consolidated basis, “Wingstop,” the “Company,” “we,” “our,” or “us”) should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021 (our “Annual Report”). The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Special Note Regarding Forward-Looking Statements,” below and “Risk Factors” beginning on page 11 of our Annual Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a 52- or 53-week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53-week year, which contains 14 weeks. Fiscal year 2022 contains 53 weeks, while fiscal year 2021 contains 52 weeks.
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
The COVID-19 pandemic has continued to have varying degrees of disruption on our business. Throughout the pandemic, substantially all of our domestic restaurants operated in an off-premise capacity, leveraging our carryout and delivery capabilities. In March of 2022, we began reopening our dining rooms to dine-in guests.
Our carryout and delivery capabilities positioned us to achieve domestic same store sales growth of 21.9% in the two-year period ended March 26, 2022. However, our business has been challenged by COVID-19-related labor availability and wage inflation, and while we have not had significant disruptions in our supply chain, we have experienced higher product costs and inflationary pressures, which have been mitigated to some extent by recent deflation in bone-in chicken costs. While we do not know the future impact COVID-19 and inflationary pressures will have on our business, we expect labor and supply chain challenges to continue in fiscal year 2022.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
Domestic Franchised Activity:
Beginning of period	1,498	1,327
Openings	56	44
Closures	(3)	—
Restaurants end of period	1,551	1,371

Domestic Company-Owned Activity:
Beginning of period	36	32
Openings	1	1
Closures	—	—
Restaurants end of period	37	33

Total Domestic Restaurants	1,588	1,404

International Franchised Activity:
Beginning of period	197	179
Openings	7	2
Closures	(1)	(6)
Restaurants end of period	203	175

Total System-wide Restaurants	1,791	1,579
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
The following table sets forth our key performance indicators for the thirteen weeks ended March 26, 2022 and March 27, 2021 (in thousands, except unit data):

	Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
Number of system-wide restaurants open at end of period	1,791	1,579
System-wide sales (1)	$630,007	$558,869
Domestic restaurant AUV	$1,602	$1,547
Domestic same store sales growth	1.2%	20.7%
Company-owned domestic same store sales growth	2.1%	13.4%
Total revenue	$76,205	$70,690
Net income	$8,676	$13,160
Adjusted EBITDA (2)	$22,089	$23,914
Adjusted net income (3)	$10,153	$13,160

(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.0% and 3.1% for the thirteen weeks ended March 26, 2022 and March 27, 2021, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen weeks ended March 26, 2022 and March 27, 2021 (in thousands):

	Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
Net income	$8,676	$13,160
Interest expense, net	4,192	3,782
Income tax expense (benefit)	2,860	2,861
Depreciation and amortization	2,227	1,795
EBITDA	$17,955	$21,598
Additional adjustments:
Loss on debt extinguishment and financing transaction costs (a)	1,124	—
Loss on disposal of assets (b)	444	—
Consulting fees (c)	375	—
Stock-based compensation expense (d)	2,191	2,316
Adjusted EBITDA	$22,089	$23,914

(a) Represents costs and expenses related to our 2022 securitized financing facility and payment of a special dividend, as well as the extinguishment of our 2020 variable funding note facility; all transaction costs are included in Loss on debt extinguishment during the thirteen weeks ended March 26, 2022, with the exception of $310,000 that is included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(b) Represents a loss resulting from the sale of assets to a franchisee pursuant to a multi-unit development agreement executed in the prior fiscal year. This loss is included in Loss on disposal of assets in the Consolidated Statements of Comprehensive Income.
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

The following table reconciles net income to Adjusted net income and calculates adjusted earnings per diluted share for the thirteen weeks ended March 26, 2022 and March 27, 2021 (in thousands):

	Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
Numerator:
Net income	$8,676	$13,160
Adjustments:
Loss on debt extinguishment and financing transactions (a)	1,124	—
Loss on disposal of assets (b)	444	—
Consulting fees (c)	375	—
Tax effect of adjustments (d)	(466)	—
Adjusted net income	$10,153	$13,160

Denominator:
Weighted-average shares outstanding - diluted	29,974	29,844

Adjusted earnings per diluted share	$0.34	$0.44

(a) Represents costs and expenses related to our 2022 securitized financing facility and payment of a special dividend, as well as the extinguishment of our 2020 variable funding note facility; all transaction costs are included in Loss on debt extinguishment during the thirteen weeks ended March 26, 2022, with the exception of $310,000 that is included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(b) Represents a loss resulting from the sale of assets to a franchisee pursuant to a multi-unit development agreement executed in the prior fiscal year. This loss is included in Loss on disposal of assets in the Consolidated Statements of Comprehensive Income.
(c) Represents costs and expenses related to a consulting project to support the Company's strategic initiatives, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.

(d) Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an assumed effective tax rate of 24% for the thirteen weeks ended March 26, 2022, which includes provisions for U.S. federal income taxes, and assumes the respective statutory rates for applicable state and local jurisdictions.

Results of Operations
Thirteen Weeks Ended March 26, 2022 compared to Thirteen Weeks Ended March 27, 2021
The following table sets forth our results of operations for the thirteen weeks ended March 26, 2022 and March 27, 2021 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	March 26, 2022	March 27, 2021	$	%
Revenue:
Royalty revenue, franchise fees and other	$35,070	$31,606	$3,464	11.0%
Advertising fees	22,539	21,520	1,019	4.7%
Company-owned restaurant sales	18,596	17,564	1,032	5.9%
Total revenue	76,205	70,690	5,515	7.8%
Costs and expenses:
Cost of sales (1)	15,674	13,279	2,395	18.0%
Advertising expenses	23,167	22,027	1,140	5.2%
Selling, general and administrative	18,086	13,786	4,300	31.2%
Depreciation and amortization	2,227	1,795	432	24.1%
Loss on disposal of assets	444	—	444	100.0%
Total costs and expenses	59,598	50,887	8,711	17.1%
Operating income	16,607	19,803	(3,196)	(16.1)%
Interest expense, net	4,192	3,782	410	10.8%
Loss on debt extinguishment	814	—	814	100.0%
Other expense	65	—	65	100.0%
Income before income tax expense	11,536	16,021	(4,485)	(28.0)%
Income tax expense	2,860	2,861	(1)	—%
Net income	$8,676	$13,160	$(4,484)	(34.1)%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.

Total revenue. During the thirteen weeks ended March 26, 2022, total revenue was $76.2 million, an increase of $5.5 million, or 7.8%, compared to $70.7 million in the comparable period in 2021. Royalty revenue, franchise fees and other increased $3.5 million primarily due to 208 net franchise restaurant openings since March 27, 2021, as well as domestic same store sales growth of 1.2%. Advertising fees increased $1.0 million due to the 12.7% increase in system-wide sales in the thirteen weeks ended March 26, 2022 compared to the thirteen weeks ended March 27, 2021. Company-owned restaurant sales increased $1.0 million due to an increase of $0.7 million related to the addition of four net new company-owned restaurants since the prior year comparable period, and $0.3 million, or 2.1%, company-owned same store sales growth, which was driven by an increase in menu prices, partially offset by a decline in transactions.
Cost of sales. During the thirteen weeks ended March 26, 2022, cost of sales was $15.7 million, an increase of $2.4 million, or 18.0%, compared to $13.3 million in the comparable period in 2021. Cost of sales as a percentage of company-owned restaurant sales was 84.3% in the thirteen weeks ended March 26, 2022, compared to 75.6% in the comparable period in 2021.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	March 26, 2022		March 27, 2021
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	7,967	42.8%	7,304	41.6%
Labor costs	4,807	25.8%	3,728	21.2%
Other restaurant operating expenses	2,862	15.4%	2,627	15.0%
Vendor rebates	(407)	(2.2)%	(380)	(2.2)%
Cost of sales (excluding pre-opening expenses)	15,229	81.9%	13,279	75.6%
Pre-opening expenses	445	2.4%	—	—%
Total cost of sales	15,674	84.3%	13,279	75.6%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 42.8% in the thirteen weeks ended March 26, 2022, compared to 41.6% in the comparable period in 2021. The increase was primarily due to a 14.2% increase in the cost of bone-in chicken wings as compared to the prior year period.

Labor costs as a percentage of company-owned restaurant sales were 25.8% for the thirteen weeks ended March 26, 2022, compared to 21.2% in the comparable period in 2021. The increase as a percentage of company-owned restaurant sales was primarily due to increases in company-owned restaurant wages and hiring and training costs as a result of the ongoing COVID-19 pandemic and a competitive labor market during the thirteen weeks ended March 26, 2022.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 15.4% for the thirteen weeks ended March 26, 2022, compared to 15.0% in the comparable period in 2021. The increase as a percentage of company-owned restaurant sales was primarily a result of increases in rent and other costs related to company-owned restaurants in Manhattan, New York, which increases were partially offset by a decrease in advertising fees during the thirteen weeks ended March 26, 2022.
Pre-opening expenses as a percentage of company-owned restaurant sales were 2.4% for the thirteen weeks ended March 26, 2022 due to our investment in opening company-owned restaurants in Manhattan, New York.
Advertising expenses. During the thirteen weeks ended March 26, 2022, advertising expenses were $23.2 million, an increase of $1.1 million compared to $22.0 million in the comparable period in 2021. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.

Selling, general and administrative (SG&A). During the thirteen weeks ended March 26, 2022, SG&A expense was $18.1 million, an increase of $4.3 million compared to $13.8 million in the comparable period in 2021. The increase SG&A expense was primarily due to an increase of $2.0 million in headcount related expenses to support the growth in our business, an increase of $1.1 million in professional fees to support the Company’s strategic initiatives, an increase of $0.7 million in travel expense as compared to the prior year period which was limited due to COVID-19, and approximately $0.3 million in one-time expenses related to our new securitized financing facility and payment of the special dividend.
Depreciation and amortization. During the thirteen weeks ended March 26, 2022, depreciation expense was $2.2 million, an increase of $0.4 million compared to $1.8 million in the comparable period in 2021.
Loss on disposal of assets. During the thirteen weeks ended March 26, 2022, loss on disposal of assets was $0.4 million related to the sale of restaurant assets to a franchisee.
Interest expense, net. During the thirteen weeks ended March 26, 2022, interest expense, net was $4.2 million, an increase of $0.4 million compared to $3.8 million of interest expense, net in the comparable period in 2021. The increase was due to the securitized financing transaction completed on March 9, 2022, which increased our outstanding debt by $250 million.
Loss on debt extinguishment. Loss on debt extinguishment was $0.8 million during the thirteen weeks ended March 26, 2022 due to costs and fees associated with the extinguishment of our 2020 Variable Funding Note facility on March 9, 2022.

Income tax expense. During the thirteen weeks ended March 26, 2022, we recognized income tax expense of $2.9 million yielding an effective tax rate of 24.8%, compared to an effective tax rate of 17.9% in the prior year period. The increase in the effective tax rate was primarily due to the impact of excess tax benefits associated with stock awards vested in the prior year comparable period.
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
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our 2022 Variable Funding Notes. As of March 26, 2022, the Company had $309.5 million of cash and restricted cash on its balance sheet.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility including our 2022 Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
The following table shows summary cash flows information for the thirteen weeks ended March 26, 2022 and March 27, 2021 (in thousands):

	Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
Net cash provided by (used in):
Operating activities	$20,366	$13,788
Investing activities	(4,814)	(2,841)
Financing activities	239,091	(6,368)
Net change in cash and cash equivalents	$254,643	$4,579
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
Net cash provided by operating activities was $20.4 million in the thirteen weeks ended March 26, 2022, an increase of $6.6 million from cash provided by operating activities of $13.8 million in the thirteen weeks ended March 27, 2021. The increase is primarily due to changes in advertising fund cash and cash equivalents, directly related to the timing of payments for expenses incurred for national advertising. Also contributing to the increase is the change in timing of working capital, which is partially offset by the decrease in operating income.
Investing activities. Our net cash used in investing activities was $4.8 million in the thirteen weeks ended March 26, 2022, an increase of $2.0 million from cash used in investing activities of $2.8 million in the thirteen weeks ended March 27, 2021. The increase in cash used in investing activities was primarily due to an increase in capital expenditures related to our investments in technology.
Financing activities. Our net cash provided by financing activities was $239.1 million in the thirteen weeks ended March 26, 2022, a change of $245.5 million from cash used in financing activities of $6.4 million in the thirteen weeks ended March 27, 2021. The change was primarily due to additional borrowings under our 2022 Class A-2 Notes (as defined below) of $250 million, partially offset by deferred financing and other debt related costs incurred of $5.4 million during the thirteen weeks ended March 27, 2021.

Securitized financing facility. On March 9, 2022, the Company completed a securitized financing transaction, pursuant to which Wingstop Funding LLC (the “Issuer”), a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company, issued $250 million of its Series 2022-1 3.734% Fixed Rate Senior Secured Notes, Class A-2 (the "2022 Class A-2 Notes"). The Issuer also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Notes, Class A-1 (the “2022 Variable Funding Notes,” and together with the 2022 Class A-2 Notes, the “2022 Notes”), which permits borrowings of up to a maximum principal amount of $200 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. The Company’s existing revolving financing facility of Series 2020-1 Class A-1 Notes was terminated in connection with the transaction. The proceeds from the securitized financing transaction were used to pay related transaction fees and expenses, strengthen the Company's liquidity position and for general corporate purposes, which included a return of capital to the Company’s stockholders.

In addition to the 2022 Notes, the Company’s outstanding debt consists of its existing Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Notes”). No borrowings were outstanding under the 2022 Variable Funding Notes as of March 26, 2022.
Dividends. We paid a quarterly cash dividend of $0.17 per share of common stock, aggregating $5.1 million, in the first quarter of 2022. On May 3, 2022, the Company’s Board of Directors approved a dividend of $0.17 per share, to be paid on June 10, 2022 to stockholders of record as of May 20, 2022, totaling approximately $5.1 million.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. The Company considers its significant accounting policy over revenue recognition to be particularly important to the portrayal and understanding of our financial position and results of operations. There have been no material changes to the Company’s critical accounting policies and estimates since December 25, 2021.
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
Such risks and other factors include those listed below and elsewhere in this report and our Annual Report, that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements:

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
•risks associated with the availability and cost of labor;
•risks associated with our future performance and operating results falling below the expectations of securities analysts and investors;
•risks associated with data privacy, cyber security and the use and implementation of information technology;
•risks associated with our increasing dependence on digital commerce platforms and third-party delivery service providers;
•uncertainty in the law with respect to the assignment or allocation of liabilities in the franchise business model;
•risks associated with litigation against us or our franchisees;
•our ability to successfully advertise and market our business;
•risks associated with changes in customer preferences and perceptions;
•risks associated with the geographic concentration of our business;
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for fresh bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 30.3% and 33.8% of our company-owned restaurant cost of sales during the thirteen weeks ended March 26, 2022 and March 27, 2021, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.5 million during the thirteen weeks ended March 26, 2022. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $727.6 million incurred under the 2022 Notes and 2020 Notes as of March 26, 2022 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the 2022 Variable Funding Notes; however, the Company had no outstanding borrowings under its 2022 Variable Funding Notes as of March 26, 2022.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 26, 2022, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 26, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

4.1
Second Amended and Restated Base Indenture, dated as of March 9, 2022, by and between Wingstop Funding LLC, as Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-37425) on March 10, 2022 and incorporated herein by reference.

4.2
Series 2022-1 Supplement to Base Indenture, dated as of March 9, 2022, by and between Wingstop Funding LLC, as Issuer of the Series 2022-1 fixed rate senior secured notes, Class A-2, and Series 2022-1 variable funding senior secured notes, Class A-1, and Citibank, N.A., as Trustee and Series 2022-1 Securities Intermediary, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-37425) on March 10, 2022 and incorporated herein by reference.

10.1
Purchase Agreement, dated as of March 2, 2022, by and among the Company, certain indirect subsidiaries of the Company party thereto and Morgan Stanley & CO, LLC, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37425) on March 3, 2022 and incorporated herein by reference.

10.2
Class A-1 Note Purchase Agreement, dated as of March 9, 2022, by and among Wingstop Funding LLC, as Issuer, each of Wingstop Guarantor LLC and Wingstop Franchising LLC, as Guarantor, Wingstop Restaurants Inc., as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, Morgan Stanley Asset Funding Inc., as Administrative Agent, and Morgan Stanley Bank, N.A., as L/C Provider, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on March 10, 2022 and incorporated herein by reference.

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

Wingstop Inc.
(Registrant)

Date:	May 4, 2022	By:	/s/ Michael J. Skipworth
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2022	By:	/s/ Alex R. Kaleida
Chief Financial Officer
(Principal Financial and Accounting Officer)