Form 10-Q
period 2022-06-25
Wingstop Inc.
filed 2022-07-28
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On July 27, 2022 there were 29,914,368 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	June 25, 2022	December 25, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$165,824	$48,583
Restricted cash	17,112	3,448
Accounts receivable, net	7,234	6,993
Prepaid expenses and other current assets	5,628	4,928
Advertising fund assets, restricted	13,681	6,197
Total current assets	209,479	70,149
Property and equipment, net	60,854	54,503
Goodwill	56,877	56,877
Trademarks	32,700	32,700
Customer relationships, net	9,660	10,302
Other non-current assets	25,791	24,672
Total assets	$395,361	$249,203
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$3,121	$5,414
Other current liabilities	29,188	28,070
Current portion of debt	6,675	—
Advertising fund liabilities	13,681	6,197
Total current liabilities	52,665	39,681
Long-term debt, net	709,546	469,394
Deferred revenues, net of current	27,056	28,024
Deferred income tax liabilities, net	5,898	7,432
Other non-current liabilities	15,666	14,197
Total liabilities	810,831	558,728
Commitments and contingencies (see Note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,914,368 and 29,837,454 shares issued and outstanding as of June 25, 2022 and December 25, 2021, respectively	299	299
Additional paid-in-capital	646	463
Retained deficit	(415,822)	(310,031)
Accumulated other comprehensive loss	(593)	(256)
Total stockholders' deficit	(415,470)	(309,525)
Total liabilities and stockholders' deficit	$395,361	$249,203

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Revenue:
Royalty revenue, franchise fees and other	$36,044	$33,135	$71,114	$64,741
Advertising fees	28,987	22,577	51,526	44,097
Company-owned restaurant sales	18,746	18,288	37,342	35,852
Total revenue	83,777	74,000	159,982	144,690
Costs and expenses:
Cost of sales (1)	14,899	14,207	30,573	27,486
Advertising expenses	29,685	23,301	52,852	45,328
Selling, general and administrative	13,949	16,066	32,035	29,852
Depreciation and amortization	2,547	1,523	4,774	3,318
Loss on disposal of assets	323	—	767	—
Total costs and expenses	61,403	55,097	121,001	105,984
Operating income	22,374	18,903	38,981	38,706
Interest expense, net	5,986	3,724	10,178	7,506
Loss on debt extinguishment	—	—	814	—
Other expense	26	—	91	—
Income before income tax expense	16,362	15,179	27,898	31,200
Income tax expense	3,055	3,867	5,915	6,728
Net income	$13,307	$11,312	$21,983	$24,472

Earnings per share
Basic	$0.45	$0.38	$0.74	$0.82
Diluted	$0.44	$0.38	$0.73	$0.82

Weighted average shares outstanding
Basic	29,882	29,739	29,866	29,722
Diluted	29,914	29,873	29,944	29,859

Dividends per share	$0.17	$0.14	$4.34	$0.28

Other comprehensive income (loss)
Currency translation adjustment	$(271)	$(109)	$(337)	$(109)
Other comprehensive income (loss)	(271)	(109)	(337)	(109)
Comprehensive income	$13,036	$11,203	$21,646	$24,363

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Twenty-Six Weeks Ended June 26, 2021
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 26, 2020	29,687,123	$297	$421	$(342,028)	$—	$(341,310)
Net income	—	—	—	13,160	—	13,160
Shares issued under stock plans	60,958	1	155	—	—	156
Tax payments for restricted stock upon vesting	(11,243)	—	—	(1,862)	—	(1,862)
Stock-based compensation expense, net of forfeitures	—	—	2,316	—	—	2,316
Dividends declared on common stock and equivalents	—	—	(2,866)	(1,322)	—	(4,188)
Balance at March 27, 2021	29,736,838	298	26	(332,052)	—	(331,728)
Net income	—	—	—	11,312	—	11,312
Shares issued under stock plans	6,613	—	—	—	—	—
Tax payments for restricted stock upon vesting	(76)	—	—	(11)	—	(11)
Stock-based compensation expense, net of forfeitures	—	—	2,456	—	—	2,456
Dividends declared on common stock and equivalents	—	—	(1,888)	(2,275)	—	(4,163)
Currency translation adjustment	—	—	—	—	(109)	(109)
Balance at June 26, 2021	29,743,375	$298	$594	$(323,026)	$(109)	$(322,243)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Twenty-Six Weeks Ended June 25, 2022
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 25, 2021	29,837,454	$299	$463	$(310,031)	$(256)	$(309,525)
Net income	—	—	—	8,676	—	8,676
Shares issued under stock plans	41,289	—	125	—	—	125
Tax payments for restricted stock upon vesting	(1,923)	—	—	(298)	—	(298)
Stock-based compensation expense, net of forfeitures	—	—	2,191	—	—	2,191
Dividends declared on common stock and equivalents	—	—	(2,370)	(122,960)	—	(125,330)
Currency translation adjustment	—	—	—	—	(66)	(66)
Balance at March 26, 2022	29,876,820	299	409	(424,613)	(322)	(424,227)
Net income	—	—	—	13,307	—	13,307
Shares issued under stock plans	37,594	—	1,838	—	—	1,838
Tax payments for restricted stock upon vesting	(46)	—	—	(4)	—	(4)
Stock-based compensation expense, net of forfeitures	—	—	(1,601)	—	—	(1,601)
Dividends declared on common stock and equivalents	—	—	—	(4,512)	—	(4,512)
Currency translation adjustment	—	—	—	—	(271)	(271)
Balance at June 25, 2022	29,914,368	$299	$646	$(415,822)	$(593)	$(415,470)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	June 25, 2022	June 26, 2021

Operating activities
Net income	$21,983	$24,472
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,774	3,318
Deferred income taxes	(1,534)	936
Stock-based compensation expense	590	4,772
Loss on disposal of assets	767	—
Amortization of debt issuance costs	879	711
Loss on debt extinguishment	814	—
Changes in operating assets and liabilities:
Accounts receivable	(241)	(925)
Prepaid expenses and other assets	(1,173)	(2,217)
Advertising fund assets and liabilities, net	5,814	4,897
Accounts payable and other current liabilities	(2,216)	(5,231)
Deferred revenue	(844)	1,315
Other non-current liabilities	(149)	(436)
Cash provided by operating activities	29,464	31,612

Investing activities
Purchases of property and equipment	(12,695)	(8,258)
Proceeds from sales of assets	3,637	—
Payments for investments	—	(4,163)
Cash used in investing activities	(9,058)	(12,421)

Financing activities
Proceeds from exercise of stock options	1,963	156
Borrowings of long-term debt	250,000	—
Repayments of long-term debt	—	(1,200)
Payment of deferred financing costs and other debt-related costs	(5,442)	—
Tax payments for restricted stock upon vesting	(302)	(1,873)
Dividends paid	(129,906)	(8,889)
Cash provided by (used in) financing activities	116,313	(11,806)

Net increase in cash, cash equivalents, and restricted cash	136,719	7,385
Cash, cash equivalents, and restricted cash at beginning of period	54,906	59,270
Cash, cash equivalents, and restricted cash at end of period	$191,625	$66,655

Supplemental information:
Accrued capital expenditures	$6,831	$6,325
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation and Update to Significant Accounting Policies
Nature of operations. Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of June 25, 2022, the Company had a total of 1,858 restaurants in its system. The Company's restaurant base is approximately 98% franchised, with 1,819 franchised locations (including 219 international locations) and 39 company-owned restaurants as of June 25, 2022.
Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of June 25, 2022 and December 25, 2021, and operating results are for the thirteen and twenty-six weeks ended June 25, 2022 and June 26, 2021.
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
Cash, Cash Equivalents, and Restricted Cash. Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of June 25, 2022 and December 25, 2021 were as follows (in thousands):

	June 25, 2022	December 25, 2021
Cash and cash equivalents	$165,824	$48,583
Restricted cash	17,112	3,448
Restricted cash, included in Advertising fund assets, restricted	8,689	2,875
Total cash, cash equivalents, and restricted cash	$191,625	$54,906
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Basic weighted average shares outstanding	29,882	29,739	29,866	29,722
Dilutive shares	32	134	78	137
Diluted weighted average shares outstanding	29,914	29,873	29,944	29,859

For the thirteen weeks ended June 25, 2022 and June 26, 2021, equity awards representing approximately 77,000 and 8,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
For the twenty-six weeks ended June 25, 2022 and June 26, 2021, equity awards representing approximately 38,000 and 7,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Dividends
In each of the first two quarters of 2022, the Company’s Board of Directors declared a quarterly dividend of $0.17 per share of common stock, which, in the aggregate, totaled $10.2 million, or $0.34 per share of common stock, and which was paid during the twenty-six weeks ended June 25, 2022.
Subsequent to the second quarter, on July 27, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.19 per share of common stock for stockholders of record as of August 12, 2022. The regular quarterly dividend is to be paid on September 2, 2022, totaling approximately $5.7 million.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt and the investment in bonds held by the Company’s United Kingdom master franchisee, Lemon Pepper Holdings Ltd. (“LPH”), are determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	June 25, 2022		December 25, 2021
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$477,600	$415,192	$477,600	$480,676
2022-1 Class A-2 Senior Secured Notes (1)	Level 2	$250,000	$218,125	$—	$—
Investment in bonds of LPH (2)	Level 2	$3,723	$3,723	$4,151	$4,151
(1) The fair value of the 2020-1 and 2022-1 Class A-2 Senior Secured Notes was estimated using available market information.
(2) The fair value approximates discounted cash flows using current market rates for debt investments with similar maturities and credit risk.
The Company also measures certain non-financial assets (primarily long-lived assets, intangible assets, and goodwill) at fair value on a non-recurring basis in connection with its periodic evaluations of such assets for potential impairment.
(5)    Income Taxes
Income tax expense and the effective tax rate were $3.1 million and 18.7%, respectively, for the thirteen weeks ended June 25, 2022, and $3.9 million and 25.5%, respectively, for the thirteen weeks ended June 26, 2021. Income tax expense and the effective tax rate were $5.9 million and 21.2%, respectively, for the twenty-six weeks ended June 25, 2022, and $6.7 million and 21.6%, respectively, for the twenty-six weeks ended June 26, 2021. The major components of the year-over-year decrease in effective tax rates were the impact of stock awards forfeited during the twenty-six weeks ended June 25, 2022, partially offset by the impact of excess tax benefits associated with stock options exercised in the prior year comparable period.
(6)    Debt Obligations
Long-term debt consisted of the following components (in thousands):

	June 25, 2022	December 25, 2021
2020-1 Class A-2 Senior Secured Notes	$477,600	$477,600
2022-1 Class A-2 Senior Secured Notes	250,000	—
Debt issuance costs, net of amortization	(11,379)	(8,206)
Total debt	716,221	469,394
Less: current portion of debt	(6,675)	—
Long-term debt, net	$709,546	$469,394

On March 9, 2022, the Company completed a securitized financing transaction, in which Wingstop Funding LLC, a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company (the “Issuer”), issued $250 million of its Series 2022-1 3.734% Fixed Rate Senior Secured Notes, Class A-2 (the “2022 Class A-2 Notes”). The Issuer also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Notes, Class A-1 (the “2022 Variable Funding Notes,” and together with the 2022 Class A-2 Notes, the “2022 Notes”), which permits borrowings of up to a maximum principal amount of $200 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. The proceeds from the securitized financing transaction were used to pay related transaction fees and expenses, strengthen the Company's liquidity position and for general corporate purposes, which included a return of capital to the Company’s stockholders.

In addition to the 2022 Notes, the Company’s outstanding debt consists of its existing Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Notes”). The Company’s existing revolving financing facility of Series 2020-1 Class A-1 Notes (“the 2020 Variable Funding Notes”) was terminated in connection with the transaction. As of December 25, 2021, $3.5 million of letters of credit were outstanding against the 2020 Variable Funding Notes, which related primarily to required

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
interest reserves, and there were no amounts drawn down on the letters of credit as of December 25, 2021. No borrowings were outstanding under the 2022 Variable Funding Notes as of June 25, 2022.

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

The 2022 Variable Funding Notes accrue interest at a variable rate based on (i) the prime rate, (ii) the overnight federal funds rates, (iii) the secured overnight financing rate, or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin, as more fully set forth in the 2022 Variable Funding Note Purchase Agreement, dated March 9, 2022, and the indenture supplement. Commitment fees and other usage fees apply to the 2022 Variable Funding Notes facility depending on the type of borrowing requested. There is a 60-basis points draw fee on borrowings requested pursuant to the terms of the 2022 Variable Fund Notes. Additionally, during a commitment availability period, there is a 30-basis point commitment fee on the committed portion of the 2022 Variable Funding Notes. There were no amounts drawn down on the letters of credit as of June 25, 2022.

The 2022 Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be used to make required payments in respect of the 2022 Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the 2022 Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, that the assets pledged as collateral for the 2022 Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information, and similar matters. The 2022 Class A-2 Notes are also subject to customary rapid amortization events provided for in the indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain change of control and manager termination events, an event of default, and the failure to repay or refinance the 2022 Class A-2 Notes on the applicable scheduled maturity date. The 2022 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the 2022 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of June 25, 2022, the Company was in compliance with all financial covenants.

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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(8)    Stock-Based Compensation
During the twenty-six weeks ended June 25, 2022, the Company granted stock options to purchase 37,787 shares of common stock and 56,493 restricted stock units (“RSUs”) to certain employees. The stock options vest in equal annual amounts over a three-year period subsequent to the grant date, and have a maximum contractual term of ten years. The stock options were granted with a weighted-average exercise price of $144.94 per share and had a weighted-average grant-date fair value of $49.10 per share. The RSUs granted to certain employees generally vest in equal annual amounts over a three-year period, subsequent to the grant date and had a weighted-average grant-date fair value of $111.56 per unit.
In addition, the Company granted 42,556 performance stock units (“PSUs”) to certain employees during the twenty-six weeks ended June 25, 2022. The PSUs cliff-vest at the end of a three year service period or vest in equal annual amounts over a three year period. Vested amounts may range from 0% to a maximum of 500% of targeted amounts depending on the achievement of performance measures at the end of each vesting period. Such performance measures are based on the Company meeting certain return on incremental investment targets or unit development targets for the vesting period. The PSUs had a weighted-average grant-date fair value of $126.78 per unit. Total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.

Total compensation expense related to all share-based awards, net of forfeitures recognized, was $0.6 million and $4.8 million for the twenty-six weeks ended June 25, 2022 and June 26, 2021, respectively, and was included in Selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Comprehensive Income. The Company recognized forfeitures of $4.2 million during the thirteen and twenty-six weeks ended June 25, 2022.
(9)    Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the thirteen and twenty-six weeks ended June 25, 2022 and June 26, 2021 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Royalty revenue	$33,037	$30,414	$65,241	$59,223
Advertising fees	28,987	22,577	51,526	44,097
Franchise fees	1,004	864	1,963	2,060

Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen and twenty-six weeks ended June 25, 2022 was included in the deferred revenue balance as of December 25, 2021. Approximately $8.7 million and $10.4 million of deferred revenue as of June 25, 2022 and December 25, 2021, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.0 years. The Company did not have any material contract assets as of June 25, 2022.

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
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with over 1,850 locations worldwide. We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings, boneless wings and tenders, always cooked to order and hand-sauced-and-tossed in 11 bold, distinctive flavors.
The Company is primarily a franchisor, with approximately 98% of Wingstop’s restaurants currently owned and operated by independent franchisees. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating stockholder value through strong and consistent free cash flow and capital-efficient growth.
Although our business has been challenged by COVID-19-related and other inflationary pressures, we were well positioned for the shift in consumer behavior, which allowed us to achieve domestic same store sales growth of 30.7% in the three-year period ended June 25, 2022. While we have experienced higher product costs in certain categories, these have been mitigated by recent deflation in bone-in chicken costs. Uncertainties related to COVID-19 and inflation, including fluctuations in costs, wage increases and inflationary pressures on the consumer, make it difficult to predict what impact, if any, these items will have on our business in the future.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Domestic Franchised Activity:
Beginning of period	1,551	1,371	1,498	1,327
Openings	49	44	105	88
Closures	—	—	(3)	—
Restaurants end of period	1,600	1,415	1,600	1,415

Domestic Company-Owned Activity:
Beginning of period	37	33	36	32
Openings	2	1	3	2
Closures	—	—	—	—
Restaurants end of period	39	34	39	34

Total Domestic Restaurants	1,639	1,449	1,639	1,449

International Franchised Activity:
Beginning of period	203	175	197	179
Openings	16	4	23	6
Closures	—	(4)	(1)	(10)
Restaurants end of period	219	175	219	175

Total System-wide Restaurants	1,858	1,624	1,858	1,624
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
The following table sets forth our key performance indicators for the thirteen and twenty-six weeks ended June 25, 2022 and June 26, 2021 (in thousands, except unit data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Number of system-wide restaurants open at end of period	1,858	1,624	1,858	1,624
System-wide sales (1)	$633,620	$589,665	$1,263,649	$1,148,534
Domestic restaurant AUV	$1,581	$1,556	$1,581	$1,556
Domestic same store sales growth	(3.3)%	2.1%	(1.1)%	10.4%
Company-owned domestic same store sales growth	(4.9)%	(3.1)%	(1.5)%	4.3%
Total revenue	$83,777	$74,000	$159,982	$144,690
Net income	$13,307	$11,312	$21,983	$24,472
Adjusted EBITDA (2)	$23,667	$22,882	$45,756	$46,796
Adjusted net income (3)	$13,590	$11,312	$23,743	$24,472

(1) The percentage of system-wide sales attributable to company-owned restaurants was 3.0% and 2.8% for the thirteen weeks ended June 25, 2022 and June 26, 2021, respectively, and was 3.0% and 2.9% for the twenty-six weeks ended June 25, 2022 and June 26, 2021, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and twenty-six weeks ended June 25, 2022 and June 26, 2021 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net income	$13,307	$11,312	$21,983	$24,472
Interest expense, net	5,986	3,724	10,178	7,506
Income tax expense (benefit)	3,055	3,867	5,915	6,728
Depreciation and amortization	2,547	1,523	4,774	3,318
EBITDA	$24,895	$20,426	$42,850	$42,024
Additional adjustments:
Loss on debt extinguishment and financing transaction costs (a)	—	—	1,124	—
Loss on disposal of assets (b)	323	—	767	—
Consulting fees (c)	50	—	425	—
Stock-based compensation expense (d)	(1,601)	2,456	590	4,772
Adjusted EBITDA	$23,667	$22,882	$45,756	$46,796

(a) Represents costs and expenses related to our 2022 securitized financing facility and payment of a special dividend, as well as the extinguishment of our 2020 variable funding note facility; all transaction costs are included in Loss on debt extinguishment during the twenty-six weeks ended June 25, 2022, with the exception of $310,000 that is included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
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
(d) Includes non-cash, stock-based compensation, net of forfeitures.

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

The following table reconciles net income to Adjusted net income and calculates adjusted earnings per diluted share for the thirteen and twenty-six weeks ended June 25, 2022 and June 26, 2021 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Numerator:
Net income	$13,307	$11,312	$21,983	$24,472
Adjustments:
Loss on debt extinguishment and financing transactions (a)	—	—	1,124	—
Loss on disposal of assets (b)	323	—	767	—
Consulting fees (c)	50	—	425	—
Tax effect of adjustments (d)	(90)	—	(556)	—
Adjusted net income	$13,590	$11,312	$23,743	$24,472

Denominator:
Weighted-average shares outstanding - diluted	29,914	29,873	29,944	29,859

Adjusted earnings per diluted share	$0.45	$0.38	$0.79	$0.82

(a) Represents costs and expenses related to our 2022 securitized financing facility and payment of a special dividend, as well as the extinguishment of our 2020 variable funding note facility; all transaction costs are included in Loss on debt extinguishment during the twenty-six weeks ended June 25, 2022, with the exception of $310,000 that is included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
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

(d) Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an assumed effective tax rate of 24% for the thirteen and twenty-six weeks ended June 25, 2022 and June 26, 2021, which includes provisions for U.S. federal income taxes, and assumes the respective statutory rates for applicable state and local jurisdictions.

Results of Operations
Thirteen Weeks Ended June 25, 2022 compared to Thirteen Weeks Ended June 26, 2021
The following table sets forth our results of operations for the thirteen weeks ended June 25, 2022 and June 26, 2021 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	June 25, 2022	June 26, 2021	$	%
Revenue:
Royalty revenue, franchise fees and other	$36,044	$33,135	$2,909	8.8%
Advertising fees	28,987	22,577	6,410	28.4%
Company-owned restaurant sales	18,746	18,288	458	2.5%
Total revenue	83,777	74,000	9,777	13.2%
Costs and expenses:
Cost of sales (1)	14,899	14,207	692	4.9%
Advertising expenses	29,685	23,301	6,384	27.4%
Selling, general and administrative	13,949	16,066	(2,117)	(13.2)%
Depreciation and amortization	2,547	1,523	1,024	67.2%
Loss on disposal of assets	323	—	323	100.0%
Total costs and expenses	61,403	55,097	6,306	11.4%
Operating income	22,374	18,903	3,471	18.4%
Interest expense, net	5,986	3,724	2,262	60.7%
Other expense	26	—	26	100.0%
Income before income tax expense	16,362	15,179	1,183	7.8%
Income tax expense	3,055	3,867	(812)	(21.0)%
Net income	$13,307	$11,312	$1,995	17.6%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.

Total revenue. During the thirteen weeks ended June 25, 2022, total revenue was $83.8 million, an increase of $9.8 million, or 13.2%, compared to $74.0 million in the comparable period in 2021. Royalty revenue, franchise fees and other increased $2.9 million primarily due to 229 net franchise restaurant openings since June 26, 2021, partially offset by a decline in domestic same store sales of 3.3%. Advertising fees increased $6.4 million due to an increase in the national advertising fund contribution rate to 5% from 4% effective the first day of the fiscal second quarter 2022, as well as the 7.5% increase in system-wide sales in the thirteen weeks ended June 25, 2022 compared to the thirteen weeks ended June 26, 2021. Company-owned restaurant sales increased $0.5 million due to an increase of $1.2 million related to the addition of six net new company-owned restaurants compared to the prior year comparable period, partially offset by a 4.9% decline in company-owned same store sales, which was driven by a decline in transactions.
Cost of sales. During the thirteen weeks ended June 25, 2022, cost of sales was $14.9 million, an increase of $0.7 million, or 4.9%, compared to $14.2 million in the comparable period in 2021. Cost of sales as a percentage of company-owned restaurant sales was 79.5% in the thirteen weeks ended June 25, 2022, compared to 77.7% in the comparable period in 2021.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	June 25, 2022		June 26, 2021
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	7,376	39.3%	8,023	43.9%
Labor costs	4,328	23.1%	3,774	20.6%
Other restaurant operating expenses	3,419	18.2%	2,809	15.4%
Vendor rebates	(412)	(2.2)%	(410)	(2.2)%
Cost of sales (excluding pre-opening expenses)	14,711	78.5%	14,196	77.6%
Pre-opening expenses	188	1.0%	11	0.1%
Total cost of sales	14,899	79.5%	14,207	77.7%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 39.3% in the thirteen weeks ended June 25, 2022, compared to 43.9% in the comparable period in 2021. The decrease was primarily due to an 18.8% decrease in the cost of bone-in chicken wings as compared to the prior year period. This decrease was partially offset by inflation in other food costs during the thirteen weeks ended June 25, 2022.

Labor costs as a percentage of company-owned restaurant sales were 23.1% for the thirteen weeks ended June 25, 2022, compared to 20.6% in the comparable period in 2021. The increase as a percentage of company-owned restaurant sales was primarily due to higher wage rates in the company-owned restaurants recently opened in New York City, as well as increases in company-owned restaurant wages, hiring and training costs as a result of the ongoing competitive labor market during the thirteen weeks ended June 25, 2022.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 18.2% for the thirteen weeks ended June 25, 2022, compared to 15.4% in the comparable period in 2021. The increase as a percentage of company-owned restaurant sales was primarily a result of higher rent and occupancy costs associated with company-owned restaurants recently opened in New York City during the thirteen weeks ended June 25, 2022.
Pre-opening expenses as a percentage of company-owned restaurant sales were 1.0% for the thirteen weeks ended June 25, 2022 due to our development of the New York City market.
Advertising expenses. During the thirteen weeks ended June 25, 2022, advertising expenses were $29.7 million, an increase of $6.4 million compared to $23.3 million in the comparable period in 2021. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.

Selling, general and administrative (SG&A). During the thirteen weeks ended June 25, 2022, SG&A expense was $13.9 million, a decrease of $2.1 million compared to $16.1 million in the comparable period in 2021. The decrease of SG&A expense was primarily due to a decrease of $4.1 million in stock based compensation expense related to stock awards forfeited during the thirteen weeks ended June 25, 2022. This was partially offset by an increase of $0.9 million in professional fees to support the Company’s strategic initiatives and an increase of $0.5 million in travel expense as compared to the prior year period.
Depreciation and amortization. During the thirteen weeks ended June 25, 2022, depreciation expense was $2.5 million, an increase of $1.0 million compared to $1.5 million in the comparable period in 2021. The increase in depreciation and amortization was primarily due to capital expenditures related to our corporate headquarters building and investments in technology.
Loss on disposal of assets. During the thirteen weeks ended June 25, 2022, loss on disposal of assets was $0.3 million related to the sale of restaurant assets to a franchisee.
Interest expense, net. During the thirteen weeks ended June 25, 2022, interest expense, net was $6.0 million, an increase of $2.3 million compared to $3.7 million of interest expense, net in the comparable period in 2021. The increase was due to the securitized financing transaction completed on March 9, 2022, which increased our outstanding debt by $250 million.

Income tax expense. During the thirteen weeks ended June 25, 2022, we recognized income tax expense of $3.1 million yielding an effective tax rate of 18.7%, compared to an effective tax rate of 25.5% in the prior year period. The decrease in the effective tax rate was primarily due to the impact of stock awards forfeited during the thirteen weeks ended June 25, 2022.
Twenty-Six Weeks Ended June 25, 2022 compared to Twenty-Six Weeks Ended June 26, 2021
The following table sets forth our results of operations for the twenty-six weeks ended June 25, 2022 and June 26, 2021 (dollars in thousands):

	Twenty-Six Weeks Ended		Increase / (Decrease)
	June 25, 2022	June 26, 2021	$	%
Revenue:
Royalty revenue, franchise fees and other	$71,114	$64,741	$6,373	9.8%
Advertising fees	51,526	44,097	7,429	16.8%
Company-owned restaurant sales	37,342	35,852	1,490	4.2%
Total revenue	159,982	144,690	15,292	10.6%
Costs and expenses:
Cost of sales (1)	30,573	27,486	3,087	11.2%
Advertising expenses	52,852	45,328	7,524	16.6%
Selling, general and administrative	32,035	29,852	2,183	7.3%
Depreciation and amortization	4,774	3,318	1,456	43.9%
Loss on disposal of assets	767	—	767	100.0%
Total costs and expenses	121,001	105,984	15,017	14.2%
Operating income	38,981	38,706	275	0.7%
Interest expense, net	10,178	7,506	2,672	35.6%
Loss on debt extinguishment	814	—	814	100.0%
Other expense	91	—	91	100.0%
Income before income tax expense	27,898	31,200	(3,302)	(10.6)%
Income tax expense	5,915	6,728	(813)	(12.1)%
Net income	$21,983	$24,472	$(2,489)	(10.2)%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.

Total revenue. During the twenty-six weeks ended June 25, 2022, total revenue was $160.0 million, an increase of $15.3 million, or 10.6%, compared to $144.7 million in the comparable period in 2021. Royalty revenue, franchise fees and other increased $6.4 million primarily due to 229 net franchise restaurant openings since June 26, 2021, partially offset by a decline in domestic same store sales of 1.1%. Advertising fees increased $7.4 million due to an increase in the national advertising fund contribution rate to 5% from 4% effective the first day of the fiscal second quarter 2022, as well as the 10.0% increase in system-wide sales in the twenty-six weeks ended June 25, 2022 compared to the twenty-six weeks ended June 26, 2021. Company-owned restaurant sales increased $1.5 million primarily due to an increase of $1.9 million related to the addition of six net new company-owned restaurants compared to the prior year comparable period. This increase was partially offset by a decline of 1.5% in company-owned same store sales driven by a decrease in transactions.
Cost of sales. During the twenty-six weeks ended June 25, 2022, cost of sales was $30.6 million, an increase of $3.1 million, or 11.2%, compared to $27.5 million in the comparable period in 2021. Cost of sales as a percentage of company-owned restaurant sales was 81.9% in the twenty-six weeks ended June 25, 2022, compared to 76.7% in the comparable period in 2021.

The table below presents the major components of cost of sales (dollars in thousands):

	Twenty-Six Weeks Ended
	June 25, 2022		June 26, 2021
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	$15,343	41.1%	$15,327	42.8%
Labor costs	9,136	24.5%	7,502	20.9%
Other restaurant operating expenses	6,280	16.8%	5,437	15.2%
Vendor rebates	(819)	(2.2)%	(791)	(2.2)%
Cost of sales (excluding pre-opening expenses)	29,940	80.2%	27,475	76.6%
Pre-opening expenses	633	1.7%	11	—%
Total cost of sales	$30,573	81.9%	$27,486	76.7%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 41.1% in the twenty-six weeks ended June 25, 2022, compared to 42.8% in the comparable period in 2021. The decrease was primarily due to the benefit of menu price increases coupled with a 3.2% decrease in the cost of bone-in chicken wings as compared to the prior year period. These decreases were partially offset by the inflation in other food costs during the twenty-six weeks ended June 25, 2022.
Labor costs as a percentage of company-owned restaurant sales were 24.5% for the twenty-six weeks ended June 25, 2022, compared to 20.9% in the comparable period in 2021. The increase as a percentage of company-owned restaurant sales was primarily due to higher wage rates in the restaurants recently opened in New York City, as well as increases in company-owned restaurant wages, hiring and training costs as a result of the ongoing competitive labor market during the twenty-six weeks ended June 25, 2022.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 16.8% for the twenty-six weeks ended June 25, 2022, compared to 15.2% in the comparable period in 2021. The increase as a percentage of company-owned restaurant sales was primarily a result of higher rent and occupancy costs associated with the opening of company-owned restaurants in New York City for the twenty-six weeks ended June 25, 2022.
Pre-opening expenses as a percentage of company-owned restaurant sales were 1.7% for the twenty-six weeks ended June 25, 2022 due to our development of the New York City market.
Advertising expenses. During the twenty-six weeks ended June 25, 2022, advertising expenses were $52.9 million, an increase of $7.5 million compared to $45.3 million in the comparable period in 2021. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (SG&A). During the twenty-six weeks ended June 25, 2022, SG&A expense was $32.0 million, an increase of $2.2 million compared to $29.9 million in the comparable period in 2021. The increase in SG&A expense was primarily due to an increase of $2.5 million in headcount related expenses to support the growth in our business, an increase of $2.2 million in professional fees to support the Company’s strategic initiatives, and an increase of $1.1 million in travel expense as compared to the prior year period. These increases were partially offset by a decrease of $4.2 million in stock-based compensation expense related to stock awards forfeited during the twenty-six weeks ended June 25, 2022.
Depreciation and amortization. During the twenty-six weeks ended June 25, 2022, depreciation expense was $4.8 million, an increase of $1.5 million compared to $3.3 million in the comparable period in 2021. The increase in depreciation and amortization was primarily due to capital expenditures related to our corporate headquarters building and investments in technology.
Loss on disposal of assets. During the twenty-six weeks ended June 25, 2022, loss on disposal of assets was $0.8 million related to the sale of restaurant assets to a franchisee.

Interest expense, net. During the twenty-six weeks ended June 25, 2022, interest expense, net was $10.2 million, an increase of $2.7 million compared to $7.5 million of interest expense, net in the comparable period in 2021. The increase was due to the securitized financing transaction completed on March 9, 2022, which increased our outstanding debt by $250 million.
Loss on debt extinguishment. Loss on debt extinguishment was $0.8 million during the twenty-six weeks ended June 25, 2022 due to costs and fees associated with the extinguishment of our 2020 Variable Funding Note facility on March 9, 2022.
Income tax expense. During the twenty-six weeks ended June 25, 2022, we recognized income tax expense of $5.9 million yielding an effective tax rate of 21.2%, compared to an effective tax rate of 21.6% in the prior year period. The decrease in the effective tax rate was primarily due to the impact of stock awards forfeited during the twenty-six weeks ended June 25, 2022, partially offset by the impact of excess tax benefits associated with stock options exercised in the prior year comparable period.
Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and borrowings available under our securitized financing facility. Our primary requirements for liquidity and capital are working capital, general corporate needs, capital expenditures, income tax payments, debt service requirements, and dividend payments. Historically, we have operated with minimal positive working capital or with negative working capital. We generally utilize available cash flows from operations to invest in our business, service our debt obligations, and pay dividends.
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our 2022 Variable Funding Notes (as defined below). As of June 25, 2022, the Company had $191.6 million of cash and restricted cash on its balance sheet.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility including our 2022 Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
The following table shows summary cash flows information for the twenty-six weeks ended June 25, 2022 and June 26, 2021 (in thousands):

	Twenty-Six Weeks Ended
	June 25, 2022	June 26, 2021
Net cash provided by (used in):
Operating activities	$29,464	$31,612
Investing activities	(9,058)	(12,421)
Financing activities	116,313	(11,806)
Net change in cash and cash equivalents	$136,719	$7,385
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
Net cash provided by operating activities was $29.5 million in the twenty-six weeks ended June 25, 2022, a decrease of $2.1 million from cash provided by operating activities of $31.6 million in the twenty-six weeks ended June 26, 2021. The decrease is primarily due to the decrease in net income, including non-cash adjustments, totaling $5.9 million, partially offset by the change in timing of working capital.
Investing activities. Our net cash used in investing activities was $9.1 million in the twenty-six weeks ended June 25, 2022, a decrease of $3.4 million from cash used in investing activities of $12.4 million in the twenty-six weeks ended June 26, 2021. The decrease in cash used in investing activities was primarily due to a payment of $4.2 million related to a foreign investment in our United Kingdom franchisee made during the twenty-six weeks ended June 26, 2021, as well as the sale of restaurant assets to a franchisee during the twenty-six weeks ended June 25, 2022. This was partially offset by an increase in capital expenditures related to our investments in technology as compared to the prior year period.

Financing activities. Our net cash provided by financing activities was $116.3 million in the twenty-six weeks ended June 25, 2022, a change of $128.1 million from cash used in financing activities of $11.8 million in the twenty-six weeks ended June 26, 2021. The change was due to additional borrowings under our 2022 Class A-2 Notes (as defined below) of $250 million, partially offset by the payment of a special dividend in connection with the securitized financing transaction totaling $119.5 million, as well as deferred financing and other debt related costs incurred of $5.4 million during the twenty-six weeks ended June 25, 2022
Securitized financing facility. On March 9, 2022, the Company completed a securitized financing transaction, pursuant to which Wingstop Funding LLC (the “Issuer”), a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company, issued $250 million of its Series 2022-1 3.734% Fixed Rate Senior Secured Notes, Class A-2 (the "2022 Class A-2 Notes"). The Issuer also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Notes, Class A-1 (the “2022 Variable Funding Notes,” and together with the 2022 Class A-2 Notes, the “2022 Notes”), which permits borrowings of up to a maximum principal amount of $200 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. The Company’s existing revolving financing facility of Series 2020-1 Class A-1 Notes was terminated in connection with the transaction. The proceeds from the securitized financing transaction were used to pay related transaction fees and expenses, strengthen the Company's liquidity position and for general corporate purposes, which included a return of capital to the Company’s stockholders.

In addition to the 2022 Notes, the Company’s outstanding debt consists of its existing Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Notes”). No borrowings were outstanding under the 2022 Variable Funding Notes as of June 25, 2022.
Dividends. We paid a quarterly cash dividend of $0.17 per share of common stock in each of the first two quarters of 2022, resulting in aggregate dividend payments of $10.2 million during the twenty-six weeks ended June 25, 2022. On July 27, 2022, the Company’s Board of Directors approved a dividend of $0.19 per share, to be paid on September 2, 2022 to stockholders of record as of August 12, 2022, totaling approximately $5.7 million.
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

Special Note Regarding Forward-Looking Statements
This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, trends, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements can generally by identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “expect,” “intend,” “plan,” “outlook,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “predict,” “could,” “project,” “potential” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements are accompanied by such terms. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks, and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for fresh bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 27.9% and 34.8% of our company-owned restaurant cost of sales during the twenty-six weeks ended June 25, 2022 and June 26, 2021, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.9 million during the twenty-six weeks ended June 25, 2022. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $727.6 million incurred under the 2022 Notes and 2020 Notes as of June 25, 2022 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the 2022 Variable Funding Notes; however, the Company had no outstanding borrowings under its 2022 Variable Funding Notes as of June 25, 2022.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 25, 2022, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 25, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

10.1
Offer Letter between Wingstop Inc. and Michael J. Skipworth, dated April 25, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on April 29, 2022 and incorporated herein by reference.

10.2
Wingstop Inc. Amended and Restated Executive Severance Plan, effective May 26, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on May 27, 2022 and incorporated herein by reference.

10.3
Form of Wingstop Inc. Executive Severance Plan Participation Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37425) on May 27, 2022 and incorporated herein by reference.

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

Wingstop Inc.
(Registrant)

Date:	July 28, 2022	By:	/s/ Michael J. Skipworth
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2022	By:	/s/ Alex R. Kaleida
Chief Financial Officer
(Principal Financial and Accounting Officer)