Form 10-Q
period 2022-09-24
Wingstop Inc.
filed 2022-10-26
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On October 25, 2022 there were 29,916,380 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	September 24, 2022	December 25, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$173,511	$48,583
Restricted cash	13,182	3,448
Accounts receivable, net	8,829	6,993
Prepaid expenses and other current assets	5,752	4,928
Advertising fund assets, restricted	21,817	6,197
Total current assets	223,091	70,149
Property and equipment, net	63,236	54,503
Goodwill	58,570	56,877
Trademarks	32,700	32,700
Customer relationships, net	9,339	10,302
Other non-current assets	24,100	24,672
Total assets	$411,036	$249,203
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$3,497	$5,414
Other current liabilities	28,041	28,070
Current portion of debt	7,300	—
Advertising fund liabilities	21,817	6,197
Total current liabilities	60,655	39,681
Long-term debt, net	708,176	469,394
Deferred revenues, net of current	26,942	28,024
Deferred income tax liabilities, net	6,757	7,432
Other non-current liabilities	15,102	14,197
Total liabilities	817,632	558,728
Commitments and contingencies (see Note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,916,183 and 29,837,454 shares issued and outstanding as of September 24, 2022 and December 25, 2021, respectively	299	299
Additional paid-in-capital	991	463
Retained deficit	(406,902)	(310,031)
Accumulated other comprehensive loss	(984)	(256)
Total stockholders' deficit	(406,596)	(309,525)
Total liabilities and stockholders' deficit	$411,036	$249,203

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Revenue:
Royalty revenue, franchise fees and other	$40,363	$32,829	$111,477	$97,570
Advertising fees	32,146	15,575	83,672	59,672
Company-owned restaurant sales	20,163	17,380	57,505	53,232
Total revenue	92,672	65,784	252,654	210,474
Costs and expenses:
Cost of sales (1)	15,724	15,206	46,297	42,692
Advertising expenses	33,106	16,232	85,958	61,560
Selling, general and administrative	16,686	15,020	48,721	44,872
Depreciation and amortization	2,836	2,061	7,610	5,379
Loss (gain) on disposal of assets	239	(3,567)	1,006	(3,567)
Total costs and expenses	68,591	44,952	189,592	150,936
Operating income	24,081	20,832	63,062	59,538
Interest expense, net	5,742	3,724	15,920	11,230
Loss on debt extinguishment	—	—	814	—
Other expense (income)	290	(22)	381	(22)
Income before income tax expense	18,049	17,130	45,947	48,330
Income tax expense	4,681	5,840	10,596	12,568
Net income	$13,368	$11,290	$35,351	$35,762

Earnings per share
Basic	$0.45	$0.38	$1.18	$1.20
Diluted	$0.45	$0.38	$1.18	$1.19

Weighted average shares outstanding
Basic	29,915	29,799	29,882	29,748
Diluted	29,967	29,963	29,951	29,936

Dividends per share	$0.19	$0.17	$4.53	$0.45

Other comprehensive income (loss)
Currency translation adjustment	$(391)	$(63)	$(728)	$(172)
Other comprehensive income (loss)	(391)	(63)	(728)	(172)
Comprehensive income	$12,977	$11,227	$34,623	$35,590

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirty-Nine Weeks Ended September 25, 2021
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 26, 2020	29,687,123	$297	$421	$(342,028)	$—	$(341,310)
Net income	—	—	—	13,160	—	13,160
Shares issued under stock plans	60,958	1	155	—	—	156
Tax payments for restricted stock upon vesting	(11,243)	—	—	(1,862)	—	(1,862)
Stock-based compensation expense, net of forfeitures	—	—	2,316	—	—	2,316
Dividends declared on common stock and equivalents	—	—	(2,866)	(1,322)	—	(4,188)
Balance at March 27, 2021	29,736,838	298	26	(332,052)	—	(331,728)
Net income	—	—	—	11,312	—	11,312
Shares issued under stock plans	6,613	—	—	—	—	—
Tax payments for restricted stock upon vesting	(76)	—	—	(11)	—	(11)
Stock-based compensation expense, net of forfeitures	—	—	2,456	—	—	2,456
Dividends declared on common stock and equivalents	—	—	(1,888)	(2,275)	—	(4,163)
Currency translation adjustment	—	—	—	—	(109)	(109)
Balance at June 26, 2021	29,743,375	298	594	(323,026)	(109)	(322,243)
Net income	—	—	—	11,290	—	11,290
Shares issued under stock plans	82,553	1	500	—	—	501
Tax payments for restricted stock upon vesting	(165)	—	—	(28)	—	(28)
Stock-based compensation expense, net of forfeitures	—	—	2,051	—	—	2,051
Dividends declared on common stock and equivalents	—	—	(2,078)	(3,562)	—	(5,640)
Currency translation adjustment	—	$—	$—	$—	$(63)	$(63)
Balance at September 25, 2021	29,825,763	$299	$1,067	$(315,326)	$(172)	$(314,132)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirty-Nine Weeks Ended September 24, 2022
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 25, 2021	29,837,454	$299	$463	$(310,031)	$(256)	$(309,525)
Net income	—	—	—	8,676	—	8,676
Shares issued under stock plans	41,289	—	125	—	—	125
Tax payments for restricted stock upon vesting	(1,923)	—	—	(298)	—	(298)
Stock-based compensation expense, net of forfeitures	—	—	2,191	—	—	2,191
Dividends declared on common stock and equivalents	—	—	(2,370)	(122,960)	—	(125,330)
Currency translation adjustment	—	—	—	—	(66)	(66)
Balance at March 26, 2022	29,876,820	299	409	(424,613)	(322)	(424,227)
Net income	—	—	—	13,307	—	13,307
Shares issued under stock plans	37,594	—	1,838	—	—	1,838
Tax payments for restricted stock upon vesting	(46)	—	—	(4)	—	(4)
Stock-based compensation expense, net of forfeitures	—	—	(1,601)	—	—	(1,601)
Dividends declared on common stock and equivalents	—	—	—	(4,512)	—	(4,512)
Currency translation adjustment	—	—	—	—	(271)	(271)
Balance at June 25, 2022	29,914,368	299	646	(415,822)	(593)	(415,470)
Net income	—	—	—	13,368	—	13,368
Shares issued under stock plans	1,815	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	1,528	—	—	1,528
Dividends declared on common stock and equivalents	—	—	(1,183)	(4,448)	—	(5,631)
Currency translation adjustment	—	—	—	—	(391)	(391)
Balance at September 24, 2022	29,916,183	$299	$991	$(406,902)	$(984)	$(406,596)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 24, 2022	September 25, 2021

Operating activities
Net income	$35,351	$35,762
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,610	5,379
Deferred income taxes	(675)	2,167
Stock-based compensation expense	2,118	6,823
Loss (gain) on disposal of assets	1,006	(3,567)
Amortization of debt issuance costs	1,387	1,056
Loss on debt extinguishment	814	—
Changes in operating assets and liabilities:
Accounts receivable	(1,836)	(1,123)
Prepaid expenses and other assets	12	(689)
Advertising fund assets and liabilities, net	11,291	9,426
Accounts payable and other current liabilities	(2,794)	(2,224)
Deferred revenue	(858)	2,318
Other non-current liabilities	(268)	(1,283)
Cash provided by operating activities	53,158	54,045

Investing activities
Purchases of property and equipment	(18,961)	(16,543)
Acquisitions of restaurants from franchisees	(1,738)	(4,876)
Proceeds from sales of assets	4,063	7,207
Payments for investments	—	(4,163)
Cash used in investing activities	(16,636)	(18,375)

Financing activities
Proceeds from exercise of stock options	1,963	657
Borrowings of long-term debt	250,000	—
Repayments of long-term debt	(1,200)	(2,400)
Payment of deferred financing costs and other debt-related costs	(5,442)	—
Tax payments for restricted stock upon vesting	(302)	(1,901)
Dividends paid	(135,587)	(14,690)
Cash provided by (used in) financing activities	109,432	(18,334)

Net increase in cash, cash equivalents, and restricted cash	145,954	17,336
Cash, cash equivalents, and restricted cash at beginning of period	54,906	59,270
Cash, cash equivalents, and restricted cash at end of period	$200,860	$76,606

Supplemental information:
Accrued capital expenditures	$5,880	$8,943
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation and Update to Significant Accounting Policies
Nature of operations. Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of September 24, 2022, the Company had a total of 1,898 restaurants in its system. The Company's restaurant base is approximately 98% franchised, with 1,856 franchised locations (including 225 international locations) and 42 company-owned restaurants as of September 24, 2022.
Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of September 24, 2022 and December 25, 2021, and operating results are for the thirteen and thirty-nine weeks ended September 24, 2022 and September 25, 2021.
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
Cash, Cash Equivalents, and Restricted Cash. Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of September 24, 2022 and December 25, 2021 were as follows (in thousands):

	September 24, 2022	December 25, 2021
Cash and cash equivalents	$173,511	$48,583
Restricted cash	13,182	3,448
Restricted cash, included in Advertising fund assets, restricted	14,167	2,875
Total cash, cash equivalents, and restricted cash	$200,860	$54,906
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Basic weighted average shares outstanding	29,915	29,799	29,882	29,748
Dilutive shares	52	164	69	188
Diluted weighted average shares outstanding	29,967	29,963	29,951	29,936

For the thirteen weeks ended September 24, 2022 and September 25, 2021, equity awards representing approximately 21,000 and 400 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
For the thirty-nine weeks ended September 24, 2022 and September 25, 2021, equity awards representing approximately 31,000 and 4,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Dividends
The Company’s Board of Directors declared a quarterly dividend of $0.17 per share of common stock in each of the first two quarters of 2022, and a quarterly dividend of $0.19 per share of common stock in the third quarter of 2022, resulting in aggregate dividend payments of $15.8 million, or $0.53 per share of common stock, during the thirty-nine weeks ended September 24, 2022.
Subsequent to the third quarter, on October 25, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.19 per share of common stock for stockholders of record as of November 11, 2022. The regular quarterly dividend is to be paid on December 2, 2022, totaling approximately $5.7 million.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt and the investment in bonds issued by the Company’s United Kingdom master franchisee, Lemon Pepper Holdings Ltd. (“LPH”), are determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	September 24, 2022		December 25, 2021
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$476,400	$408,513	$477,600	$480,676
2022-1 Class A-2 Senior Secured Notes (1)	Level 2	$250,000	$216,250	$—	$—
Investment in bonds of LPH (2)	Level 2	$3,042	$3,042	$4,151	$4,151
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
(5)    Income Taxes
Income tax expense and the effective tax rate were $4.7 million and 25.9%, respectively, for the thirteen weeks ended September 24, 2022, and $5.8 million and 34.1%, respectively, for the thirteen weeks ended September 25, 2021. Income tax expense and the effective tax rate were $10.6 million and 23.1%, respectively, for the thirty-nine weeks ended September 24, 2022, and $12.6 million and 26.0%, respectively, for the thirty-nine weeks ended September 25, 2021. The major components of the year-over-year decrease in effective tax rates were the impact of stock awards forfeited during the thirty-nine weeks ended September 24, 2022, as well as the impact of nondeductible expenses for executive compensation in the prior year comparable period.
(6)    Debt Obligations
Long-term debt consisted of the following components (in thousands):

	September 24, 2022	December 25, 2021
2020-1 Class A-2 Senior Secured Notes	$476,400	$477,600
2022-1 Class A-2 Senior Secured Notes	250,000	—
Debt issuance costs, net of amortization	(10,924)	(8,206)
Total debt	715,476	469,394
Less: current portion of debt	(7,300)	—
Long-term debt, net	$708,176	$469,394

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

In addition to the 2022 Notes, the Company’s outstanding debt consists of its existing Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Notes”). The Company’s existing revolving financing facility of Series 2020-1 Class A-1 Notes (“the 2020 Variable Funding Notes”) was terminated in connection with the transaction. As of December 25, 2021, $3.5 million of letters of credit were outstanding against the 2020 Variable Funding Notes, which related primarily to required

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
interest reserves, and there were no amounts drawn down on the letters of credit as of December 25, 2021. No borrowings were outstanding under the 2022 Variable Funding Notes as of September 24, 2022.

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

The 2022 Variable Funding Notes accrue interest at a variable rate based on (i) the prime rate, (ii) the overnight federal funds rates, (iii) the secured overnight financing rate, or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin, as more fully set forth in the 2022 Variable Funding Note Purchase Agreement, dated March 9, 2022, and the indenture supplement. Commitment fees and other usage fees apply to the 2022 Variable Funding Notes facility depending on the type of borrowing requested. There is a 60-basis points draw fee on borrowings requested pursuant to the terms of the 2022 Variable Fund Notes. Additionally, during a commitment availability period, there is a 30-basis point commitment fee on the committed portion of the 2022 Variable Funding Notes. There were no amounts drawn down on the letters of credit as of September 24, 2022.

The 2022 Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be used to make required payments in respect of the 2022 Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the 2022 Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, that the assets pledged as collateral for the 2022 Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information, and similar matters. The 2022 Class A-2 Notes are also subject to customary rapid amortization events provided for in the indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain change of control and manager termination events, an event of default, and the failure to repay or refinance the 2022 Class A-2 Notes on the applicable scheduled maturity date. The 2022 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the 2022 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of September 24, 2022, the Company was in compliance with all financial covenants.

During the first quarter of 2022, as a result of the termination of the 2020 Variable Funding Notes, the Company recorded a loss on debt extinguishment of $0.8 million related to the write-off of previously capitalized financing costs. Total debt issuance costs incurred and capitalized in connection with the issuance of the 2022 Notes were $5.5 million.

As of December 25, 2021, the Company’s leverage ratio was less than 5.0x, and accordingly, per the terms of the applicable debt agreements, the Company elected to suspend principal payments and classified the balance of the 2020 Notes as long-term debt. Subsequent to the closing of the 2022 Notes, the Company had a leverage ratio of greater than 5.0x and, accordingly, the Company resumed making scheduled amortization payments on the notes in the third quarter of 2022. The 2020 Class A-2 Notes and the 2022 Class A-2 Notes are generally subject to 1% annual amortization.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(8)    Stock-Based Compensation
During the thirty-nine weeks ended September 24, 2022, the Company granted stock options to purchase 37,787 shares of common stock and 61,394 restricted stock units (“RSUs”) to certain employees. The stock options vest in equal annual amounts over a three-year period subsequent to the grant date, and have a maximum contractual term of ten years. The stock options were granted with a weighted-average exercise price of $144.94 per share and had a weighted-average grant-date fair value of $49.10 per share. The RSUs granted to certain employees generally vest in equal annual amounts over a three-year period, subsequent to the grant date and had a weighted-average grant-date fair value of $113.01 per unit.
In addition, the Company granted 46,004 performance stock units (“PSUs”) to certain employees during the thirty-nine weeks ended September 24, 2022. The PSUs cliff-vest at the end of a three year service period or vest in equal annual amounts over a three year period. Vested amounts may range from 0% to a maximum of 500% of targeted amounts depending on the achievement of performance measures at the end of each vesting period. Such performance measures are based on the Company meeting certain return on incremental investment targets or unit development targets for the vesting period. The PSUs had a weighted-average grant-date fair value of $127.20 per unit. Total compensation cost for the PSUs is determined based on the number of awards that are probable of vesting based on the outcome of the performance condition.

Total compensation expense related to all share-based awards, net of forfeitures recognized, was $2.1 million and $6.8 million for the thirty-nine weeks ended September 24, 2022 and September 25, 2021, respectively, and was included in Selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Comprehensive Income. The Company recognized forfeitures of $5.2 million during the thirty-nine weeks ended September 24, 2022.
(9)    Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the thirteen and thirty-nine weeks ended September 24, 2022 and September 25, 2021 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Royalty revenue	$36,778	$30,039	$102,020	$89,262
Advertising fees	32,146	15,575	83,672	59,672
Franchise fees	1,257	902	3,221	2,961

Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen and thirty-nine weeks ended September 24, 2022 was included in the deferred revenue balance as of December 25, 2021. Approximately $8.5 million and $10.4 million of deferred revenue as of September 24, 2022 and December 25, 2021, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.3 years. The Company did not have any material contract assets as of September 24, 2022.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(10)    Acquisition of Company-owned Restaurant
During the third fiscal quarter 2022, the company acquired one existing restaurant from a franchisee. The purchase price was $1.7 million and was funded by cash flow from operations. The following table summarizes the preliminary allocations of the purchase price to the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Purchase Price Allocation
Working capital	(6)
Property and equipment	51
Goodwill	1,693
Total purchase price	$1,738
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
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with 1,898 locations worldwide. We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic and boneless wings, tenders, and chicken sandwiches, always cooked to order and hand-sauced-and-tossed in 11 bold, distinctive flavors.
The Company is primarily a franchisor, with approximately 98% of Wingstop’s restaurants currently owned and operated by independent franchisees. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating stockholder value through strong and consistent free cash flow and capital-efficient growth.
Third Quarter of 2022 Highlights
•System-wide sales increased 17.7% to $699.6 million
•40 net new openings in the fiscal third quarter of 2022
•Domestic same store sales increased 6.9%
•Total revenue increased 40.9% to $92.7 million
•Net income increased 18.4% to $13.4 million, or $0.45 per diluted share, compared to net income of $11.3 million, or $0.38 per diluted share in the prior fiscal third quarter
•Adjusted EBITDA, a non-GAAP measure, increased 32.7% to $28.4 million, compared to adjusted EBITDA of $21.4 million in the prior fiscal third quarter
Year-to-Date Third Quarter of 2022 Highlights
•System-wide sales increased 12.6% to $2.0 billion
•167 net new openings in the year-to-date third quarter of 2022
•Domestic same store sales increased 1.6%
•Total revenue increased 20.0% to $252.7 million
•Net income decreased 1.1% to $35.4 million, or $1.18 per diluted share, compared to net income of $35.8 million, or $1.19 per diluted share in the prior fiscal year-to-date period
•Adjusted EBITDA, a non-GAAP measure, increased 8.7% to $74.1 million, compared to adjusted EBITDA of $68.2 million in the prior fiscal year-to-date period

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Domestic Franchised Activity:
Beginning of period	1,600	1,415	1,498	1,327
Openings	32	44	137	132
Closures	—	(1)	(3)	(1)
Acquired by Company	(1)	(3)	(1)	(3)
Re-franchised by Company	—	6	—	6
Restaurants end of period	1,631	1,461	1,631	1,461

Domestic Company-Owned Activity:
Beginning of period	39	34	36	32
Openings	2	1	5	3
Closures	—	—	—	—
Acquired by Company	1	3	1	3
Re-franchised to franchisees	—	(6)	—	(6)
Restaurants end of period	42	32	42	32

Total Domestic Restaurants	1,673	1,493	1,673	1,493

International Franchised Activity:
Beginning of period	219	175	197	179
Openings	9	10	32	16
Closures	(3)	(5)	(4)	(15)
Restaurants end of period	225	180	225	180

Total System-wide Restaurants	1,898	1,673	1,898	1,673
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
The following table sets forth our key performance indicators for the thirteen and thirty-nine weeks ended September 24, 2022 and September 25, 2021 (in thousands, except unit data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Number of system-wide restaurants open at end of period	1,898	1,673	1,898	1,673
System-wide sales (1)	$699,569	$594,300	$1,963,219	$1,742,829
Domestic restaurant AUV	$1,591	$1,579	$1,591	$1,579
Domestic same store sales growth	6.9%	3.9%	1.6%	8.1%
Company-owned domestic same store sales growth	4.3%	(0.2)%	0.3%	2.9%
Total revenue	$92,672	$65,784	$252,654	$210,474
Net income	$13,368	$11,290	$35,351	$35,762
Adjusted EBITDA (2)	$28,394	$21,399	$74,149	$68,195
Adjusted net income (3)	$13,550	$8,579	$37,293	$33,051

(1) The percentage of system-wide sales attributable to company-owned restaurants was 2.9% for both the thirteen weeks ended September 24, 2022 and September 25, 2021, and was 2.9% and 3.1% for the thirty-nine weeks ended September 24, 2022 and September 25, 2021, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 24, 2022 and September 25, 2021 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income	$13,368	$11,290	$35,351	$35,762
Interest expense, net	5,742	3,724	15,920	11,230
Income tax expense (benefit)	4,681	5,840	10,596	12,568
Depreciation and amortization	2,836	2,061	7,610	5,379
EBITDA	$26,627	$22,915	$69,477	$64,939
Additional adjustments:
Loss on debt extinguishment and financing transaction costs (a)	—	—	1,124	—
Loss (gain) on disposal of assets (b)	239	(3,567)	1,006	(3,567)
Consulting fees (c)	—	—	425	—
Stock-based compensation expense (d)	1,528	2,051	2,117	6,823
Adjusted EBITDA	$28,394	$21,399	$74,149	$68,195

(a) Represents costs and expenses related to our 2022 securitized financing facility and payment of a special dividend, as well as the extinguishment of our 2020 variable funding note facility; all transaction costs are included in Loss on debt extinguishment during the thirty-nine weeks ended September 24, 2022, with the exception of $310,000 that is included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(b) Represents a loss (gain) resulting from the sale of assets to a franchisee. This loss (gain) is included in Loss (gain) on disposal of assets in the Consolidated Statements of Comprehensive Income.
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

The following table reconciles net income to Adjusted net income and calculates adjusted earnings per diluted share for the thirteen and thirty-nine weeks ended September 24, 2022 and September 25, 2021 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Numerator:
Net income	$13,368	$11,290	$35,351	$35,762
Adjustments:
Loss on debt extinguishment and financing transactions (a)	—	—	1,124	—
Loss (gain) on disposal of assets (b)	239	(3,567)	1,006	(3,567)
Consulting fees (c)	—	—	425	—
Tax effect of adjustments (d)	(57)	856	(613)	856
Adjusted net income	$13,550	$8,579	$37,293	$33,051

Denominator:
Weighted-average shares outstanding - diluted	29,967	29,963	29,951	29,936

Adjusted earnings per diluted share	$0.45	$0.29	$1.25	$1.10

(a) Represents costs and expenses related to our 2022 securitized financing facility and payment of a special dividend, as well as the extinguishment of our 2020 variable funding note facility; all transaction costs are included in Loss on debt extinguishment during the thirty-nine weeks ended September 24, 2022, with the exception of $310,000 that is included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(b) Represents a loss (gain) resulting from the sale of assets to a franchisee. This loss (gain) is included in Loss on disposal of assets in the Consolidated Statements of Comprehensive Income.
(c) Represents costs and expenses related to a consulting project to support the Company's strategic initiatives, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.

(d) Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an assumed effective tax rate of 24% for the thirteen and thirty-nine weeks ended September 24, 2022 and September 25, 2021, which includes provisions for U.S. federal income taxes, and assumes the respective statutory rates for applicable state and local jurisdictions.

Results of Operations
Thirteen Weeks Ended September 24, 2022 compared to Thirteen Weeks Ended September 25, 2021
The following table sets forth our results of operations for the thirteen weeks ended September 24, 2022 and September 25, 2021 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	September 24, 2022	September 25, 2021	$	%
Revenue:
Royalty revenue, franchise fees and other	$40,363	$32,829	$7,534	22.9%
Advertising fees	32,146	15,575	16,571	106.4%
Company-owned restaurant sales	20,163	17,380	2,783	16.0%
Total revenue	92,672	65,784	26,888	40.9%
Costs and expenses:
Cost of sales (1)	15,724	15,206	518	3.4%
Advertising expenses	33,106	16,232	16,874	104.0%
Selling, general and administrative	16,686	15,020	1,666	11.1%
Depreciation and amortization	2,836	2,061	775	37.6%
Loss (gain) on disposal of assets	239	(3,567)	3,806	(106.7)%
Total costs and expenses	68,591	44,952	23,639	52.6%
Operating income	24,081	20,832	3,249	15.6%
Interest expense, net	5,742	3,724	2,018	54.2%
Other expense (income)	290	(22)	312	NM*
Income before income tax expense	18,049	17,130	919	5.4%
Income tax expense	4,681	5,840	(1,159)	(19.8)%
Net income	$13,368	$11,290	$2,078	18.4%

* Not meaningful.
(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.

Total revenue. During the thirteen weeks ended September 24, 2022, total revenue was $92.7 million, an increase of $26.9 million, or 40.9%, compared to $65.8 million in the comparable period in 2021. Royalty revenue, franchise fees and other increased $7.5 million, of which $3.6 million was due to 215 net franchise restaurant openings since September 25, 2021, and $3.2 million was due to domestic same store sales growth of 6.9%. Advertising fees increased $16.6 million due to an increase in the national advertising fund contribution rate to 5% from 4% effective the first day of the fiscal second quarter 2022, as well as the 17.7% increase in system-wide sales in the fiscal third quarter 2022 compared to the fiscal third quarter 2021. Additionally, during the fiscal third quarter 2021, a $6.9 million non-recurring rebate of advertising surplus was returned to franchisees, reducing the revenue recognized. Company-owned restaurant sales increased $2.8 million due to an increase of $2.3 million related to the addition of nine net new company-owned restaurants compared to the prior year comparable period, as well as a 4.3% increase in company-owned same store sales, which was driven by an increase in menu prices and an increase in transactions.
Cost of sales. During the thirteen weeks ended September 24, 2022, cost of sales was $15.7 million, an increase of $0.5 million, or 3.4%, compared to $15.2 million in the comparable period in 2021. Cost of sales as a percentage of company-owned restaurant sales was 78.0% in the fiscal third quarter 2022, compared to 87.5% in the fiscal third quarter 2021.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	September 24, 2022		September 25, 2021
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	7,504	37.2%	8,353	48.1%
Labor costs	4,652	23.1%	4,269	24.6%
Other restaurant operating expenses	3,842	19.1%	2,781	16.0%
Vendor rebates	(441)	(2.2)%	(396)	(2.3)%
Cost of sales (excluding pre-opening expenses)	15,557	77.2%	15,007	86.3%
Pre-opening expenses	167	0.8%	199	1.1%
Total cost of sales	15,724	78.0%	15,206	87.5%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 37.2% in the thirteen weeks ended September 24, 2022, compared to 48.1% in the comparable period in 2021. The decrease was primarily due to a 42.7% decrease in the cost of bone-in chicken wings as compared to the prior year period. This decrease was partially offset by inflation in other food costs during the fiscal third quarter 2022.

Labor costs as a percentage of company-owned restaurant sales were 23.1% for the thirteen weeks ended September 24, 2022, compared to 24.6% in the comparable period in 2021. The decrease as a percentage of company-owned restaurant sales was primarily due to our ability to leverage costs due to the company-owned domestic same store sales increase of 4.3%. This was partially offset by higher wage rates in the company-owned restaurants recently opened in New York City, as well as increases in company-owned restaurant wages as a result of the ongoing competitive labor market during the fiscal third quarter 2022.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 19.1% for the thirteen weeks ended September 24, 2022, compared to 16.0% in the comparable period in 2021. The increase as a percentage of company-owned restaurant sales was primarily a result of higher rent and occupancy costs associated with company-owned restaurants recently opened in New York City during the fiscal third quarter 2022.
Advertising expenses. During the thirteen weeks ended September 24, 2022, advertising expenses were $33.1 million, an increase of $16.9 million compared to $16.2 million in the comparable period in 2021. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.

Selling, general and administrative (SG&A). During the thirteen weeks ended September 24, 2022, SG&A expense was $16.7 million, an increase of $1.7 million compared to $15.0 million in the comparable period in 2021. The increase of SG&A expense was primarily due to an increase of $1.0 million in headcount related expenses to support the growth in our business, as well as an increase of $0.4 million in professional fees to support the Company’s strategic initiatives. These increases were partially offset by a decrease of $0.5 million in stock-based compensation expense related to stock awards forfeited during the fiscal third quarter 2022.
Depreciation and amortization. During the thirteen weeks ended September 24, 2022, depreciation expense was $2.8 million, an increase of $0.8 million compared to $2.1 million in the comparable period in 2021. The increase in depreciation and amortization was primarily due to capital expenditures related to our technology investments.
Loss (gain) on disposal of assets. During the thirteen weeks ended September 24, 2022, loss on disposal of assets was $0.2 million related to the sale of restaurant assets to a franchisee. In the comparable period in 2021, gain on disposal of assets was $3.6 million related to the sale of six company-owned restaurants to a franchisee.
Interest expense, net. During the thirteen weeks ended September 24, 2022, interest expense, net was $5.7 million, an increase of $2.0 million compared to $3.7 million of interest expense, net in the comparable period in 2021. The increase was due to the securitized financing transaction completed on March 9, 2022, which increased our outstanding debt by $250 million.
Income tax expense. During the thirteen weeks ended September 24, 2022, we recognized income tax expense of $4.7 million yielding an effective tax rate of 25.9%, compared to an effective tax rate of 34.1% in the prior year period. The decrease in the effective tax rate was primarily due to the impact of nondeductible expenses for executive compensation during the prior year comparable period.
Thirty-Nine Weeks Ended September 24, 2022 compared to Thirty-Nine Weeks Ended September 25, 2021
The following table sets forth our results of operations for the thirty-nine weeks ended September 24, 2022 and September 25, 2021 (dollars in thousands):

	Thirty-Nine Weeks Ended		Increase / (Decrease)
	September 24, 2022	September 25, 2021	$	%
Revenue:
Royalty revenue, franchise fees and other	$111,477	$97,570	$13,907	14.3%
Advertising fees	83,672	59,672	24,000	40.2%
Company-owned restaurant sales	57,505	53,232	4,273	8.0%
Total revenue	252,654	210,474	42,180	20.0%
Costs and expenses:
Cost of sales (1)	46,297	42,692	3,605	8.4%
Advertising expenses	85,958	61,560	24,398	39.6%
Selling, general and administrative	48,721	44,872	3,849	8.6%
Depreciation and amortization	7,610	5,379	2,231	41.5%
Loss (gain) on disposal of assets	1,006	(3,567)	4,573	(128.2)%
Total costs and expenses	189,592	150,936	38,656	25.6%
Operating income	63,062	59,538	3,524	5.9%
Interest expense, net	15,920	11,230	4,690	41.8%
Loss on debt extinguishment	814	—	814	100.0%
Other expense (income)	381	(22)	403	NM*
Income before income tax expense	45,947	48,330	(2,383)	(4.9)%
Income tax expense	10,596	12,568	(1,972)	(15.7)%
Net income	$35,351	$35,762	$(411)	(1.1)%

* Not meaningful.
(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.

Total revenue. During the thirty-nine weeks ended September 24, 2022, total revenue was $252.7 million, an increase of $42.2 million, or 20.0%, compared to $210.5 million in the comparable period in 2021. Royalty revenue, franchise fees and other increased $13.9 million, of which $7.6 million was due to 215 net franchise restaurant openings since September 25, 2021, and $5.5 million was due to domestic same store sales growth of 1.6%. Advertising fees increased $24.0 million due to an increase in the national advertising fund contribution rate to 5% from 4% effective the first day of the fiscal second quarter 2022, as well as the 12.6% increase in system-wide sales as compared to the prior year fiscal period. Additionally, during the prior year fiscal period, a $6.9 million non-recurring rebate of advertising surplus was returned to franchisees, reducing the revenue recognized. Company-owned restaurant sales increased $4.3 million primarily due to an increase of $4.2 million related to the addition of nine net new company-owned restaurants compared to the prior year comparable period.
Cost of sales. During the thirty-nine weeks ended September 24, 2022, cost of sales was $46.3 million, an increase of $3.6 million, or 8.4%, compared to $42.7 million in the comparable period in 2021. Cost of sales as a percentage of company-owned restaurant sales was 80.5% in the current year fiscal period, compared to 80.2% in the prior year fiscal period.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirty-Nine Weeks Ended
	September 24, 2022		September 25, 2021
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	$22,847	39.7%	$23,680	44.5%
Labor costs	13,788	24.0%	11,771	22.1%
Other restaurant operating expenses	10,122	17.6%	8,219	15.4%
Vendor rebates	(1,260)	(2.2)%	(1,187)	(2.2)%
Cost of sales (excluding pre-opening expenses)	45,497	79.1%	42,483	79.8%
Pre-opening expenses	800	1.4%	209	0.4%
Total cost of sales	$46,297	80.5%	$42,692	80.2%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 39.7% in the thirty-nine weeks ended September 24, 2022, compared to 44.5% in the comparable period in 2021. The decrease was primarily due to the benefit of menu price increases coupled with a 18.1% decrease in the cost of bone-in chicken wings as compared to the prior year period. These decreases were partially offset by the inflation in other food costs during the current year fiscal period.
Labor costs as a percentage of company-owned restaurant sales were 24.0% for the thirty-nine weeks ended September 24, 2022, compared to 22.1% in the comparable period in 2021. The increase as a percentage of company-owned restaurant sales was primarily due to higher wage rates in the restaurants recently opened in New York City, as well as increases in company-owned restaurant wages, hiring and training costs as a result of the ongoing competitive labor market during the current year fiscal period.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 17.6% for the thirty-nine weeks ended September 24, 2022, compared to 15.4% in the comparable period in 2021. The increase as a percentage of company-owned restaurant sales was primarily a result of higher rent and occupancy costs associated with the opening of company-owned restaurants in New York City for the current year fiscal period.
Pre-opening expenses as a percentage of company-owned restaurant sales were 1.4% for the thirty-nine weeks ended September 24, 2022 compared to 0.4% in the comparable period in 2021. The increase is primarily due to our development of the New York City market.
Advertising expenses. During the thirty-nine weeks ended September 24, 2022, advertising expenses were $86.0 million, an increase of $24.4 million compared to $61.6 million in the comparable period in 2021. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (SG&A). During the thirty-nine weeks ended September 24, 2022, SG&A expense was $48.7 million, an increase of $3.8 million compared to $44.9 million in the comparable period in 2021. The increase in SG&A expense was primarily due to an increase of $3.4 million in headcount related expenses to support the growth in our business, an increase of $2.5 million in professional fees to support the Company’s strategic initiatives, and an increase of $1.2 million in travel expense as compared to the prior year period. These increases were partially offset by a decrease of $4.7 million in stock-based compensation expense related to stock awards forfeited during the current year fiscal period.
Depreciation and amortization. During the thirty-nine weeks ended September 24, 2022, depreciation expense was $7.6 million, an increase of $2.2 million compared to $5.4 million in the comparable period in 2021. The increase in depreciation and amortization was primarily due to capital expenditures related to our corporate headquarters building and investments in technology.
Loss (gain) on disposal of assets. During the thirty-nine weeks ended September 24, 2022, loss on disposal of assets was $1.0 million related to the sale of restaurant assets to a franchisee. In the comparable period in 2021, gain on disposal of assets was $3.6 million related to the sale of six company-owned restaurants to a franchisee.

Interest expense, net. During the thirty-nine weeks ended September 24, 2022, interest expense, net was $15.9 million, an increase of $4.7 million compared to $11.2 million of interest expense, net in the comparable period in 2021. The increase was due to the securitized financing transaction completed on March 9, 2022, which increased our outstanding debt by $250 million.
Loss on debt extinguishment. Loss on debt extinguishment was $0.8 million during the thirty-nine weeks ended September 24, 2022 due to costs and fees associated with the extinguishment of our 2020 Variable Funding Note facility on March 9, 2022.
Income tax expense. During the thirty-nine weeks ended September 24, 2022, we recognized income tax expense of $10.6 million yielding an effective tax rate of 23.1%, compared to an effective tax rate of 26.0% in the prior year period. The decrease in the effective tax rate was primarily due to the impact of stock awards forfeited during the current year fiscal period, partially offset by the impact of excess tax benefits associated with stock options exercised in the prior year comparable period.
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
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our 2022 Variable Funding Notes (as defined below). As of September 24, 2022, the Company had $200.9 million of cash and restricted cash on its balance sheet.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility including our 2022 Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
The following table shows summary cash flows information for the thirty-nine weeks ended September 24, 2022 and September 25, 2021 (in thousands):

	Thirty-Nine Weeks Ended
	September 24, 2022	September 25, 2021
Net cash provided by (used in):
Operating activities	$53,158	$54,045
Investing activities	(16,636)	(18,375)
Financing activities	109,432	(18,334)
Net change in cash and cash equivalents	$145,954	$17,336
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
Net cash provided by operating activities was $53.2 million in the thirty-nine weeks ended September 24, 2022, a decrease of $0.9 million from cash provided by operating activities of $54.0 million in the thirty-nine weeks ended September 25, 2021. The decrease is primarily due to the change in timing of working capital.
Investing activities. Our net cash used in investing activities was $16.6 million in the thirty-nine weeks ended September 24, 2022, a decrease of $1.7 million from cash used in investing activities of $18.4 million in the thirty-nine weeks ended September 25, 2021. The decrease in cash used in investing activities was primarily due to a payment of $4.2 million related to a foreign investment in our United Kingdom franchisee made during the thirty-nine weeks ended September 25, 2021. This was partially offset by an increase in capital expenditures related to our investments in technology as compared to the prior year period.

Financing activities. Our net cash provided by financing activities was $109.4 million in the thirty-nine weeks ended September 24, 2022, a change of $127.8 million from cash used in financing activities of $18.3 million in the thirty-nine weeks ended September 25, 2021. The change was due to additional borrowings under our 2022 Class A-2 Notes (as defined below) of $250 million, partially offset by the payment of a special dividend in connection with the securitized financing transaction totaling $119.5 million, as well as deferred financing and other debt related costs incurred of $5.4 million during the thirty-nine weeks ended September 24, 2022
Securitized financing facility. On March 9, 2022, the Company completed a securitized financing transaction, pursuant to which Wingstop Funding LLC (the “Issuer”), a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company, issued $250 million of its Series 2022-1 3.734% Fixed Rate Senior Secured Notes, Class A-2 (the "2022 Class A-2 Notes"). The Issuer also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Notes, Class A-1 (the “2022 Variable Funding Notes,” and together with the 2022 Class A-2 Notes, the “2022 Notes”), which permits borrowings of up to a maximum principal amount of $200 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. The Company’s existing revolving financing facility of Series 2020-1 Class A-1 Notes was terminated in connection with the transaction. The proceeds from the securitized financing transaction were used to pay related transaction fees and expenses, strengthen the Company's liquidity position and for general corporate purposes, which included a return of capital to the Company’s stockholders.

In addition to the 2022 Notes, the Company’s outstanding debt consists of its existing Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Notes”). No borrowings were outstanding under the 2022 Variable Funding Notes as of September 24, 2022.
Dividends. We paid a quarterly cash dividend of $0.17 per share of common stock in each of the first two quarters of 2022, and a quarterly cash dividend of $0.19 per share of common stock in the third quarter of 2022, resulting in aggregate dividend payments of $15.8 million during the thirty-nine weeks ended September 24, 2022. On October 25, 2022, the Company’s Board of Directors approved a dividend of $0.19 per share, to be paid on December 2, 2022 to stockholders of record as of November 11, 2022, totaling approximately $5.7 million.
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
•the impact on our business from a pandemic, epidemic or outbreak, such as COVID-19;
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
•risks associated with changes in customer preferences, perceptions and eating habits;
•risks associated with the geographic concentration of our business;

•our ability to comply with laws and government regulations relating to food products and franchising, including increased costs associated with new or changing regulations;
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for fresh bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 25.3% and 35.1% of our company-owned restaurant cost of sales during the thirty-nine weeks ended September 24, 2022 and September 25, 2021, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $1.2 million during the thirty-nine weeks ended September 24, 2022. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $726.4 million incurred under the 2022 Notes and 2020 Notes as of September 24, 2022 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the 2022 Variable Funding Notes; however, the Company had no outstanding borrowings under its 2022 Variable Funding Notes as of September 24, 2022.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 24, 2022, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 24, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Wingstop Inc.
(Registrant)

Date:	October 26, 2022	By:	/s/ Michael J. Skipworth
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 26, 2022	By:	/s/ Alex R. Kaleida
Chief Financial Officer
(Principal Financial and Accounting Officer)