Form 10-K
period 2022-12-31
Wingstop Inc.
filed 2023-02-22
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of June 24, 2022, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was approximately $2.5 billion, based on the closing price of the registrant’s common stock on June 24, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter.

As of February 21, 2023, there were 29,932,668 shares of common stock, par value of $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's 2023 annual meeting of stockholders, which will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS
PART I
PART II
PART III
PART IV

Cautionary Note Regarding Forward-Looking Statements
This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, sales, margins, profitability, trends, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “expect,” “intend,” “plan,” “outlook,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “predict,” “could,” “project,” “potential” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements are accompanied by such terms. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our expectations with respect to our future liquidity, expenses, and consumer appeal. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks, and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. Such risks and other factors include those listed in Item 1A., “Risk Factors,” and elsewhere in this report.
When considering forward-looking statements in this report or that we make in other reports or statements, you should keep in mind the cautionary statements in this report and future reports we file with the Securities and Exchange Commission (the “SEC”). New risks and uncertainties arise from time to time, and we cannot predict when they may arise or how they may affect us. Any forward-looking statement in this report speaks only as of the date on which it was made. Except as required by law, we assume no obligation to update or revise any forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

PART I

Item 1.	Business
Throughout this report, unless the context indicates otherwise, Wingstop Inc. (NASDAQ: WING) and its consolidated subsidiaries are referred to as the “Company,” “Wingstop,” or in the first-person notations of “we,” “us,” and “our.”
General
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with over 1,950 locations worldwide. The first Wingstop opened in Garland, Texas in 1994, and we began franchising Wingstop restaurants in 1997. Since 2015, Wingstop Inc.’s common stock has traded on the Nasdaq Global Select Market under the symbol “WING.” We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings, boneless wings, tenders, and chicken sandwiches, always cooked to order, and hand-sauced-and-tossed in 11 bold, distinctive flavors.
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
Our Brand
It is our mission to serve the world flavor. We offer our guests fresh, cooked-to-order wings, tenders, and chicken sandwiches with bold, layered flavors that touch all of the senses, and we complement our wings, tenders, and chicken sandwiches with fresh-cut, seasoned fries and fresh, hand-cut carrots and celery. We round out the flavor experience with ranch and bleu cheese dips that are made in-house daily. We never use heat lamps or microwaves in the preparation of our food.
Our 11 flavor offerings, along with limited time offerings of special flavors, create a differentiated experience that drives demand across multiple day parts and occasions. Paired with our numerous order options (eat-in (to the extent available) / to go / delivery; individual / combo meals / family packs) that allow guests to eat Wingstop during any occasion, whether it is a quick carry-out snack, a party size order for their favorite group occasion, or delivery for a family meal, we believe this customizable unique experience drives repeat business and brand loyalty.
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
The foundation of this approach is our culture, which we define as The Wingstop Way, and our investment in people as a competitive advantage necessary to build our organization for the next level. The Wingstop Way includes a core value system of being Authentic, Entrepreneurial, Service-minded, and Fun. The Wingstop Way extends to the brand’s environmental, social and governance platform as Wingstop seeks to provide value to all stakeholders.
Sustaining Long-Term Same Store Sales Growth
We believe in sustaining long-term same store sales growth through a combination of brand awareness, menu innovation, expansion of our delivery channels, data-driven marketing and maximizing our digital leadership position. Our national advertising program is funded through the Wingstop Restaurants Advertising Fund (the “Ad Fund”), a consolidated not-for-profit advertising fund for which a percentage of gross sales is collected from Wingstop restaurant domestic franchisees and company-owned restaurants to be used for various forms of advertising for the Wingstop brand. Domestic franchisees are required to contribute 5% of gross sales to the Ad Fund. The continued growth of our national advertising program since its inception in 2017 supports elevated marketing spend and premium placements through an extensive range of social media and digital marketing channels, including search engine, digital video, and social media advertising, to allow us to target core customers and create top of mind consideration with relevant, impactful messaging.

We are making focused investments in customer relationship management (“CRM”) and our digital platform, which will allow us to transition from the traditional promotion-based marketing approach to a digital platform-based strategy. As a result of these investments, we continue to sustain digital sales above 60%.
Maintaining Best-in-Class Unit Economics
We believe the growing popularity of the Wingstop experience and the operational simplicity of our restaurants translate into attractive economics at our franchised- and company-owned locations. Existing franchisees accounted for more than 90% of franchised restaurants opened in each of 2021 and 2022, which we believe further underscores our restaurant model’s financial appeal.
Upon opening, our restaurant volume generally builds year after year. Our domestic average unit volume (“AUV”) has grown consistently, approximating $1.6 million during fiscal year 2022. Our domestic operating model targets a low average estimated initial investment of approximately $440,000, excluding real estate purchase or lease costs and pre-opening expenses. In year two of operation, we target a franchisee unlevered cash-on-cash return of approximately 50%+. We believe low entry costs and high returns provide a compelling investment opportunity for our franchisees that has helped drive the continued growth of our system.
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
We believe that there is significant opportunity to continue to expand globally, and we intend to focus our efforts on increasing our geographic penetration in both existing and new domestic markets, as well as international markets. We believe our highly-franchised model positions us for continued strong unit growth over the medium- and long-term. We expect franchisee demand for our brand, supported by compelling unit economics, operational simplicity, low entry costs, and flexible real estate profile, to drive global restaurant growth.
We believe we can achieve our domestic restaurant potential by doubling our current footprint through expansion in both existing and emerging markets. Our domestic market expansion strategy focuses on maximizing our brand market share and visibility in key priority markets. We have a robust development pipeline with approximately 90% of our domestic commitments as of December 31, 2022 from existing franchisees, supporting the strength of our restaurant business model and our positive franchisor-franchisee relationships.
We also believe that there is a significant opportunity to grow our business internationally. As of December 31, 2022, we had 238 international restaurants located in eight countries, all of which were franchised. In fiscal year 2022, we opened 45 international restaurants. We believe that our restaurant operating model translates well internationally based on our small real estate footprint, our simplicity of operations, the universal and broad appeal of chicken, and our ability to customize our wide variety of flavors to local tastes.
Our Franchise
Franchise Overview
Our franchisees operated a total of 1,916 restaurants in 44 states and nine countries as of December 31, 2022. We have rigorous qualification criteria and training programs for our franchisees and require them to adhere to strict operating standards. We work hard to ensure that every Wingstop franchise location meets the same quality and customer service benchmarks in order to preserve the consistency and reliability of the Wingstop brand.
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
We have a broad and diversified domestic franchisee base. Since 2014, the number of franchisees who own ten or more restaurants has more than doubled. This increase is consistent with our strategy to grow with our existing franchisees. As of December 31, 2022, our domestic franchise base had an average restaurant ownership of approximately seven restaurants per franchisee and an average tenure of thirteen years.
U.S. Franchise Agreements
We enter into area development agreements with U.S. franchisees, pursuant to which they are granted the right to develop restaurants in a defined market area. Franchisees pay a $10,000 development fee per restaurant to-be-developed at the time a development agreement is signed, which fee is not refundable. When a mutually agreeable site for a restaurant has been chosen, we enter into a franchise agreement with the franchisee, under which the franchisee is generally granted the right to operate a restaurant in a particular location, typically providing for a 10-year initial term, with an opportunity to enter into one or more renewal franchise agreements subject to certain conditions. We generally update and/or revise our franchise agreement on an annual basis and, as a result, the agreements we enter into with individual franchisees may vary. Our franchise documents currently provide that franchisees must pay a franchise fee of $20,000 for each restaurant opened.

Under our current standard franchise agreement, each franchisee is required to pay us a royalty of 6% of their gross sales net of discounts. Each restaurant also contributes 5% of gross sales net of discounts to the Ad Fund to fund national marketing and advertising campaigns. The national advertising fund contribution rate increased to 5% from 4% effective the first day of the fiscal second quarter 2022. These funds are managed by the Ad Fund and are primarily used to create advertising content and purchase digital and television advertising on a national level.
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
Suppliers and Distribution
Our franchisees are required to purchase all chicken, groceries, produce, beverages, equipment and signage, furniture, fixtures, logo-imprinted paper goods, and cleaning supplies solely from suppliers that we designate and approve. Our supply partners are required to meet strict quality standards. We regularly inspect vendors to ensure our standards are being met and that prices offered are competitive. We also have a Global Supplier Code of Conduct that outlines the standards and business practices that we expect of all our direct and extended suppliers as we strive to meet the highest standards of business conduct.
The principal raw materials for a Wingstop restaurant operation are bone-in and boneless chicken wings, tenders, and chicken fillets. Therefore, chicken is our largest product cost item and represented approximately 60% of all purchases for the 2022 fiscal year. Company-owned and franchised restaurants purchase their bone-in and boneless chicken wings, chicken tenders, and chicken fillets from suppliers that we designate and approve. Our chicken supply is diversified both geographically and with a broad range of suppliers supporting the Wingstop system. We designate sources for potatoes to ensure that they are grown to our specifications. We also require franchisees to use our proprietary sauces, seasonings, and spice blends and to purchase them and other proprietary products only from designated sources.
All food items and packaging goods for Wingstop restaurants are currently sourced through one distributor, Performance Food Group (“PFG”). Currently, there are 17 geographically diverse PFG distribution centers, which carry all products required for a Wingstop restaurant and service all of Wingstop’s domestic restaurants. PFG is contractually obligated to deliver products to our restaurants at least twice weekly. PFG provides consolidated deliveries with a tightly controlled and monitored cold chain. Its national distribution system has a documented recovery plan to handle any disruption. Wingstop contracts directly with manufacturers to sell products to PFG, who in turn receives a fee for delivering these items to our restaurants. The majority of Wingstop’s highest-spend items are formula or fixed-contract priced. Wingstop has also negotiated agreements with its soft drink suppliers to offer soft drink dispensing systems, along with associated branded products, in all Wingstop restaurants.

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
We require our franchisees’ electronic information systems, including POS systems, to comply with and be maintained in accordance with established network security standards, including applicable Payment Card Industry and data privacy standards.
Human Capital Resources
As of December 31, 2022, we employed 1,031 employees, affectionately referred to as team members, of whom 239 were full-time corporate-based and regional personnel. The remainder were part-time or restaurant-level team members. None of our team members are represented by a labor union or covered by a collective bargaining agreement, and we believe that we have good relations with our team members. Our franchise owners are independent business owners, so they and their team members are not included in our team member count and are not our team members.
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
Diversity, Equity, and Inclusion
We are committed to fostering an environment of diversity, equity, and inclusion, including among our board of directors, and having diverse representation across all levels of our workforce. Examples of some of our recent efforts and metrics include:
•diversity and inclusion education training was offered to team members throughout the year;
•60% of our franchisees and 56% of our board of directors identify as diverse;
•86% of our team members identify as diverse; and
•we are a member of the Women’s Foodservice Forum and the Multicultural Foodservice & Hospitality Alliance Group.
We are also committed to providing competitive pay to compensate and reward our team members. All corporate management and staff and restaurant management positions for company-owned restaurants, including hourly assistant managers and shift leaders, are eligible for performance-based cash incentives. Our incentive plan reinforces and rewards individuals for achievement of specific company and/or restaurant business goals.
We offer comprehensive benefit programs to eligible team members. Our core health and welfare benefits are supplemented with a variety of voluntary benefits and paid time away from work programs. We maintain a strong focus on team member well-being, health and safety.
Another area of focus for us is investing in people and infrastructure to build the organization for the next level. In addition to seeking to acquire new talent in the marketplace that share our values and goals, we recognize and support the growth and development of our team members and offer opportunities to participate in regular talent and development planning reviews to assist us with growing our internal restaurant teams.
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
In addition, we are subject to the rules and regulations of the Federal Trade Commission (the “FTC”) and various state laws regulating the offer and sale of franchises. The FTC and various state franchise laws require that we furnish a franchise disclosure document containing certain information to prospective franchisees in advance of any franchise sale or the receipt of any consideration for the franchise, and a number of states require registration of the franchise disclosure document at least annually with state authorities. We are operating under exemptions from registration (though not disclosure) in several states based on our qualifications for exemption as set forth in each such state’s laws. Substantive state laws that regulate the franchisor-franchisee relationship, including in the areas of termination and non-renewal, presently exist in a substantial number of states. We believe that our franchise disclosure document and franchising procedures comply in all material respects with both the FTC guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises.
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
Environmental Matters
We are not aware of any federal, state or local environmental laws or regulations that we would expect to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During the 2022 fiscal year, we had no material environmental compliance-related capital expenditures.
Community Involvement
In 2016, we created Wingstop Charities, a non-profit organization dedicated to enhancing and elevating the community work of our franchisees to make a difference in the lives of our youth. We are committed to strengthening the communities we serve by being strong, active, corporate citizens and good neighbors. In fiscal year 2022, more than 82 community organizations received grant funding from Wingstop Charities, and we also launched the Morrison Family Scholarship Program which provides scholarship opportunities for team members who are first-generation college students. In fiscal year 2020, we donated $1 million to the National Restaurant Association, Educational Foundation’s Restaurant Employee Relief Fund, and in partnership with our franchisees, donated more than one million meals to frontline workers and COVID-19 first responders. In addition, Wingstop Charities has donated over $1.5 million through local grants, team member assistance and scholarships since its inception. To learn more about how Wingstop Charities is making an impact in our local communities, visit www.wingstopcharities.org.

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
•availability and training of, and wage rates for, qualified personnel;
•availability of required restaurant equipment;
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
As we continue to grow, our existing systems and processes and personnel may not be adequate to support our continued growth. We may need to upgrade and expand our infrastructure and information systems, automate more processes and hire, train and retain restaurant employees and corporate support staff, all of which may result in increased costs and inefficiencies.
Our success depends in significant part on the future performance of existing and new franchise restaurants, and we are subject to a variety of additional risks associated with our franchisees.
As of December 31, 2022, approximately 98% of our restaurants were operated by franchisees. As a result, a substantial portion of our revenue comes from royalties generated by our franchised restaurants. Accordingly, we are reliant on the performance of our franchisees in successfully operating their restaurants and paying royalties to us on a timely basis. Our franchise system subjects us to a number of risks, any one of which may impact our ability to collect royalty payments from our franchisees, may harm the goodwill associated with our franchise, and may materially adversely affect our business and results of operations.
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

The failure of our franchisees to comply with applicable laws could negatively impact our reputation or results of operations. For example, our franchisees are solely responsible for making their own hiring, firing and disciplinary decisions, scheduling hours and establishing wages. Any failure by our franchisees to comply with applicable employment laws could negatively impact our reputation and our ability to hire and/or retain employees. Furthermore, a bankruptcy of any multi-unit franchisee could negatively impact our ability to collect payments due under such franchisee’s franchise agreements. In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise agreements under the applicable bankruptcy code, in which case there would be no further royalty payments from such franchisee. The amount of the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchisee may not be sufficient to satisfy a damage claim resulting from such rejection.
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
Also, the number of new franchised Wingstop restaurants that actually open in the future may differ materially from the number of signed commitments from existing and new franchisees. Historically, a portion of our signed commitments have not ultimately opened as new franchised Wingstop restaurants. The historic conversion rate of signed commitments to new franchised Wingstop restaurants may not be indicative of the conversion rates we will experience in the future, and the total number of new franchised Wingstop restaurants actually opened in the future may differ materially from the number of signed commitments disclosed at any point in time.
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
Food safety is a top priority, and we dedicate substantial resources so that our customers enjoy safe, high quality food products. However, food-borne illnesses, such as salmonella, E. coli infection, or hepatitis A, and food safety issues, including food tampering or contamination, have occurred in the food industry in the past, and could occur in the future. Any report or publicity linking our restaurants to instances of food-borne illness or food safety issues could materially adversely affect our brand and reputation as well as our revenue and profits. Even instances of food-borne illness or food safety issues occurring solely at our competitors' restaurants could result in negative publicity about the food service industry or fast casual restaurants generally and adversely impact our restaurants.
In addition, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple restaurants could be affected rather than a single restaurant. We cannot ensure that all food items are properly maintained during transport throughout the supply chain or that our employees and our franchisees and their employees will identify all products that may be spoiled and should not be used. Our industry has also long been subject to the threat of food tampering by suppliers, employees, and others such as the addition of foreign objects in the food that we sell. Reports, whether or not true, of injuries caused by food tampering have in the past severely injured the reputations and brands of restaurant chains in the quick service restaurant segment and could affect us in the future as well. If our customers become ill from food-borne illnesses or injured from food tampering, we could also be forced to temporarily close some restaurants. Moreover, any instances of food contamination, whether or not at our restaurants, could subject our restaurants or our suppliers to a food recall pursuant to the Food and Drug Administration Food Safety Modernization Act.

Changes in food and supply costs could materially adversely affect our results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. There are no established fixed price markets for bone-in chicken wings. As a result, we are subject to prevailing market conditions and remain susceptible to volatility in food costs. The cost of chicken can be volatile. Although we enter into arrangements in an effort to mitigate the volatility of food costs, any increase in the prices of the ingredients most critical to our menu, particularly chicken, could materially adversely affect our operating results. In fiscal year 2021, we saw substantial inflation in the cost of bone-in wings, which caused our expenses to rise; however, we are now experiencing significant deflation in the cost of bone-in wings. Food costs may also increase as a result of factors beyond our control, such as inflation, general economic conditions, seasonal fluctuations, weather conditions, energy costs, feed prices, industry demand, food safety concerns, product recalls and government regulations. Increased weather volatility or other long-term changes in weather patterns, including related to climate change, could have a significant impact on the price of availability of some of our ingredients. Additionally, avian influenza, or similar poultry-related diseases, may negatively affect the supply chain by increasing costs and limiting availability of chicken. As a result, we may not be able to anticipate or successfully react to changing food costs, including the price of bone-in chicken wings, by adjusting our purchasing practices, increasing our menu prices to pass along commodity price increases to our customers or making other operational adjustments, which could materially adversely affect our operating results.
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
We may need to build brand awareness in new markets through greater investments in advertising and promotional activity than we originally planned, which could negatively impact the profitability of our operations in such new markets. Our franchisees may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. In addition, we may have difficulty finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Restaurants opened in new markets may also have lower average restaurant sales than restaurants opened in existing markets and may take longer to, or fail to, ramp up and reach expected sales and profit levels. Additionally, new markets may have higher rents and labor costs. These factors could negatively impact our unit economics and overall profitability.
We also intend to continue opening new franchised restaurants in our existing markets as a core part of our growth strategy. As a result, the opening of a new restaurant in or near markets in which our restaurants already exist could adversely affect the sales of our existing restaurants.
Our success depends on our ability to compete with many other restaurants.
The restaurant industry in general, and the fast casual category in particular, are intensely competitive, and we compete with many well-established restaurant companies on the basis of food taste and quality, price, service, value, location, convenience, digital engagement and overall customer experience. Our competitors include individual restaurants and restaurant chains that range from independent local operators to well-capitalized national and regional restaurant companies, including restaurants offering chicken wings, tenders, and chicken sandwiches, as well as dine-in, carry-out, and delivery services offering other types of food.
As our competitors expand their operations or as new competitors enter the industry, we expect competition to continue to intensify. Should our competitors increase their spending on advertising and promotions or if their advertising and promotions are more effective, we could experience a loss of customer traffic to our competitors and a material adverse effect on our results of operations. We compete with other restaurant chains and other retail businesses for quality site locations, management, hourly employees, and qualified franchisees. We also face the risk that new or existing competitors will copy our business model, menu options, presentation, or ambiance, among other things. Consumer tastes, nutritional and dietary trends, traffic patterns, and the type, number, and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions.
Moreover, we may also compete with companies outside the fast casual, quick service, and casual dining segments of the restaurant industry, such as deli sections and in-store cafés of several major grocery store chains and from home delivery meal plan services, as well as from convenience stores and other dining outlets. These competitors may have, among other things, a more diverse menu, lower operating costs, better locations, better facilities, better management, more effective marketing, more efficient operations, stronger brand recognition, more loyal customer base and more convenient offerings than we have. If we are unable to compete effectively, it could decrease our traffic, sales and profit margins, which could materially adversely affect our business, financial condition, and results of operations.
Interruptions in the supply of product to company-owned restaurants and franchisees could materially adversely affect our revenue.
In order to maintain quality-control standards and consistency among restaurants, we require through our franchise agreements that our franchisees obtain food and other supplies from preferred suppliers approved by us in advance. All food items and packaging goods for Wingstop restaurants are currently sourced through one distributor with 17 geographically diverse distribution centers. In this regard, we and our franchisees depend on a group of suppliers and our distributor for food ingredients, beverages, paper goods, and distribution. We and our franchisees bear risks associated with the timeliness, solvency, reputation, labor relations, freight costs, price of raw materials, and compliance with health and safety standards of each supplier and our distributor. We have little control over such suppliers or the distributor. Disruptions in these relationships may reduce company-owned restaurant and franchisee sales and, in the case of reduced franchisee sales, our royalty income. Overall difficulty of suppliers meeting restaurant product demand (including with respect to new product offerings like the launch of our chicken sandwich in 2022), interruptions in the supply chain, obstacles or delays in the process of renegotiating or renewing agreements with preferred suppliers or the distributor, financial difficulties experienced by suppliers or the distributor, or the deficiency, lack, or poor quality of alternative suppliers or distributors could adversely impact company-owned restaurant and franchisee sales, which could materially adversely affect our business and operating results and, in the case of reduced franchisee sales, would reduce our royalty income and revenue. In addition, our focus on a limited menu could make these consequences more severe.
Our business could be adversely affected by increased labor costs.
Labor is a primary component of our operating costs. Increased labor costs due to factors such as competition for workers, labor shortages, labor market pressures, increased minimum wage requirements, paid sick leave or vacation accrual mandates, or other legal or regulatory changes, such as predictive scheduling, may adversely impact operating costs for us and our franchisees. Additional taxes or requirements to incur additional employee benefit costs, including the requirements of the Patient Protection and Affordable Care Act or any new or replacement healthcare requirements, could also adversely impact our operating costs. From time to time, legislative proposals are made to increase the minimum wage at the federal, state and local level, or create a council that could, among other things, increase minimum wages and impose additional minimum working or operating standards. The establishment of such laws in one state may have a ripple effect in other states, substantially increase labor costs and negatively impact our operating costs.
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
•legal and regulatory changes;
•costs associated with litigation;
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
As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Additionally, there has been an increase in data integration and complexity of our technology systems, particularly in our international markets. Our information technology systems include the use of electronic payment methods and the collection and storage of personal information from individuals, which may expose us and our franchisees to increased risk of cyber incidents, privacy and/or security breaches or intrusions, and other risks. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting, and storing such information. The use of personally identifiable information by us is regulated by foreign, federal, and state laws, which continue to evolve, as well as by certain third-party agreements. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations. See “Changing regulations relating to privacy, information security, and data protection could increase our costs and affect or limit how we collect and use personal information” below for a further discussion on privacy, information security, and data protection regulations.
Our franchisees, contractors and third parties with whom we do business have experienced cyber incidents and security breaches or intrusions in which confidential or personal information could have been stolen and we, our franchisees, contractors and third parties with whom we do business may experience cyber incidents and security breaches or intrusions in which confidential or personal information is stolen in the future. Third parties may have the technology or know-how to breach the security of confidential or personal information collected, stored or transmitted by us or our franchisees, and our and their security measures and those of third parties with whom we do business, including technology vendors, solution providers, software manufacturers and supply chain vendors, may not effectively prohibit others from obtaining improper access to this information. Third parties also may be able to develop and deploy viruses, worms and other malicious software programs, such as ransomware, that attack our, our franchisees’ and third parties with whom we do business’s systems or otherwise exploit any security vulnerabilities. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time, which may cause a breach to go undetected for an extensive period of time. Advances in computer and software capabilities, technology, new tools, and other developments may increase the risk of such a breach. If a person is able to circumvent the security measures of our business, our franchisees’ businesses or those of other third parties, he or she could destroy or steal valuable information or disrupt the operations of our business. In addition, our franchisees, contractors or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate confidential information and may purposefully or inadvertently cause a breach involving such information. The costs to us to eliminate any of the foregoing cybersecurity vulnerabilities or to address a cyber incident could be significant and have material adverse impact on our financial condition, results of operations and cash flows.
If we, our employees, franchisees, or vendors fail to comply with applicable laws, regulations, or contract terms, and covered information is obtained by unauthorized persons, used inappropriately, or destroyed, it could adversely affect our reputation, disrupt our operations and result in costly litigation, judgments, or penalties resulting from violation of laws and payment card industry regulations. Any such claim or proceeding could cause us to incur significant unplanned expenses and significantly harm our reputation, which could have a material adverse impact on our financial condition, results of operations and cash flows. A cyber incident could also require us to provide notifications, result in adverse publicity, loss of sales and profits, increase fees payable to third parties, and result in penalties or remediation and other costs that could materially adversely affect the operation of our business and results of operations. In addition, our cyber liability coverage may be inadequate or may not be available in the future on acceptable terms, or at all, and defending a suit, regardless of its merit, could be costly and divert management’s attention.
Our increasing reliance on credit or debit cards for payment increases the risk of regulatory compliance and security breaches or intrusions, which could materially adversely impact our business or results of operations.
The majority of our restaurant sales are paid by credit or debit cards. In connection with credit or debit card transactions in-restaurant, we and our franchisees collect and transmit confidential information to card processors. The systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payments themselves, all of which can put electronic payment at risk, are determined and controlled by the payment card industry, not by us, through enforcement of compliance with the Payment Card Industry - Data Security Standards (as modified from time to time, "PCI DSS"). We and our franchisees must abide by the PCI DSS in order to accept electronic payment transactions. If we or our franchisees fail to abide by the PCI DSS, we or our franchisees could be subject to fines, penalties or litigation, which could adversely impact our results of operations. Furthermore, the payment card industry is requiring vendors to become compatible with smart chip technology for payment cards, or EMV-Compliant, or else bear full responsibility for certain fraud losses, referred to as the EMV Liability Shift. To become EMV-Compliant, merchants often utilize EMV-Compliant payment card terminals at the POS and obtain a variety of certifications. At present, a number of our franchised restaurants have not upgraded their POS systems to include such EMV-Compliant payment card terminals and as a result, may be at increased risk for breaches, which could materially adversely affect our business and operating results. We may become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents.
Changing regulations relating to privacy, information security and data protection could increase our costs and affect or limit how we collect and use personal information.
The United States, the European Union, and other countries in which we operate are increasingly adopting or revising privacy, information security, and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection, and information security-related practices, our collection, use, sharing, retention, and safeguarding of consumer and/or employee information, and some of our current or planned business activities. In the United States, these include rules and regulations promulgated under the authority of the FTC, the Health Insurance Portability and Accountability Act of 1996, federal and state labor and employment laws, state data breach notification laws, and state privacy laws such as the California Consumer Privacy Act of 2018 and the California Privacy Rights Act. Many of these laws and regulations provide consumers and employees with a private right of action if a covered company suffers a data breach related to a failure to implement reasonable data security measures. In the European Union, this includes the General Data Protection Regulation. The legal framework around privacy issues is rapidly evolving, as various federal and state government bodies are considering adopting new privacy laws and regulations. These laws and regulations could result in significant limitations on or changes to the ways in which we can collect, use, host, store, or transmit personal information and other data. Compliance with privacy, data protection, and information security laws to which we are subject could result in additional costs, and our failure to comply with such laws could result in potentially significant regulatory investigations or government actions, penalties or remediation, and other costs, as well as adverse publicity, loss of sales and profits, and an increase in fees payable to third parties. Each of these implications could materially adversely affect our revenues, results of operations, business, and financial condition.
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
Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, computer, network and telecommunications failure, or other catastrophic events, as well as from internal and external security breaches or intrusions, viruses and other disruptive software, worms, improper usage by employees, and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. In addition, such events could result in a need for a costly repair, upgrade or replacement of systems, or a decrease in, or in the collection of, royalties and Ad Fund contributions paid to us by our franchisees. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability which could materially affect our results of operations. It is also critical that we establish and maintain certain licensing and software agreements for the software we use in our day-to-day operations. A failure to procure or maintain these licenses could have a material adverse effect on our business operations.
There are risks associated with our increasing dependence on digital commerce platforms to maintain and grow sales, and limitations, disruptions or unavailability of our digital commerce platforms, or our ability to distribute our apps, could harm our ability to compete and conduct our business.
Customers are increasingly using e-commerce websites and apps, both domestically and internationally, like www.wingstop.com, our mobile ordering application, and third-party delivery apps, to order and pay for our products and select optional delivery and curbside services. As a result, we and our franchisees are increasingly reliant on digital ordering and payment for such sales, and portions of our digital commerce platforms depend on third-party services, including cloud-based technologies and platforms. Our apps and other digital ordering and payment platforms could be damaged or interrupted by power loss, technological failures, cyber-attacks, other forms of sabotage or acts of God. In addition, the availability, distribution and functionality of our apps and updates to our apps are dependent on mobile app stores and their related policies, terms and conditions. Because we and our franchisees rely on digital orders for a significant portion of our sales, any limitations in functionality, interruptions or unavailability of any of our digital ordering or payment platforms could limit or delay customers’ ability to order through such platforms. Further, if our digital ordering and payment platforms do not meet customers’ expectations in terms of security, speed, attractiveness, or ease of use, customers may be less inclined to return to such platforms. Any such limitation, damage, interruption or unavailability of our digital commerce platforms or failure of those platforms to meet customers’ expectations could materially adversely affect our and our franchisees' sales and our results of operations and financial condition.
Any failure by us or our third-party delivery providers to provide timely and reliable delivery services may materially adversely affect our business and reputation.
As of December 31, 2022, delivery services were available at all Wingstop restaurants throughout the United States. Interruptions or failures in our delivery services could prevent the timely or successful delivery of our products. These interruptions may be due to unforeseen events that are beyond our control or the control of our delivery providers, such as inclement weather, natural disasters, transportation disruptions, sabotage by an outside party, civil protests or labor shortages or unrest. In addition, changes in business practices of our delivery providers and governmental regulations could materially adversely impact delivery services and/or profitability.
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
We and our franchisees are, from time to time, the subject of, or potentially the subject of, complaints or litigation, including customer claims, class-action lawsuits, personal-injury claims, environmental claims, intellectual property claims, employee claims regarding workplace matters such as wage-related or workforce scheduling claims, allegations of improper termination, harassment, discrimination and claims related to violations of laws, such as the Americans with Disabilities Act of 1990 ("ADA"), religious freedom laws, the Fair Labor Standards Act, other employment-related laws, the Occupational Safety and Health Act, the Employee Retirement Income Security Act of 1974, as amended, advertising laws and state and local “dram shop” laws. Each of these claims may increase our and our franchisees’ costs, limit the funds of our franchisees available to make royalty payments and reduce the execution of new franchise agreements. Litigation against a franchisee or its affiliates by third parties or regulatory agencies, whether in the ordinary course of business or otherwise, may also include claims against us by virtue of our relationship with the defendant-franchisee, whether under vicarious liability, joint employer, or other theories.
Regardless of whether any claim brought against us or a franchisee in the future is valid or whether we or they are liable, such a claim would be expensive to defend and may divert time, money and other valuable resources away from our or their operations and, thereby, hurt our business. In addition, the ability of a defendant-franchisee to make royalty payments in the event of such claims may be decreased and adverse publicity resulting from such allegations may materially adversely affect us and our brand, regardless of whether these allegations are valid or whether we or they are liable. Our international business may be subject to additional risks related to litigation, including difficulties in enforcement of contractual obligations governed by foreign law due to differing interpretations of rights and obligations, compliance with multiple and potentially conflicting laws, new and potentially untested laws and judicial systems, and reduced or diminished protection of intellectual property. A substantial judgment against us could materially adversely affect our business and operating results. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to any of these or other matters. A substantial judgment, or judgment or other liability in excess of our or our franchisees’ available insurance coverage, resulting from claims could materially adversely affect our business and results of operations.
We may engage in litigation or arbitration with our franchisees.
Although we believe we generally enjoy a positive working relationship with the vast majority of our franchisees, the nature of the franchisor-franchisee relationship may give rise to litigation or arbitration with our franchisees. In the ordinary course of business, we are the subject of complaints or litigation from franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements. We may also engage in future litigation or arbitration with franchisees to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience, or to enforce our contractual indemnification rights if we are brought into a matter involving a third party due to the franchisee’s alleged acts or omissions. In addition, we may be subject to claims by our franchisees relating to our Franchise Disclosure Document ("FDD"), including claims based on financial information contained in our FDD. Engaging in such litigation or arbitration may be costly and time-consuming and may distract management and materially adversely affect our relationships with franchisees and our ability to attract new franchisees. Any negative outcome of these or any other claims could materially adversely affect our results of operations as well as our ability to expand our franchise system and may damage our reputation and brand. Furthermore, existing and future franchise-related legislation could subject us to additional litigation risk in the event we terminate or fail to renew a franchise relationship.
Our success depends in part upon effective advertising and marketing campaigns, which may not be successful, and franchisee support of such advertising and marketing campaigns.
We believe the Wingstop brand is critical to our business and expend resources in our marketing efforts using a variety of media outlets. We expect to continue to conduct brand awareness programs and customer initiatives to attract and retain customers. Additionally, new social media platforms and other digital marketing initiatives are developing rapidly, and we need to continuously innovate, evolve, and invest in our social media strategies to maintain broad appeal with guests and brand relevance. Should our advertising and promotions not be effective, our business, financial condition and results of operations could be materially adversely affected.
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
Consumer preferences and eating habits often change rapidly and without warning, moving from one trend to another among many product or retail concepts. We depend on some of these trends, including the trend regarding away-from-home or take-out dining. Consumer preferences towards away-from-home and take-out dining or certain food products might shift as a result of, among other things, new information, attitudes regarding diet and health concerns or dietary trends related to cholesterol, carbohydrate, fat and salt content of certain food items, including chicken wings, in favor of foods that are perceived as healthier. Our menu is currently comprised primarily of chicken wings, tenders and sandwiches, and fries, and a change in consumer preferences away from these offerings would have a material adverse effect on our business. Negative publicity over the health aspects of, or animal welfare or other social or environmental concerns related to, the food items we sell may adversely affect demand for our menu items and could have a material adverse effect on traffic, sales and results of operations.
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
As of December 31, 2022, 57% of our 1,721 domestic restaurants were spread across Texas (25%), California (20%), Illinois (6%), and Florida (6%). Given our geographic concentrations, economic conditions and other unforeseen events, including but not limited to negative publicity, local strikes, terrorist attacks, increases in energy prices, natural or man-made disasters, adverse weather conditions, or the enactment of more stringent state and local laws and regulations in these areas, could have a disproportionate adverse effect on our business and results of operations.
The ongoing COVID-19 pandemic impacted our business and it, or another pandemic or epidemic, may in the future impact our business, financial condition and results of operations.
The COVID-19 pandemic has had, and may continue to have, negative impacts on economic conditions worldwide. A public health epidemic or outbreak, such as COVID-19, could have a significant impact on our business, employees, franchisees, distribution centers, suppliers, customers, third party delivery providers and other partners and could disrupt operations due to social distancing or other restricting policies put in place or the impact of such a pandemic on the available workforce. The COVID-19 pandemic and our responses to date have adversely affected our international guest traffic and sales and increased operating costs for our company-owned restaurants. It is difficult to estimate with any certainty what the potential impact of the COVID-19 pandemic or a future pandemic may have on our business, including effects on our operations, customers, suppliers, or our financial results.
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
We and our franchisees are subject to various existing U.S. federal, state, local, and foreign laws affecting the operation of restaurants and the sale of food and alcoholic beverages, including various license and permit requirements, health, sanitation, fire, and safety standards. We and our franchisees may in the future become subject to regulation (or further regulation) seeking to tax or regulate high-fat foods, to limit the serving size of beverages containing sugar, to ban or restrict the use of certain packaging materials, or to require the display of detailed nutrition information. Each of these regulations would be costly to comply with and/or could result in reduced demand for our products. The failure of our restaurants to comply with applicable regulations and obtain and maintain required licenses, permits, and approvals (including those for the sale of alcoholic beverages) could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, which would materially adversely affect our results of operations.
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
Although we require all workers in our company-owned restaurants and in our corporate support office to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government to verify employment eligibility, in all of our company-owned restaurants and in our corporate support office. However, use of the “E-Verify” program does not guarantee that we will successfully identify all applicants who are ineligible for employment. Unauthorized workers may subject us to fines or penalties, and if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and it may be more difficult to hire and keep qualified employees. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state employment eligibility or immigration compliance laws. Failure by our franchisees to comply with employment eligibility or immigration laws may also result in adverse publicity and reputational harm to our brand and could subject them to fines, penalties and other costs. These factors could materially adversely affect our business, financial condition, and results of operations.
The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state, local and foreign authorities (including those applicable to us as a public company) could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us or our franchisees to expend significant funds to make modifications to our restaurants if we fail to comply with applicable standards. Compliance with all of these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.
Our current insurance and the insurance of our franchisees may not provide adequate levels of coverage against claims.
We currently maintain insurance we believe is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business and results of operations.
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
We believe we have built our reputation on the high quality and bold, distinctive, and craveable flavors of our food, value, and service, and we must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer affinity for our brand could significantly reduce its value and damage our business. For example, our brand value could suffer and our business could be adversely affected if customers perceive a reduction in the quality and safety of our food, value, or service or otherwise believe we have failed to deliver a consistently positive experience. We may also be adversely affected by customers’ experiences with third-party delivery from our restaurants.

We may be adversely affected by news reports or other negative publicity, regardless of their accuracy, regarding food quality issues, public health concerns, illness, safety, injury, security breaches or intrusions with respect to confidential guest or employee information, employee related claims relating to alleged employment discrimination, wage and hour violation, labor standards or health care and benefit issues, or government or industry findings concerning our restaurants, restaurants operated by other food service providers, or others across the food industry supply chain. The risks associated with such negative publicity cannot be eliminated or completely mitigated and may materially affect our business.
The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including proprietary or inaccurate information, is seemingly limitless and readily available. Information posted may be adverse to our interests and may be inaccurate, each of which may harm our performance, prospects, brand, or business. The harm may be immediate without affording us an opportunity for redress or correction. Other risks of social media use include the association with controversial celebrities or influencers. The perception of our social media campaigns, or the inappropriate use of social media by our guests or employees, may materially adversely affect our reputation, business, financial condition, and results of operations.
Our expansion into international markets exposes us to a number of risks that may differ in each country where we have franchise restaurants.
As of December 31, 2022, we have franchised restaurants in eight international countries and plan to continue to grow internationally. However, our international operations are in the early stages. Expansion in international markets may be affected by local economic, market, and cultural conditions. Therefore, as we expand internationally, our franchisees may not experience the operating margins we expect, and our results of operations and growth may be materially adversely affected. Our business, financial condition and results of operations may be adversely affected if the global markets in which our franchised restaurants compete are affected by changes in political, economic, or other factors. These factors, over which neither our franchisees nor we have control, may include:
•recessionary or expansive trends in international markets;
•changing labor conditions and difficulties in staffing and managing our foreign operations;
•increases in the taxes we pay and other changes in applicable tax laws;
•legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws;
•difficulty in securing suitable local suppliers in international markets;
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
•political and economic instability, including due to COVID-19 or other pandemics or similar events;
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
Unless and until we repay all outstanding borrowings under our securitized debt facility, we will remain subject to the restrictive terms of these borrowings. The securitized debt facility, under which certain of our wholly-owned subsidiaries issued and guaranteed fixed rate notes and variable funding notes, contain a number of covenants, with the most significant financial covenant being a debt service coverage calculation. These covenants limit our ability and the ability of certain of our subsidiaries to, among other things: incur additional indebtedness; alter the business we conduct; make certain changes to the composition of our management team; pay dividends and make other restrictive payments beyond specified levels; create or permit liens; dispose of certain assets; make certain investments; engage in certain transactions with affiliates; and consolidate, merge or transfer all or substantially all of our assets.
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
All company-owned restaurant real estate facilities are leased by us, typically under five- to ten-year leases with one or two five-year renewal options, often containing rent escalation provisions, and generally requiring us to pay a proportionate share of real estate taxes, insurance and common area and other operating costs in addition to base or fixed rent. All domestic and international franchise restaurants are leased or owned directly by the respective franchisees. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.
Due to lower square footage requirements, our restaurants can be located in a variety of locations. They tend to be located primarily in shopping centers, as in-line or end-cap locations. Our restaurants generally occupy approximately 1,700 square feet of leased retail space. As of December 31, 2022, we and our franchisees operated 1,959 restaurants in 44 states and 9 countries.

Item 3.	Legal Proceedings
We are currently involved in various claims and legal actions that arise in the ordinary course of our business, including claims and actions resulting from employment-related and franchise-related matters. None of these matters, some of which are covered by insurance, has had a material effect on us, and, as of the date of this report, we are not party to any pending legal proceedings that we believe would have a material adverse effect on our business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NASDAQ Global Select Market under the symbol “WING”.
As of February 21, 2023, there were 127 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the fiscal year ended December 31, 2022 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2022.

Performance Graph
The following performance graph compares the dollar change in the cumulative stockholder return on our common stock with the cumulative total returns of the NASDAQ Composite Index, the Standard & Poor’s 600 Restaurants Index (the “S&P 600 Restaurant Index”) and the Standard & Poor’s 400 Restaurant Index (the “S&P 400 Restaurant Index”). During 2022, the Company decided to change its peer group comparison from the S&P 600 Restaurant Index to the S&P 400 Restaurant Index as the Company believes that the companies included in the S&P 400 Restaurant Index more appropriately reflect the scope of the Company’s operations and match the competitive market in which the Company operates. This graph assumes a $100 investment in our common stock and in each of the foregoing indices on December 30, 2017, and assumes the reinvestment of dividends, if any. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock, and historical stock price performance should not be relied upon as an indication of future stock price performance. This graph is “furnished” and not “filed” with the SEC and it is not “soliciting material”, and should not be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Comparison of Cumulative Total Return
500
400
300
200
100
0
12/30/17
12/29/18
12/28/19
12/26/20
12/25/21
12/31/22
Wingstop Inc.
NASDAQ Composite
S&P 600 Restaurant
S&P 400 Restaurant

Dividends on Common Stock
Please refer to “Note 3 - Dividends” of the Notes to the Consolidated Financial Statements for information on dividends declared and paid in the fiscal years ended December 31, 2022 and December 25, 2021.
On February 21, 2023, the Company’s board of directors declared a quarterly dividend of $0.19 per share of common stock, to be paid on March 31, 2023 to stockholders of record as of March 10, 2023, totaling approximately $5.7 million.
We evaluate dividend payments on common stock within the context of our overall capital allocation strategy with our board of directors on an ongoing basis, giving consideration to a number of factors including our current and forecast earnings, financial condition, the general economic and regulatory environment, cash requirements, cash surplus and other factors. There can be no assurance that we will continue to pay such dividends or the amount of such dividends.

Item 6.

Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying audited consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report and Item 1A. Risk Factors for a discussion of these risks and uncertainties.
A comparison of our results of operations and cash flows for fiscal year 2021 compared to fiscal year 2020 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021, filed with the SEC on February 16, 2022.
We operate on a 52- or 53-week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53-week year, which contains 14 weeks. Fiscal year 2022 contains 53 weeks, while fiscal year 2021 contains 52 weeks.
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of December 31, 2022, we had a total 1,959 restaurants in our system. Our restaurant base is 98% franchised, with 1,916 franchised locations (including 238 international locations) and 43 company-owned restaurants as of December 31, 2022. We generate revenues by charging royalties, advertising fees and franchise fees to our franchisees and by operating a number of our own restaurants.
We plan to grow our business by opening new franchised restaurants and increasing our same store sales, while leveraging our franchise model to create shareholder value. Domestic same store sales have increased for 19 consecutive years beginning in 2004, which includes 5-year cumulative domestic same stores sales growth of 50.4% since the beginning of fiscal year 2018. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating shareholder value through strong and consistent operating cash flow and capital-efficient growth.
Highlights for Fiscal Year 2022, which included a 53rd operating week:
•System-wide sales increased 16.8% over the prior fiscal year to $2.7 billion;
•System-wide restaurant count increased 13.2% over the prior fiscal year to a total of 1,959 worldwide locations, driven by 228 net unit openings;
•Domestic same store sales increased 3.4% over the prior fiscal year;
•Company-owned restaurant same store sales increased 1.0% over the prior fiscal year;
•Digital sales continue to exceed 60% of system-wide sales;
•Domestic AUV of $1.6 million;
•Total revenue increased 26.6% over the prior fiscal year to $357.5 million;
•Net income increased 24.1% over the prior fiscal year to $52.9 million, or $1.77 per diluted share, compared to $42.7 million, or $1.42 per diluted share in the prior fiscal year; and
•Adjusted EBITDA, a non-GAAP measure, increased 23.1% to $108.8 million, compared to adjusted EBITDA of $88.4 million in the prior fiscal year.

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

	Year Ended
	December 31, 2022	December 25, 2021
Domestic Franchised Activity:
Beginning of period	1,498	1,327
Openings	187	170
Closures	(4)	(2)
Acquired by Company	(3)	(3)
Re-franchised by Company	—	6
Restaurants end of period	1,678	1,498

Domestic Company-Owned Activity:
Beginning of period	36	32
Openings	5	7
Closures	(1)	—
Acquired from franchisees	3	3
Re-franchised to franchisees	—	(6)
Restaurants end of period	43	36

Total Domestic Restaurants	1,721	1,534

International Franchised Activity:
Beginning of period	197	179
Openings	45	34
Closures	(4)	(16)
Restaurants end of period	238	197

Total System-wide Restaurants	1,959	1,731
System-wide sales. System-wide sales represents net sales for all of our company-owned and franchised restaurants (as reported by franchisees). This measure allows management to better assess changes in our royalty revenue, our overall store performance, the health of our brand and the strength of our market position relative to competitors. Our system-wide sales growth is driven by new restaurant openings as well as increases in same store sales.
Domestic average unit volume (“AUV”). Domestic AUV consists of the average annual sales of all restaurants that have been open for a trailing 52-week period or longer. This measure is calculated by dividing sales during the applicable period for all restaurants being measured by the number of restaurants being measured. Domestic AUV includes revenue from both company-owned and franchised restaurants. Domestic AUV allows management to assess our domestic company-owned and franchised restaurant economics. Changes in domestic AUV are primarily driven by increases in same store sales and are also influenced by opening new restaurants.
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

EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, net, income tax expense (benefit), and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, net, income tax expense (benefit), and depreciation and amortization, further adjusted for losses on debt extinguishment and financing transactions, transaction costs, costs and fees associated with investments in our strategic initiatives, gains and losses on the disposal of assets, and stock-based compensation expense. For a reconciliation of net income to EBITDA and Adjusted EBITDA and for further discussion of EBITDA and Adjusted EBITDA as non-GAAP measures and how we utilize them, see footnote 2 below.
Adjusted Net Income and Adjusted Earnings Per Diluted Share. We define Adjusted net income as net income adjusted for losses on debt extinguishment and financing transactions, transaction costs, costs and fees associated with investments in our strategic initiatives, gains and losses on the disposal of assets, and related tax adjustments that management believes are not indicative of the Company’s core operating results or business outlook over the long-term. We define Adjusted earnings per diluted share as Adjusted net income divided by weighted average diluted share count. For a reconciliation of net income to Adjusted net income and for further discussion of Adjusted net income and Adjusted earnings per diluted share as non-GAAP measures and how we utilize them, see footnote 3 below.
The following table sets forth our key performance indicators for the fiscal years ended December 31, 2022 and December 25, 2021 (in thousands, except unit data):

	Year ended
	December 31, 2022	December 25, 2021
Number of system-wide restaurants at period end	1,959	1,731
System-wide sales(1)	$2,738,920	$2,344,728
Domestic AUV	$1,606	$1,592
Domestic same store sales growth(2)	3.4%	8.0%
Company-owned domestic same store sales growth(2)	1.0%	3.4%
Total revenue	$357,521	$282,502
Net income	$52,947	$42,658
Adjusted EBITDA(3)	$108,808	$88,393
Adjusted net income(4)	$55,351	$40,323

(1) The percentage of system-wide sales attributable to company-owned restaurants was 2.9% and 3.0% for the fiscal years ended December 31, 2022 and December 25, 2021, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
(2) For fiscal 2022, same store sales percentages were calculated excluding the 53rd week.
(3) EBITDA and Adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). EBITDA and Adjusted EBITDA should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. These should not be viewed as an alternative to cash flows from operating activities as a measure of our liquidity.
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
Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only as performance measures and only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments for losses on debt extinguishment and financing transactions, transaction costs, costs and fees associated with investments in our strategic initiatives, gains and losses on the disposal of assets, and stock-based compensation expense. We believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our restaurants, and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management measure our core operating performance over time by removing items that are not related to day-to-day operations.

The following table reconciles net income to EBITDA and adjusted EBITDA for the fiscal years ended December 31, 2022 and December 25, 2021 (in thousands):

	Year ended
	December 31, 2022	December 25, 2021
Net income	$52,947	$42,658
Interest expense, net	21,230	14,984
Income tax expense	16,369	16,249
Depreciation and amortization	10,899	7,943
EBITDA	$101,445	$81,834
Additional adjustments:
Loss on debt extinguishment and financing transactions (a)	1,124	—
Loss (gain) on disposal of assets (b)	1,164	(3,497)
Consulting fees (c)	875	425
Stock-based compensation expense (d)	4,200	9,631
Adjusted EBITDA	$108,808	$88,393

(a) Represents costs and expenses related to our 2022 securitized financing facility and payment of a special dividend, as well as the extinguishment of our 2020 variable funding note facility; all transaction costs are included in Loss on debt extinguishment and financing transactions during the year ended December 31, 2022, with the exception of $310,000 that is included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(b) Represents a loss (gain) resulting from the sale of assets to a franchisee. The loss (gain) is included in Loss (gain) on disposal of assets on the Consolidated Statements of Comprehensive Income.
(c) Represents costs and expenses related to consulting projects to support the Company's strategic initiatives, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(d) Includes non-cash, stock-based compensation, net of forfeitures.
(4) Adjusted net income and adjusted earnings per diluted share are supplemental measures of operating performance that do not represent and should not be considered alternatives to net income and earnings per share, as determined by GAAP. These measures have not been prepared in accordance with Article 11 of Regulation S-X promulgated under the Securities Act. Management believes adjusted net income and adjusted earnings per diluted share supplement GAAP measures and enable management to more effectively evaluate the Company’s performance period-over-period and relative to competitors.

The following table reconciles net income to adjusted net income and calculates adjusted earnings per diluted share for the fiscal years ended December 31, 2022 and December 25, 2021 (in thousands):

	Year Ended
	December 31, 2022	December 25, 2021
Numerator:
Net income	$52,947	$42,658
Adjustments:
Loss on debt extinguishment and financing transactions (a)	1,124	—
Loss (gain) on disposal of assets (b)	1,164	(3,497)
Consulting fees (c)	875	425
Tax effect of adjustments (d)	(759)	737
Adjusted net income	$55,351	$40,323

Denominator:
Weighted-average shares outstanding - diluted	29,963	29,944

Adjusted earnings per diluted share	$1.85	$1.35

(a) Represents costs and expenses related to our 2022 securitized financing facility and payment of a special dividend, as well as the extinguishment of our 2020 variable funding note facility; all transaction costs are included in Loss on debt extinguishment and financing transactions during the year ended December 31, 2022, with the exception of $310,000 that is included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
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
(d) Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an assumed effective tax rate of 24% for the periods ended December 31, 2022 and December 25, 2021, which includes provisions for U.S. federal income taxes, and assumes the respective statutory rates for applicable state and local jurisdictions.

Results of Operations
Year ended December 31, 2022 compared to year ended December 25, 2021
The following table sets forth certain income and expense items included in the Consolidated Statements of Comprehensive Income for fiscal year 2022 and fiscal year 2021 (in thousands, except for percentages):

	Year ended		Increase / (Decrease)
	December 31, 2022	December 25, 2021	$	%
Revenue:
Royalty revenue, franchise fees and other	$158,614	$130,676	$27,938	21.4%
Advertising fees	119,011	81,529	37,482	46.0%
Company-owned restaurant sales	79,896	70,297	9,599	13.7%
Total revenue	357,521	282,502	75,019	26.6%
Costs and expenses:
Cost of sales (1)	63,395	57,416	5,979	10.4%
Advertising expenses	123,069	83,989	39,080	46.5%
Selling, general and administrative	67,061	62,895	4,166	6.6%
Depreciation and amortization	10,899	7,943	2,956	37.2%
Loss (gain) on disposal of assets	1,164	(3,497)	4,661	(133.3)%
Total costs and expenses	265,588	208,746	56,842	27.2%
Operating income	91,933	73,756	18,177	24.6%
Interest expense, net	21,230	14,984	6,246	41.7%
Loss on debt extinguishment and financing transactions	814	—	814	100.0%
Other (income) expense	573	(135)	708	(524.4)%
Income before income tax expense	69,316	58,907	10,409	17.7%
Income tax expense	16,369	16,249	120	0.7%
Net income	$52,947	$42,658	$10,289	24.1%

(1)	Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.

Total Revenue. During fiscal year 2022, total revenue was $357.5 million, an increase of $75.0 million, or 26.6%, compared to $282.5 million in the prior fiscal year.

Royalty revenue, franchise fees and other increased $27.9 million, of which $8.2 million was due to 221 net franchise restaurant openings since December 25, 2021, $12.3 million was due to domestic same store sales growth of 3.4%, and approximately $3.0 million was due to additional royalties from the 53rd week. Other revenue increased by $4.1 million primarily due to an increase in vendor rebates.

Advertising fees increased $37.5 million, of which $17.0 million was due to a 16.8% increase in system-wide sales during fiscal year 2022, $10.9 million was due to an increase in the national advertising fund contribution rate to 5% from 4% effective the first day of the fiscal second quarter 2022, and approximately $2.7 million was due to additional advertising fees from the 53rd week. Additionally, during the prior year fiscal period, a $6.9 million non-recurring rebate of advertising surplus was returned to franchisees, reducing the revenue recognized.

Company-owned restaurant sales increased $9.6 million, primarily due to an increase of $7.7 million related to the increase in the number of company-owned restaurants compared to the prior year comparable period. Also contributing to the increase was company-owned same store sales growth of 1.0%, which was driven by an increase in average ticket, and approximately $1.5 million of additional sales from the 53rd week.

Cost of sales. During fiscal year 2022, cost of sales was $63.4 million, an increase of $6.0 million, or 10.4%, compared to $57.4 million in fiscal 2021. Cost of sales as a percentage of company-owned restaurant sales was 79.3% in the current year fiscal period, compared to 81.7% in the prior year fiscal period.
The table below presents the major components of Cost of sales (in thousands, except for percentages):

	Year ended	As a % of company-owned restaurant sales	Year ended	As a % of company-owned restaurant sales
	December 31, 2022		December 25, 2021
Cost of sales:
Food, beverage and packaging costs	$30,579	38.3%	$31,496	44.8%
Labor costs	19,234	24.1%	16,022	22.8%
Other restaurant operating expenses	15,380	19.3%	11,457	16.3%
Vendor rebates	(1,798)	(2.3)%	(1,559)	(2.2)%
Total cost of sales	63,395	79.3%	57,416	81.7%
Pre-opening expenses (1)	935	1.2%	484	0.7%
Cost of sales (excluding pre-opening expenses)	$62,460	78.2%	$56,932	81.0%

(1)	Pre-opening expenses are incurred in conjunction with the opening of a new restaurant and are included within Other restaurant operating expenses in the table above.
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 38.3% in fiscal year 2022 compared to 44.8% in the prior fiscal year. The decrease is primarily due to a 26.9% decrease in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 24.1% in fiscal year 2022 compared to 22.8% in the prior fiscal year. The increase as a percentage of company-owned restaurant sales was primarily due to higher wage rates in the restaurants recently opened in New York City, as well as increases in company-owned restaurant wages, hiring and training costs as a result of the ongoing competitive labor market during the current year fiscal period.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 19.3% in fiscal year 2022 compared to 16.3% in the prior fiscal year. The increase as a percentage of company-owned restaurant sales was primarily a result of higher rent and occupancy costs associated with the opening of company-owned restaurants in New York City during the current year fiscal period.
Pre-opening expenses as a percentage of company-owned restaurant sales were 1.2% in fiscal year 2022 driven by our development of the New York City market.
Advertising expenses. Advertising expenses were $123.1 million, an increase of $39.1 million, compared to $84.0 million in fiscal year 2021. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (“SG&A”). SG&A was $67.1 million in fiscal year 2022, an increase of $4.2 million, or 6.6%, compared to $62.9 million in the prior fiscal year. The increase in SG&A was primarily due to an increase of $4.0 million in headcount-related expenses to support the growth in our business, an increase of $2.3 million in professional fees to support the Company’s strategic initiatives, an increase of $0.5 million in travel expenses, and approximately $1.0 million related to the 53rd week. These increases were partially offset by a decrease of $5.4 million in stock-based compensation expense primarily related to stock awards forfeited in fiscal year 2022.
Depreciation and amortization. Depreciation and amortization was $10.9 million in fiscal year 2022, an increase of $3.0 million, or 37.2%, compared to $7.9 million in the prior fiscal year. The increase in depreciation and amortization was primarily due to capital expenditures related to our technology investments, as well as an estimated $0.3 million related to the 53rd week.
Interest expense, net. Interest expense, net was $21.2 million in fiscal year 2022, an increase of $6.2 million, or 41.7%, compared to $15.0 million in the prior fiscal year. The increase was due to the securitized financing transaction completed on March 9, 2022, which increased our outstanding debt by $250 million, as well as an estimated $0.4 million related to the 53rd week.

Loss on debt extinguishment and financing transactions. Loss on debt extinguishment and financing transactions was $0.8 million during fiscal year 2022 due to costs and fees associated with the extinguishment of our 2020 Variable Funding Note on March 9, 2022.
Income tax expense. Income tax expense was $16.4 million in fiscal year 2022, yielding an effective tax rate of 23.6%, compared to an effective tax rate of 27.6% in the prior fiscal year. The decrease in the effective tax rate was primarily due to the impact of tax benefits associated with stock awards forfeited during fiscal year 2022.
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
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our 2022 Variable Funding Notes (defined below). As of December 31, 2022, the Company had $205.7 million of cash and restricted cash on its balance sheet.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility including our 2022 Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
The following table shows summary cash flows information for fiscal years 2022 and 2021 (in thousands):

	Year ended
	December 31, 2022	December 25, 2021
Net cash provided by (used in):
Operating activities	$76,238	$48,878
Investing activities	(28,683)	(29,853)
Financing activities	103,254	(23,389)
Net change in cash, cash equivalents and restricted cash	$150,809	$(4,364)
Operating activities. Our cash flows from operating activities are principally driven by sales at both franchise restaurants and company-owned restaurants, as well as franchise fees. We collect franchise royalties from our franchise owners on a weekly basis. Restaurant-level operating costs at our company-owned restaurants, unearned franchise fees, and corporate overhead costs also impact our cash flows from operating activities.
Net cash provided by operating activities was $76.2 million in fiscal year 2022, an increase of $27.4 million from cash provided by operating activities of $48.9 million in the prior fiscal year. The increase is primarily due to an increase in operating income, as well as changes in Ad Fund cash and cash equivalents, directly related to the timing of payments for expenses incurred for national advertising.
Investing activities. Our net cash used in investing activities was $28.7 million in fiscal year 2022, a decrease of $1.2 million, from $29.9 million in fiscal year 2021. The decrease in cash used in investing activities was primarily due to an investment in our United Kingdom franchisee made during fiscal year 2021, as well as a decrease in purchases of property and equipment during the current fiscal year, partially offset by changes in cash related to restaurant acquisition and asset disposal transactions as compared to the prior fiscal year.
Financing activities. Our net cash provided by financing activities was $103.3 million in fiscal year 2022, a change of $126.6 million, from cash used in financing activities of $23.4 million in fiscal year 2021. The change was primarily due to additional borrowings under our 2022 Class A-2 Notes (as defined below) of $250 million, partially offset by the payment of a special dividend in connection with the securitized financing transaction totaling $119.5 million, as well as deferred financing and other debt related costs incurred of $5.4 million in fiscal year 2022. The change was also driven by an increase in the regular quarterly dividend, which totaled $21.5 million in fiscal year 2022, compared to $18.5 million in fiscal year 2021.

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
In addition to the 2022 Notes, the Company’s outstanding debt consists of its existing Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Notes”). No borrowings were outstanding under the 2022 Variable Funding Notes as of December 31, 2022.
Dividends. We paid quarterly cash dividends of $0.17 per share of common stock in each of the first two quarters of 2022, and quarterly cash dividends of $0.19 per share of common stock in both the third and fourth quarters of 2022, resulting in aggregate dividend payments of $21.5 million in fiscal year 2022. On February 21, 2023, the Company’s board of directors approved a dividend of $0.19 per share, to be paid on March 31, 2023 to stockholders of record as of March 10, 2023, totaling approximately $5.7 million.
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
Contractual Obligations
Our cash requirements greater than twelve months from contractual obligations and commitments include:
Debt Obligations and Interest Payments. Refer to “Note 11 - Debt Obligations” of the Notes to the Consolidated Financial Statements for further information of our obligations and the timing of expected payments.
Operating Leases. Refer to “Note 12 - Leases” of the Notes to the Consolidated Financial Statements for further information of our obligations and the timing of expected payments.
Indemnifications. We are parties to certain indemnification obligations to third parties in the ordinary course of business. We believe the probability of incurring an actual liability under such indemnifications is sufficiently remote so that no liability has been recorded.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our critical accounting policies and estimates are more fully described in “Note 1 - Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements. However, we believe the accounting policies described below are particularly important to the portrayal and understanding of our financial position and results of operations.
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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for bone-in chicken wings, and as a result we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 23.1% and 34.5% of our company-owned restaurant costs of sales in fiscal years 2022 and 2021. A hypothetical 10.0% increase in the bone-in chicken wing costs in fiscal year 2022 would have increased costs of sales by approximately $1.5 million during the year. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $724.6 million incurred under the 2022 Notes and 2020 Notes as of December 31, 2022 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the 2022 Variable Funding Notes; however, the Company had no outstanding borrowings under its 2022 Variable Funding Notes as of December 31, 2022.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2022.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Wingstop Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Wingstop Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 25, 2021, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the fiscal years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 22, 2023

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item 10 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 11.	Executive Compensation
Information required by this Item 11 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item 12 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The Company’s independent registered public accounting firm is KPMG LLP. Information required by this Item 14 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

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

3.2
Amended and Restated Bylaws of Wingstop Inc., effective as of December 1, 2022, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on December 2, 2022 and incorporated herein by reference.

4.1
Form of Stock Certificate for Common Stock, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference.

4.2
Second Amended and Restated Base Indenture, dated as of March 9, 2022, by and between Wingstop Funding LLC, as Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37425) on March 10, 2022 and incorporated herein by reference.

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

4.4
Series 2022-1 Supplement to Base Indenture, dated as of March 9, 2022, by and between Wingstop Funding LLC, as Issuer of the Series 2022-1 fixed rate senior secured notes, Class A-2, and Series 2022-1 variable funding senior secured notes, Class A-1, and Citibank, N.A., as Trustee and Series 2022-1 Securities Intermediary, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37425) on March 10, 2022 and incorporated herein by reference.

4.5
Description of Wingstop Inc. Common Stock, filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021 (File No. 001-37425) and incorporated herein by reference.

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

10.15†
Offer Letter between Wingstop Inc. and Michael J. Skipworth, dated April 25, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on April 29, 2022 and incorporated herein by reference.

10.16
Class A-1 Note Purchase Agreement, dated as of March 9, 2022, by and among Wingstop Funding LLC, as Issuer, each of Wingstop Guarantor LLC and Wingstop Franchising LLC, each as a Guarantor, Wingstop Restaurants Inc., as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, Morgan Stanley Asset Funding Inc., as Administrative Agent and Morgan Stanley Bank, N.A., as L/C Provider, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on March 10, 2022 and incorporated herein by reference.

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

Wingstop Inc.
/s/ Michael J. Skipworth
Michael J. Skipworth
President and Chief Executive Officer (Principal Executive Officer)
February 22, 2023
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael J. Skipworth	President and Chief Executive Officer, Director	February 22, 2023
Michael J. Skipworth	(Principal Executive Officer)
/s/ Alex R. Kaleida	Chief Financial Officer	February 22, 2023
Alex R. Kaleida	(Principal Financial and Accounting Officer)
/s/ Lynn Crump-Caine	Chair of the Board	February 22, 2023
Lynn Crump-Caine
/s/ Krishnan Anand	Director	February 22, 2023
Krishnan Anand
/s/ David L. Goebel	Director	February 22, 2023
David L. Goebel
/s/ Michael J. Hislop	Director	February 22, 2023
Michael J. Hislop
/s/ Kate S. Lavelle	Director	February 22, 2023
Kate S. Lavelle
/s/ Kilandigalu M. Madati	Director	February 22, 2023
Kilandigalu M. Madati
/s/ Wesley S. McDonald	Director	February 22, 2023
Wesley S. McDonald
/s/ Anna M. Smith	Director	February 22, 2023
Anna M. Smith

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Wingstop Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Wingstop Inc. and subsidiaries (the Company) as of December 31, 2022 and December 25, 2021, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the fiscal years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the sufficiency of audit evidence obtained over royalty revenue and advertising fees
As discussed in Notes 1 and 17 to the consolidated financial statements, the Company recognized $142.9 million of royalty revenue and $119.0 million of advertising fees for the year ended December 31, 2022. Royalty revenue and advertising fees are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement.
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
Dallas, Texas
February 22, 2023

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value data)

	December 31, 2022	December 25, 2021

Assets
Current assets
Cash and cash equivalents	$184,496	$48,583
Restricted cash	13,296	3,448
Accounts receivable, net	9,461	6,993
Prepaid expenses and other current assets	4,252	4,928
Advertising fund assets, restricted	15,167	6,197
Total current assets	226,672	70,149
Property and equipment, net	66,851	54,503
Goodwill	62,514	56,877
Trademarks	32,700	32,700
Customer relationships, net	9,015	10,302
Other non-current assets	26,438	24,672
Total assets	$424,190	$249,203
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$5,219	$5,414
Other current liabilities	34,726	28,070
Current portion of debt	7,300	—
Advertising fund liabilities	15,167	6,197
Total current liabilities	62,412	39,681
Long-term debt, net	706,846	469,394
Deferred revenues, net of current	27,052	28,024
Deferred income tax liabilities, net	4,180	7,432
Other non-current liabilities	14,561	14,197
Total liabilities	815,051	558,728
Commitments and contingencies (see Note 13)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,932,668 and 29,837,454 shares issued and outstanding as of December 31, 2022 and December 25, 2021, respectively	300	299
Additional paid-in-capital	2,797	463
Retained deficit	(393,321)	(310,031)
Accumulated other comprehensive loss	(637)	(256)
Total stockholders' deficit	(390,861)	(309,525)
Total liabilities and stockholders' deficit	$424,190	$249,203
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020

Revenue:
Royalty revenue, franchise fees and other	$158,614	$130,676	$108,883
Advertising fees	119,011	81,529	74,930
Company-owned restaurant sales	79,896	70,297	64,998
Total revenue	357,521	282,502	248,811
Costs and expenses:
Cost of sales (1)	63,395	57,416	48,583
Advertising expenses	123,069	83,989	77,329
Selling, general and administrative	67,061	62,895	61,084
Depreciation and amortization	10,899	7,943	7,518
Loss (gain) on disposal of assets	1,164	(3,497)	(3,093)
Total costs and expenses	265,588	208,746	191,421
Operating income	91,933	73,756	57,390
Interest expense, net	21,230	14,984	16,782
Loss on debt extinguishment and financing transactions	814	—	13,665
Other (income) expense	573	(135)	—
Income before income tax expense	69,316	58,907	26,943
Income tax expense	16,369	16,249	3,637
Net income	$52,947	$42,658	$23,306

Earnings per share
Basic	$1.77	$1.43	$0.79
Diluted	$1.77	$1.42	$0.78

Weighted average shares outstanding
Basic	29,893	29,769	29,601
Diluted	29,963	29,944	29,804

Dividends per share	$4.72	$0.62	$5.50

Other comprehensive loss
Currency translation adjustment	$(381)	$(256)	$—
Other comprehensive loss	(381)	(256)	—
Comprehensive income	$52,566	$42,402	$23,306
(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 28, 2019	29,457,228	295	552	(210,275)	—	(209,428)
Net income	—	—	—	23,306	—	23,306
Shares issued under stock plans	233,051	2	923	—	—	925
Tax payments for restricted stock upon vesting	(3,156)	—	—	(340)	—	(340)
Stock-based compensation expense	—	—	8,558	—	—	8,558
Dividends declared on common stock and equivalents	—	—	(9,612)	(154,719)	—	(164,331)
Balance at December 26, 2020	29,687,123	297	421	(342,028)	—	(341,310)
Net income	—	—	—	42,658	—	42,658
Shares issued under stock plans	161,873	2	746	—	—	748
Tax payments for restricted stock upon vesting	(11,542)	—	—	(1,915)	—	(1,915)
Stock-based compensation expense	—	—	9,631	—	—	9,631
Dividends declared on common stock and equivalents	—	—	(10,335)	(8,746)	—	(19,081)
Currency translation adjustment	—	—	—	—	(256)	(256)
Balance at December 25, 2021	29,837,454	299	463	(310,031)	(256)	(309,525)
Net income	—	—	—	52,947	—	52,947
Shares issued under stock plans	97,281	1	3,314	—	—	3,315
Tax payments for restricted stock upon vesting	(2,067)	—	—	(315)	—	(315)
Stock-based compensation expense	—	—	4,200	—	—	4,200
Dividends declared on common stock and equivalents	—	—	(5,180)	(135,922)	—	(141,102)
Currency translation adjustment	—	—	—	—	(381)	(381)
Balance at December 31, 2022	29,932,668	300	2,797	(393,321)	(637)	(390,861)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020

Operating activities
Net income	$52,947	$42,658	$23,306
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,899	7,943	7,518
Deferred income taxes	(3,252)	2,953	(4)
Stock-based compensation expense	4,200	9,631	8,558
Loss (gain) on disposal of assets	1,164	(3,497)	(3,093)
Loss on debt extinguishment	814	—	13,665
Amortization of debt issuance costs	1,939	1,401	1,567
Changes in operating assets and liabilities:
Accounts receivable	(2,468)	(2,135)	246
Prepaid expenses and other assets	584	(2,659)	1,089
Advertising fund assets and liabilities, net	5,048	(10,723)	10,061
Accounts payable and other current liabilities	5,102	(268)	1,507
Deferred revenue	(712)	3,386	3,198
Other non-current liabilities	(27)	188	(2,088)
Cash provided by operating activities	76,238	48,878	65,530

Investing activities
Purchases of property and equipment	(23,940)	(28,021)	(6,052)
Acquisitions of restaurants from franchisees	(7,809)	(4,876)	(6,735)
Proceeds from sales of assets	4,063	7,207	4,800
Payments for investments	(997)	(4,163)	—
Cash used in investing activities	(28,683)	(29,853)	(7,987)

Financing activities
Proceeds from exercise of stock options	3,315	748	925
Borrowings of long-term debt	250,000	—	496,000
Repayments of long-term debt	(3,025)	(2,400)	(333,600)
Payment of deferred financing costs and other debt-related costs	(5,442)	—	(18,641)
Tax payments for restricted stock upon vesting	(315)	(1,915)	(340)
Dividends paid	(141,279)	(19,822)	(163,792)
Cash provided by (used in) financing activities	103,254	(23,389)	(19,448)

Net increase (decrease) in cash, cash equivalents, and restricted cash	150,809	(4,364)	38,095
Cash, cash equivalents, and restricted cash at beginning of period	54,906	59,270	21,175
Cash, cash equivalents, and restricted cash at end of period	$205,715	$54,906	$59,270

Supplemental information:
Accrued capital expenditures	$7,273	$5,074	$—
Cash paid for interest	$20,480	$15,035	$14,549
Cash paid for taxes	$13,584	$10,423	$7,262
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Basis of Presentation and Summary of Significant Accounting Policies
Overview
Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of December 31, 2022, the Company had a total of 1,959 restaurants in its system. The Company's restaurant base is 98% franchised, with 1,916 franchised restaurants (including 238 international restaurants) and 43 company-owned restaurants as of December 31, 2022. The Company operates as a single segment for reporting purposes.
Summary of Significant Accounting Policies

(a)	Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Wingstop Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Year End
The Company uses a 52/53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal year 2022 consists of 53-weeks, while 2021 and 2020 each consisted of 52-weeks.

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

(d)	Cash, Cash Equivalents, and Restricted Cash
The Company continually monitors its positions with, and the credit quality of, the financial institutions in which it maintains its deposits and investments. As of December 31, 2022 and December 25, 2021, the Company maintained balances in various cash accounts in excess of federally insured limits. All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents.
Restricted cash includes cash and cash equivalents held for future principal and interest payments as required by the Company's debt agreements (see Note 11). The Company also has Advertising fund restricted cash, which can only be used for activities related to the promotion of the Wingstop brand.

Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets that are included in the Consolidated Statements of Cash Flows as of December 31, 2022 and December 25, 2021 were as follows (in thousands):

	December 31, 2022	December 25, 2021
Cash and cash equivalents	$184,496	$48,583
Restricted cash	13,296	3,448
Restricted cash, included in Advertising fund assets, restricted	7,923	2,875
Total cash, cash equivalents, and restricted cash	$205,715	$54,906

(e)	Accounts Receivable
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
Inventories, which consist of food and beverage products, paper goods, and supplies, are valued at the lower of cost (first-in, first-out) or net realizable value.

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

(h)	Impairment or Disposal of Long-Lived Assets
Property and equipment and finite-life intangible assets are reviewed for impairment periodically and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment and finite-lived intangible assets is performed at the component level, which is generally an individual restaurant and requires judgment and an estimate of future restaurant generated cash flows. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections. The Company did not record any impairment losses on long-lived assets in fiscal years 2022, 2021, or 2020.

(i)	Goodwill and Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of goodwill and trademarks, which are not subject to amortization. We generally record goodwill in connection with the acquisition of restaurants from franchisees. On an annual basis (October 1st of each fiscal year) and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, the Company reviews the recoverability of goodwill and indefinite-lived intangible assets. No indications of impairment were identified during fiscal years 2022, 2021, or 2020.

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
Royalties, including franchisee contributions to the Ad Fund, are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement. Initial and renewal franchise fees are payable by the franchisee prior to the restaurant opening or at the time of a renewal of an existing franchise agreement. The Company's franchise agreement royalties, inclusive of Ad Fund contributions, represent sales-based royalties that are related entirely to the Company's performance obligation under the franchise agreement and are recognized as franchised restaurant sales occur, payable weekly. Additionally, initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement. The Company's performance obligation under development agreements and international territory agreements generally consists of an obligation to grant exclusive development rights over a stated term. These development rights are not distinct from franchise agreements, so upfront fees paid by franchisees for development rights are apportioned to each franchised restaurant opened and accounted for as an initial franchise fee.
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
The Company has entered into food and beverage supply agreements with certain major vendors. Pursuant to the terms of these arrangements, rebates are provided to the Company from the vendors based upon the dollar volume of purchases for company-owned restaurants and franchised restaurants. These incentives are recognized as earned throughout the year and are classified as a reduction in Cost of sales with any consideration received in excess of the total expense of the vendor’s products included within Royalty revenue, franchise fees and other within the Consolidated Statements of Comprehensive Income. The incentives recognized were approximately $13.1 million, $8.7 million, and $7.9 million, during fiscal years 2022, 2021, and 2020, respectively, of which $1.8 million, $1.6 million, and $1.3 million was classified as a reduction in Cost of sales during fiscal years 2022, 2021, and 2020, respectively.

(m)	Advertising Expenses
The Company administers the Ad Fund, for which a percentage of gross sales is collected from domestic restaurant franchisees and company-owned restaurants to be used for various forms of advertising for the Wingstop brand. Effective the first day of the fiscal second quarter of 2022, domestic franchisees contribution rates to the national advertising fund increased to 5%, up from 4%, of gross sales. The national advertising fund contribution rate was 4% for fiscal years 2021 and 2020.

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
Beginning in the first quarter of 2021, headcount-related expenses for employees that provide services directly to the Ad Fund are presented within Advertising expenses on the Consolidated Statements of Comprehensive Income. Prior to the first quarter of 2021, these expenses were presented within Selling, general and administrative. Prior period amounts have been reclassified to conform to the current presentation. This reclassification had no impact on operating income, balance sheets, or statements of cash flows. Headcount-related expenses associated with the Ad Fund were $9.9 million, $8.6 million, and $7.9 million in fiscal years 2022, 2021, and 2020, respectively.
Advertising expenses incurred by company-owned restaurants are included within Cost of sales in the Consolidated Statements of Comprehensive Income. Company-owned restaurants incurred advertising expenses of $3.6 million, $3.3 million, and $3.3 million in fiscal years 2022, 2021, and 2020, respectively.

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
Income taxes are accounted for under the asset and liability method. Under this method, a deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences between the financial statement basis and the tax basis of assets and liabilities as well as tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period of the change. The Company files a consolidated federal income tax return including all of its wholly-owned subsidiaries.

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
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Fiscal Year
	December 31, 2022	December 25, 2021	December 26, 2020
Basic weighted average shares outstanding	29,893	29,769	29,601
Dilutive shares	70	175	203
Diluted weighted average shares outstanding	29,963	29,944	29,804
We had approximately 19,000, 3,000, and 1,000 equity awards outstanding at December 31, 2022, December 25, 2021, and December 26, 2020, respectively, that were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.

(3)	Dividends
In connection with the Company's regular dividend program, the Company declared and paid dividends of $21.5 million, or $0.72 per common share, in fiscal year 2022, $18.5 million, or $0.62 per common share, in fiscal year 2021, and $14.8 million, or $0.50 per common share, in fiscal year 2020.
Subsequent to the end of fiscal year 2022, on February 21, 2023, the Company’s board of directors declared a quarterly dividend of $0.19 per share of common stock, to be paid on March 31, 2023 to stockholders of record as of March 10, 2023, totaling approximately $5.7 million.
Separate from the Company's regular dividend program, the Company declared and paid special dividends of $119.5 million, or $4.00 per share of common stock, in fiscal year 2022, and $148.4 million, or $5.00 per share of common stock, in fiscal year 2020. No special dividends were declared or paid during fiscal year 2021.

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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	December 31, 2022		December 25, 2021
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$475,200	$406,462	$477,600	$480,676
2022-1 Class A-2 Senior Secured Notes (1)	Level 2	$249,375	$215,709	$—	$—
Investments in bonds of LPH (Note 10) (2)	Level 3	$3,196	$3,906	$4,151	$4,151
(1) The fair value of the 2020-1 and 2022-1 Class A-2 Senior Secured Notes was estimated using available market information.
(2) The fair value approximates discounted cash flows using current market rates for debt investments with similar maturities and credit risk.

(5)	Accounts Receivable, net
Accounts receivable, net, consist of the following (in thousands):

	December 31, 2022	December 25, 2021
Vendor rebates receivable	$3,610	$2,319
Royalties receivable	3,811	2,758
Other receivables, net	2,040	1,916
Accounts receivable, net	$9,461	$6,993

(6)	Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	December 31, 2022	December 25, 2021
Building	15,769	15,769
Construction in progress	23,008	12,989
Equipment, furniture and fixtures	33,406	27,674
Leasehold and other improvements	23,295	18,047
Land	2,828	2,828
Property and equipment, gross	98,306	77,307
Less: accumulated depreciation	(31,455)	(22,804)
Property and equipment, net	$66,851	$54,503
Depreciation expense was $8.7 million, $5.6 million, and $5.2 million for the fiscal years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively.

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
The following is a summary of goodwill balances and activity (in thousands):

	December 31, 2022	December 25, 2021
Balance, beginning of period	$56,877	$53,690
Acquisition of restaurants, net	5,637	3,187
Balance, end of period	$62,514	$56,877
Intangible assets, excluding goodwill, consisted of the following (in thousands):

	December 31, 2022	December 25, 2021	Weighted Average Amortization Period (in years)
Intangible assets:
Trademarks	$32,700	$32,700
Indefinite-lived assets	32,700	32,700
Customer relationships	26,300	26,300	20.0
Franchise rights (1)	9,038	7,038	6.0
Less: accumulated amortization	(21,931)	(19,795)
Definite-lived assets	13,407	13,543	16.4
Intangible assets, net	$46,107	$46,243
(1)Included within Other non-current assets net of associated accumulated amortization within the Consolidated Balance Sheets.
Amortization expense for definite-lived intangibles was $2.2 million in fiscal year 2022, and $2.3 million in fiscal years 2021 and 2020. Estimated amortization expense, principally related to customer relationships, for the five succeeding fiscal years and the aggregate thereafter is (in thousands):

Fiscal year 2023	$2,302
Fiscal year 2024	2,136
Fiscal year 2025	2,025
Fiscal year 2026	1,889
Fiscal year 2027	1,751
Thereafter	3,304
Total	$13,407

(8)	Prepaid Expenses and Other Current Assets and Other Current Liabilities
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2022	December 25, 2021
Prepaid expenses	$2,735	$2,533
Federal income tax receivable	—	1,117
Inventories	389	484
Other current assets	1,128	794
Total	$4,252	$4,928
Other current liabilities consisted of the following (in thousands):

	December 31, 2022	December 25, 2021
Accrued payroll and incentive compensation	$8,733	$9,965
Current portion of deferred revenues	4,476	3,664
Taxes payable	6,401	1,808
Short term lease liability	2,283	2,443
Accrued interest	1,711	810
Gift card liability	1,565	1,342
Other accrued liabilities	9,557	8,038
Total	$34,726	$28,070

(9)	Income Taxes
Income tax expense for the fiscal years 2022, 2021, and 2020 consisted of the following (in thousands):

	Fiscal Year
	December 31, 2022	December 25, 2021	December 26, 2020
Current expense
Federal	$15,909	$10,432	$2,454
State	3,384	2,601	996
Foreign	328	263	191
Deferred expense (benefit)
Federal	(2,996)	2,994	42
State	(256)	(41)	(46)
Income tax expense	$16,369	$16,249	$3,637

A reconciliation of income tax at the U.S. federal statutory tax rate (using a statutory tax rate of 21%) to income tax expense for fiscal years 2022, 2021, and 2020 in dollars is as follows (in thousands):

	Fiscal Year
	December 31, 2022	December 25, 2021	December 26, 2020
Expected income tax expense at statutory rate	$14,556	$12,370	$5,658
Excess tax benefits from equity compensation	(522)	(591)	(3,963)
Non-deductible expenses	935	1,880	690
State tax expense, net of federal benefit	2,090	2,091	620
Foreign tax expense	328	263	191
Foreign tax credits	(328)	(263)	(191)
Increase in unrecognized tax benefit	337	296	102
Other	(1,027)	203	530
Income tax expense	$16,369	$16,249	$3,637
The components of deferred tax assets (liabilities) were as follows (in thousands):

	December 31, 2022	December 25, 2021
Deferred tax assets:
Deferred revenue	$6,352	$5,644
Accrued incentive compensation	891	834
Stock based compensation	1,345	921
Lease liabilities	3,863	3,747
Intangible assets	76	87
Other	2,493	452
Net operating loss carry-forwards and credits	1,061	1,082
Valuation allowance	(577)	(577)
	15,504	12,190
Deferred tax liabilities:
Intangible assets	(10,397)	(10,518)
Right of use assets	(3,628)	(3,411)
Property and equipment	(5,659)	(5,693)
	(19,684)	(19,622)
Net deferred tax liability	$(4,180)	$(7,432)
The Company had a state net operating loss carry-forward of $23.3 million at December 31, 2022 and December 25, 2021. The state net operating loss carry forwards begin to expire in 2030.
The Company had a valuation allowance of $577,000 against its deferred tax assets as of December 31, 2022 and December 25, 2021. In assessing whether a deferred tax asset will be realized, the Company considers whether it is more likely than not that either some portion or all of the deferred tax assets will not be realized. The Company considers the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize a portion of the benefits of the federal and state deductible differences.
The Company files income tax returns, which are periodically audited by various federal and state jurisdictions. The Company's income tax returns prior to tax year 2018 are generally considered closed to examination by the applicable tax authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 28, 2019	$1,699
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	(959)
Additions for tax positions of current year	54
Subtractions for tax positions of current year	—
Balance as of December 26, 2020	794
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	(34)
Additions for tax positions of current year	295
Subtractions for tax positions of current year	—
Balance as of December 25, 2021	1,055
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	(27)
Additions for tax positions of current year	270
Subtractions for tax positions of current year	—
Balance as of December 31, 2022	$1,298
As of December 31, 2022 and December 25, 2021, the accrued interest and penalties on the unrecognized tax benefits were $547,000 and $429,000, respectively, excluding any related income tax benefits. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statement of Comprehensive Income.
At December 31, 2022 and December 25, 2021, the amount of unrecognized tax benefits was $1.3 million and $1.1 million, respectively, which, if ultimately recognized, would reduce the Company’s effective tax rate.

(10)	Investments
In the second quarter of 2021, a wholly-owned subsidiary of the Company acquired a 20% non-controlling interest in Wingstop’s United Kingdom master franchisee, Lemon Pepper Holdings Ltd. (“LPH”), for an aggregate amount of $4.2 million. Substantially all of the investment consisted of bonds issued by a subsidiary of LPH, which are recorded on an amortized cost basis. The fair value of the bonds approximates the current carrying value and was determined using Level 3 inputs. In addition, the Company received 20% of the outstanding stock, which will be accounted for using the equity method of accounting, under which the Company’s share of the income of the investee will be recorded in Other income (expense) on the Consolidated Statements of Comprehensive Income.

(11)	Debt Obligations
Long-term debt consisted of the following components (in thousands):

	December 31, 2022	December 25, 2021
2020-1 Class A-2 Senior Secured Notes	$475,200	477,600
2022-1 Class A-2 Senior Secured Notes	249,375	—
Debt issuance costs, net of amortization	(10,429)	(8,206)
Less: current portion of debt	(7,300)	—
Long-term debt, net	$706,846	$469,394

As of December 31, 2022, the scheduled principal payments on debt were as follows (in thousands):

Fiscal year 2023	$7,300
Fiscal year 2024	7,300
Fiscal year 2025	7,300
Fiscal year 2026	7,300
Fiscal year 2027	458,500
Thereafter	236,875
Total	$724,575
Securitized Financing Facility
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
In addition to the 2022 Notes, the Company’s outstanding debt consists of its existing Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Notes”), which have an anticipated repayment date of December 2027. The Company’s existing revolving financing facility of Series 2020-1 Class A-1 Notes (“the 2020 Variable Funding Notes”) was terminated in connection with the 2022 issuance. As of December 25, 2021, $3.5 million of letters of credit were outstanding against the 2020 Variable Funding Notes, which related primarily to required interest reserves, and there were no amounts drawn down on the letters of credit as of December 25, 2021. No borrowings were outstanding under either the 2020 Variable Funding Notes or the 2022 Variable Funding Notes as of December 31, 2022.

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

The 2022 Notes were issued pursuant to a base indenture and related supplemental indentures (collectively, the “Indenture”). Interest and principal payments on the 2022 Class A-2 Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the 2022 Class A-2 Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the 2022 Notes is in March of 2052, but, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment date of the 2022 Class A-2 Notes is March 2029. If the Issuer has not repaid or refinanced the 2022 Class A-2 Notes prior to the anticipated repayment date, additional interest will accrue on the 2022 Notes.

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

The 2020 Notes and the 2022 Notes (together, the “Notes”) are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, that the assets pledged as collateral for the Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information, and similar matters. The Notes are also subject to customary rapid amortization events provided for in the indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain change of control and manager termination events, an event of default, and the failure to repay or refinance the Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of December 31, 2022, the Company was in compliance with all financial covenants.

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

During the fourth quarter of 2020, as a result of the repayment of the remaining principal outstanding on the previous 2018 securitized financing facility, the Company recorded a loss on debt extinguishment of $13.7 million, consisting of a $5.4 million write-off of previously capitalized financing costs associated and $8.2 million of make-whole interest premium costs associated with the early repayment of the previous securitized financing facility. Total debt issuance costs incurred and capitalized in connection with the issuance of the 2020 Notes were $10.4 million.

(12)	Leases
The Company determines whether an arrangement is a lease at inception. The Company has operating leases for office and retail space, as well as equipment. The Company's leases have remaining terms of 0.1 years to 9.4 years, some of which include options to extend the lease term for up to ten years. Lease terms may include options to renew when it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Components of lease expense were as follows (in thousands):

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Operating lease cost (1)	$3,244	$2,294	$2,439
Variable lease cost (2)	448	529	609
Total lease cost	$3,692	$2,823	$3,048
(1) Includes short-term leases, which are immaterial.
(2) Primarily related to adjustments for inflation, common area maintenance, and property tax.

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,543	$2,923	$2,426
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,923	$12,107	$3,011
Supplemental balance sheet information related to our operating leases is as follows (in thousands):

		Year Ended
	Balance Sheet Classification	December 31, 2022	December 25, 2021
Right-of-use assets	Other non-current assets	$15,613	$15,032
Current lease liabilities	Other current liabilities	2,283	2,443
Non-current lease liabilities	Other non-current liabilities	14,342	13,786

Weighted average lease term and discount rate information related to leases was as follows:

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Weighted average remaining lease term of operating leases	7.5 years	7.4 years	4.0 years
Weighted average discount rate of operating leases	3.86%	3.81%	3.58%
Maturities of lease liabilities by fiscal year are as follows (in thousands):

Fiscal year 2023	$3,158
Fiscal year 2024	2,640
Fiscal year 2025	2,542
Fiscal year 2026	2,209
Fiscal year 2027	1,400
Thereafter	7,626
Total future minimum lease payments	19,575
Less: imputed interest	(2,950)
Total lease liabilities	$16,625

(13)	Commitments and Contingencies
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
The Company sponsors a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. The Company made matching contributions of approximately $920,000, $670,000, and $735,000 for fiscal years 2022, 2021, and 2020, respectively.

(15)	Stock-Based Compensation
The Wingstop Inc. 2015 Omnibus Equity Incentive Plan (as amended, the "2015 Plan"), was adopted in June 2015 and is the only plan under which the Company currently grants awards. The 2015 Plan provides for the grant or award of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards and other stock-based awards to employees, directors, and other eligible persons. Stock options issued under the 2015 Plan expire ten years from the date of the grant. As of December 31, 2022, there were approximately 1.5 million shares available for future grants under the 2015 Plan.
In the event of a change in control of the Company (as defined in the 2015 Plan) in connection with which the board of directors or the Compensation Committee of the board of directors determines prior to such change in control that outstanding awards will be honored or assumed or new rights substituted therefore (as required by the Plan), each outstanding award will continue to vest in accordance with its terms. In the event the outstanding awards are not assumed or new rights substituted therefore in connection with the transaction, the awards will become fully vested and, to the extent applicable, exercisable immediately prior to the change in control and shall be exchanged for cash.
Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period. The Company recognized approximately $4.2 million, $9.6 million, and $8.6 million in stock compensation expense, net of forfeitures, for fiscal years 2022, 2021, and 2020, respectively, with a corresponding increase to additional paid-in-capital. The Company recognized forfeitures of $6.6 million during fiscal year 2022. Stock compensation expense is included in Selling, general and administrative in the Consolidated Statements of Comprehensive Income. Assumptions made regarding forfeitures in determining the remaining unamortized share-based compensation are re-evaluated periodically.
Stock Options
The following table summarizes stock option activity:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Term (in years)
Stock options outstanding at December 25, 2021	94	$98.87	$6,997	8.6
Options granted	38	$140.94
Options exercised	(36)	$80.05
Options forfeited	(63)	$121.50
Stock options outstanding at December 31, 2022	33	$112.28	$884	8.2
Stock options exercisable at December 31, 2022	7	$88.18	$361	7.4
The total intrinsic value of stock options exercised was $1.1 million, $0.6 million, and $15.8 million for fiscal years 2022, 2021, and 2020, respectively. As of December 31, 2022, there was $0.7 million of total unrecognized stock compensation expense related to non-vested stock options, which will be recognized over a weighted average period of approximately 1.4 years.
The estimated fair value of each option granted is determined using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company’s share price. The expected life of options granted is management’s best estimate using recent and expected transactions. The Company used the simplified method for determining the expected life of the options. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average assumptions used in the model were as follows:

	2022	2021	2020
Risk-free interest	1.7%	0.6%	0.7%
Expected life	3.7 years	4.2 years	4.2 years
Expected dividend yield	0.4%	0.4%	0.5%
Expected volatility	44.1%	41.8%	34.4%
Weighted-average grant date fair value	$49.10	$42.51	$22.99

Restricted Stock Units
Restricted stock units are granted to employees and generally vest in equal annual amounts over a three year period. The fair value of restricted stock units is based on the closing price on the date of grant.
The following table summarizes activity related to restricted stock units:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at December 25, 2021	41	$111.52
Units granted	66	116.30
Units vested	(21)	97.01
Units forfeited	(23)	114.59
Nonvested restricted stock units at December 31, 2022	63	$120.12
As of December 31, 2022, total unrecognized compensation expense related to unvested restricted stock units was $5.6 million, which is expected to be recognized over a weighted-average period of 2.0 years. The weighted-average grant date fair value of restricted stock units granted was $116.30, $138.38, and $94.12 in fiscal years 2022, 2021, and 2020, respectively. The total fair value of restricted stock units that vested in fiscal years 2022, 2021, and 2020 was $2.0 million, $1.9 million, and $1.8 million, respectively.
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

The following table summarizes activity related to performance stock units:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested performance stock units at December 25, 2021	136	$101.77
Units granted	46	$127.20
Units vested	(23)	$74.38
Units forfeited	(94)	$106.30
Nonvested performance stock units at December 31, 2022	65	$122.75
As of December 31, 2022, total unrecognized compensation expense related to unvested PSUs was $6.9 million, which is expected to be recognized over a weighted average period of 1.8 years. The weighted-average grant date fair value of performance stock units granted was $127.20, $96.16, and $86.03 in fiscal years 2022, 2021, and 2020, respectively. The total fair value of performance stock units that vested in fiscal years 2022, 2021, and 2020 was $1.7 million, $6.6 million, and $2.2 million, respectively.

(16)	Restaurant Transactions
The Company acquired three restaurants from franchisees during the fiscal year ended December 31, 2022, three restaurants from franchisees during the fiscal year ended December 25, 2021 and six restaurants from franchisees during the fiscal year ended December 26, 2020. The total purchase prices are reflected in the table below and were all funded by cash flows from operations.
The following table summarizes the allocations of the purchase prices to the estimated fair values of assets acquired and liabilities assumed as a result of these acquisitions (in thousands):

	Fiscal Year
	December 31, 2022	December 25, 2021	December 26, 2020
Working capital	$17	$61	$40
Property and equipment	155	148	652
Reacquired franchise rights	2,000	1,400	2,483
Goodwill	5,637	3,267	3,560
Total purchase price	$7,809	$4,876	$6,735
The results of operations of these restaurants are included in the Consolidated Statements of Comprehensive Income since the date of acquisition. The acquisitions were accounted for as business combinations.
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

(17)	Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the fiscal years 2022, 2021, and 2020 (in thousands):

	Fiscal Year
	December 31, 2022	December 25, 2021	December 26, 2020
Royalty revenue	$142,900	$119,396	$98,554
Advertising fees	119,011	81,529	74,930
Franchise fees	4,357	4,020	3,656
Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the current fiscal year was included in the deferred revenue balance as of December 31, 2022. Approximately $7.7 million and $10.4 million of deferred revenue as of December 31, 2022 and December 25, 2021, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.2 years. The Company did not have any material contract assets as of December 31, 2022.