Form 10-Q
period 2023-04-01
Wingstop Inc.
filed 2023-05-03
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On May 2, 2023 there were 29,968,872 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	April 1, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$196,198	$184,496
Restricted cash	13,281	13,296
Accounts receivable, net	10,137	9,461
Prepaid expenses and other current assets	3,061	4,252
Advertising fund assets, restricted	26,725	15,167
Total current assets	249,402	226,672
Property and equipment, net	71,518	66,851
Goodwill	62,514	62,514
Trademarks	32,700	32,700
Customer relationships, net	8,696	9,015
Other non-current assets	26,467	26,438
Total assets	$451,297	$424,190
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$6,848	$5,219
Other current liabilities	38,438	34,726
Current portion of debt	7,300	7,300
Advertising fund liabilities	26,725	15,167
Total current liabilities	79,311	62,412
Long-term debt, net	705,483	706,846
Deferred revenues, net of current	27,667	27,052
Deferred income tax liabilities, net	3,380	4,180
Other non-current liabilities	15,246	14,561
Total liabilities	831,087	815,051
Commitments and contingencies (see Note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,968,872 and 29,932,668 shares issued and outstanding as of April 1, 2023 and December 31, 2022, respectively	300	300
Additional paid-in-capital	809	2,797
Retained deficit	(380,409)	(393,321)
Accumulated other comprehensive loss	(490)	(637)
Total stockholders' deficit	(379,790)	(390,861)
Total liabilities and stockholders' deficit	$451,297	$424,190

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 1, 2023	March 26, 2022
Revenue:
Royalty revenue, franchise fees and other	$48,188	$35,070
Advertising fees	37,463	22,539
Company-owned restaurant sales	23,070	18,596
Total revenue	108,721	76,205
Costs and expenses:
Cost of sales (1)	16,695	15,674
Advertising expenses	39,643	23,167
Selling, general and administrative	23,645	18,086
Depreciation and amortization	2,989	2,227
Loss on disposal of assets	77	444
Total costs and expenses	83,049	59,598
Operating income	25,672	16,607
Interest expense, net	4,573	4,192
Loss on debt extinguishment	—	814
Other expense	188	65
Income before income tax expense	20,911	11,536
Income tax expense	5,242	2,860
Net income	$15,669	$8,676

Earnings per share
Basic	$0.52	$0.29
Diluted	$0.52	$0.29

Weighted average shares outstanding
Basic	29,947	29,851
Diluted	30,031	29,974

Dividends per share	$0.19	$4.17

Other comprehensive income (loss)
Currency translation adjustment	$147	$(66)
Other comprehensive income (loss)	147	(66)
Comprehensive income	$15,816	$8,610

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirteen Weeks Ended March 26, 2022 and April 1, 2023
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 25, 2021	29,837,454	$299	$463	$(310,031)	$(256)	$(309,525)
Net income	—	—	—	8,676	—	8,676
Shares issued under stock plans	41,289	—	125	—	—	125
Tax payments for restricted stock upon vesting	(1,923)	—	—	(298)	—	(298)
Stock-based compensation expense	—	—	2,191	—	—	2,191
Dividends declared on common stock and equivalents	—	—	(2,370)	(122,960)	—	(125,330)
Currency translation adjustment	—	—	—	—	(66)	(66)
Balance at March 26, 2022	29,876,820	$299	$409	$(424,613)	$(322)	$(424,227)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 31, 2022	29,932,668	$300	$2,797	$(393,321)	$(637)	$(390,861)
Net income	—	—	—	15,669	—	15,669
Shares issued under stock plans	49,817	—	111	—	—	111
Tax payments for restricted stock upon vesting	(13,613)	—	—	(2,292)	—	(2,292)
Stock-based compensation expense	—	—	3,345	—	—	3,345
Dividends declared on common stock and equivalents	—	—	(5,444)	(465)	—	(5,909)
Currency translation adjustment	—	—	—	—	147	147
Balance at April 1, 2023	29,968,872	$300	$809	$(380,409)	$(490)	$(379,790)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 1, 2023	March 26, 2022

Operating activities
Net income	$15,669	$8,676
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,989	2,227
Deferred income taxes	(800)	(490)
Stock-based compensation expense	3,345	2,191
Loss on disposal of assets	77	444
Amortization of debt issuance costs	515	373
Loss on debt extinguishment	—	814
Changes in operating assets and liabilities:
Accounts receivable	(676)	608
Prepaid expenses and other assets	1,647	263
Advertising fund assets and liabilities, net	9,605	9,403
Accounts payable and other current liabilities	2,633	(2,931)
Deferred revenue	654	(1,125)
Other non-current liabilities	40	(87)
Cash provided by operating activities	35,698	20,366

Investing activities
Purchases of property and equipment	(4,319)	(6,293)
Proceeds from sales of assets	—	1,479
Cash used in investing activities	(4,319)	(4,814)

Financing activities
Proceeds from exercise of stock options	111	125
Borrowings of long-term debt	—	250,000
Repayments of long-term debt	(1,825)	—
Payment of deferred financing costs and other debt-related costs	—	(5,442)
Tax payments for restricted stock upon vesting	(2,292)	(298)
Dividends paid	(6,081)	(5,294)
Cash provided by (used in) financing activities	(10,087)	239,091

Net increase in cash, cash equivalents, and restricted cash	21,292	254,643
Cash, cash equivalents, and restricted cash at beginning of period	205,715	54,906
Cash, cash equivalents, and restricted cash at end of period	$227,007	$309,549

Supplemental information:
Accrued capital expenditures	$6,668	$5,189
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation and Update to Significant Accounting Policies
Nature of operations. Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of April 1, 2023, the Company had a total of 1,996 restaurants in its system. The Company’s restaurant base is approximately 98% franchised, with 1,953 franchised locations (including 243 international locations) and 43 company-owned restaurants as of April 1, 2023.
Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of April 1, 2023 and December 31, 2022, and operating results are for the thirteen weeks ended April 1, 2023 and March 26, 2022.
In the Company’s opinion, all necessary adjustments have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Fiscal year. The Company uses a 52- or 53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2023 and 2022 have 52 and 53 weeks, respectively.
Cash, Cash Equivalents, and Restricted Cash. Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of April 1, 2023 and December 31, 2022 were as follows (in thousands):

	April 1, 2023	December 31, 2022
Cash and cash equivalents	$196,198	$184,496
Restricted cash	13,281	13,296
Restricted cash, included in Advertising fund assets, restricted	17,528	7,923
Total cash, cash equivalents, and restricted cash	$227,007	$205,715
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2023	March 26, 2022
Basic weighted average shares outstanding	29,947	29,851
Dilutive shares	84	123
Diluted weighted average shares outstanding	30,031	29,974
For the thirteen weeks ended April 1, 2023 and March 26, 2022, equity awards representing approximately 13,000 and 8,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Dividends
In connection with the Company’s regular dividend program, on February 21, 2023, our Board of Directors declared a quarterly dividend of $0.19 per share of common stock, resulting in a total dividend of approximately $5.7 million. This dividend was paid on March 31, 2023 to stockholders of record as of March 10, 2023.

Subsequent to the first quarter, on May 2, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.19 per share of common stock for stockholders of record as of May 19, 2023. The regular quarterly dividend is to be paid on June 9, 2023, totaling approximately $5.7 million.
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
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt and the investment in bonds issued by the Company’s United Kingdom master franchisee, Lemon Pepper Holdings Ltd. (“LPH”), are determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	April 1, 2023		December 31, 2022
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$474,000	$408,233	$475,200	$406,462
2022-1 Class A-2 Senior Secured Notes (1)	Level 2	$248,750	$215,169	$249,375	$215,709
Investments in bonds of LPH (2)	Level 3	$3,305	$4,030	$3,196	$3,906
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(5)    Income Taxes
Income tax expense and the effective tax rate were $5.2 million and 25.1%, respectively, for the thirteen weeks ended April 1, 2023, and $2.9 million and 24.8%, respectively, for the thirteen weeks ended March 26, 2022. The effective tax rate remained comparable to the prior fiscal first quarter.
(6)    Debt Obligations
Long-term debt consisted of the following components (in thousands):

	April 1, 2023	December 31, 2022
2020-1 Class A-2 Senior Secured Notes	$474,000	$475,200
2022-1 Class A-2 Senior Secured Notes	248,750	249,375
Debt issuance costs, net of amortization	(9,967)	(10,429)
Total debt	712,783	714,146
Less: current portion of debt	(7,300)	(7,300)
Long-term debt, net	$705,483	$706,846
The Company’s outstanding debt was issued by Wingstop Funding LLC, a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of Wingstop Inc. and consists of (i) Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Class A-2 Notes”), (ii) Series 2022-1 3.734% Fixed Rate Senior Secured Notes, Class A-2 (the “2022 Class A-2 Notes”), and (iii) a revolving financing facility of Series 2022-1 Variable Funding Senior Notes, Class A-1 (the “2022 Variable Funding Notes,” and together with the 2022 Class A-2 Notes, the “2022 Notes”), which permits borrowings of up to a maximum principal amount of $200 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit.
No borrowings were outstanding under the 2022 Variable Funding Notes as of April 1, 2023 and December 31, 2022.
The 2020 Class A-2 Notes and 2022 Notes were issued in securitization transactions, and are guaranteed by certain limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company and secured by a security interest in substantially all of their assets, including certain domestic and foreign revenue-generating assets, consisting principally of franchise-related agreements, intellectual property, and vendor rebate contracts.
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
(8)    Stock-Based Compensation
During the thirteen weeks ended April 1, 2023, the Company granted 38,338 restricted stock units (“RSUs”) to certain employees. The RSUs granted to certain employees generally vest in equal annual amounts over a three-year period, subsequent to the grant date and had a weighted-average grant-date fair value of $170.17 per unit.
In addition, the Company granted 34,242 performance stock units (“PSUs”) to certain employees during the thirteen weeks ended April 1, 2023. Of the total PSUs granted, 27,258 PSUs are subject to a service condition and a performance vesting condition based on return on incremental invested capital (“ROI PSUs”). The ROI PSUs are generally eligible to cliff-vest approximately three years from the grant date, and the maximum vesting percentage that could be realized for each of the ROI PSUs is 250% based on the level of performance achieved for the awards. The remaining 6,984 PSUs granted are subject to a service condition and a performance vesting condition based on the number of net new restaurants opened over the performance period (“NNR PSUs”). The NNR PSUs vest in equal annual amounts over a three-year period, and the maximum vesting percentage that could be realized for each of the NNR PSUs is 100% based on the level of performance achieved for the awards. The PSUs had a weighted-average grant-date fair value of $169.77 per unit. Total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Total compensation expense related to all share-based awards was $3.3 million and $2.2 million for the thirteen weeks ended April 1, 2023 and March 26, 2022, respectively, and was included in Selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Comprehensive Income.
(9)    Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the thirteen weeks ended April 1, 2023 and March 26, 2022 (in thousands):

	Thirteen Weeks Ended
	April 1, 2023	March 26, 2022
Royalty revenue	$43,513	$32,204
Advertising fees and related income	37,463	22,539
Franchise fees	1,061	960

Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen weeks ended April 1, 2023 was included in the deferred revenue balance as of December 31, 2022. Approximately $8.4 million and $7.7 million of deferred revenue as of April 1, 2023 and December 31, 2022, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.1 years. The Company did not have any material contract assets as of April 1, 2023.

(10)    Subsequent Event
Subsequent to the end of first fiscal quarter 2023, the Company acquired two existing restaurants in the Dallas, TX market from a franchisee. The total purchase price was $4.4 million, funded by cash on hand. The restaurant acquisitions are accounted for as business combinations and the Company is still determining the estimated fair value of assets acquired and liabilities assumed. The excess of the purchase price over the aggregate fair value of assets acquired will be allocated to goodwill. The results of operations of these locations will be included in our Consolidated Statements of Comprehensive Income as of the respective dates of acquisition.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Wingstop Inc. (collectively with its direct and indirect subsidiaries on a consolidated basis, “Wingstop,” the “Company,” “we,” “our,” or “us”) should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “Annual Report”). The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Special Note Regarding Forward-Looking Statements,” below and “Risk Factors” beginning on page 11 of our Annual Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a 52- or 53-week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53-week year, which contains 14 weeks. Fiscal year 2023 contains 52 weeks, while fiscal year 2022 contains 53 weeks.
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with over 1,950 locations worldwide. We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings, boneless wings, tenders, and chicken sandwiches, always cooked to order and hand-sauced-and-tossed in 11 bold, distinctive flavors.
The Company is primarily a franchisor, with approximately 98% of Wingstop’s restaurants currently owned and operated by independent franchisees. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating stockholder value through strong and consistent free cash flow and capital-efficient growth.
Change in Presentation
Beginning in the first quarter of 2023, gains and losses on disposal of assets are no longer presented as an adjustment to EBITDA in our calculation of Adjusted EBITDA. EBITDA and Adjusted EBITDA are both non-GAAP measures and are defined below. Prior period gains and losses on disposal of assets have been excluded from EBITDA adjustments to conform to the current presentation. This reclassification had no impact on operating income, balance sheets or statements of cash flows.

First Quarter of 2023 Highlights
•System-wide sales increased 30.4% over the prior fiscal first quarter to $821.6 million;
•37 net new openings in the fiscal first quarter 2023 for a total of 1,996 worldwide locations;
•Domestic same store sales increased 20.1% over the prior fiscal first quarter;
•Company-owned restaurant same store sales increased 10.3% over the prior fiscal first quarter;
•Digital sales increased to 65.2%;
•Domestic restaurant AUVs increased to $1.7 million for the current fiscal quarter;
•Total revenue increased 42.7% to $108.7 million from the prior fiscal first quarter;
•Net income increased 80.6% to $15.7 million, or $0.52 per diluted share, compared to net income of $8.7 million, or $0.29 per diluted share in the prior fiscal first quarter; and
•Adjusted EBITDA, a non-GAAP measure, increased 59.8% to $34.6 million, compared to adjusted EBITDA of $21.6 million in the prior fiscal first quarter.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended
	April 1, 2023	March 26, 2022
Domestic Franchised Activity:
Beginning of period	1,678	1,498
Openings	32	56
Closures	—	(3)
Restaurants end of period	1,710	1,551

Domestic Company-Owned Activity:
Beginning of period	43	36
Openings	—	1
Closures	—	—
Restaurants end of period	43	37

Total Domestic Restaurants	1,753	1,588

International Franchised Activity:
Beginning of period	238	197
Openings	8	7
Closures	(3)	(1)
Restaurants end of period	243	203

Total System-wide Restaurants	1,996	1,791
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
Domestic average unit volume (“AUV”). Domestic AUV consists of the average annual sales of all restaurants that have been open for a trailing 52-week period or longer. This measure is calculated by dividing sales during the applicable period for all restaurants being measured by the number of restaurants being measured. Domestic AUV includes revenue from both company-owned and franchised restaurants. Domestic AUV allows management to assess our domestic company-owned and franchised restaurant economics. Changes in domestic AUV growth are primarily driven by increases in same store sales and are also influenced by opening new restaurants.
Domestic same store sales. Domestic same store sales reflects the change in year-over-year sales for the same store restaurant base. We define the same store restaurant base to include those restaurants open for at least 52 full weeks. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and permanent closures. We review same store sales for domestic company-owned restaurants as well as system-wide domestic restaurants. Domestic same store sales growth is driven by increases in transactions and average transaction size. Transaction size increases are driven by price increases or favorable mix shift from either an increase in items purchased or shifts into higher priced items.
 EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, net, income tax expense (benefit), and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, net, income tax expense (benefit), and depreciation and amortization, with further adjustments for losses on debt extinguishment and financing transactions, transaction costs, costs and fees associated with investments in our strategic initiatives, and stock-based compensation expense. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in methods of calculation. For a reconciliation of net income to EBITDA and Adjusted EBITDA and for further discussion of EBITDA and Adjusted EBITDA as non-GAAP measures and how we utilize them, see footnote 2 below.
Adjusted Net Income and Adjusted Earnings Per Diluted Share. We define Adjusted net income as net income adjusted for losses on debt extinguishment and financing transactions, transaction costs, costs and fees associated with investments in our strategic initiatives, and related tax adjustments that management believes are not indicative of the Company’s core operating results or business outlook over the long term. We define Adjusted earnings per diluted share as Adjusted net income divided by weighted average diluted share count. For a reconciliation of net income to Adjusted net income and for further discussion of Adjusted net income and Adjusted earnings per diluted share as non-GAAP measures and how we utilize them, see footnote 3 below.
The following table sets forth our key performance indicators for the thirteen weeks ended April 1, 2023 and March 26, 2022 (in thousands, except unit data):

	Thirteen Weeks Ended
	April 1, 2023	March 26, 2022
Number of system-wide restaurants open at end of period	1,996	1,791
System-wide sales (1)	$821,632	$630,007
Domestic restaurant AUV	$1,662	$1,602
Domestic same store sales growth	20.1%	1.2%
Company-owned domestic same store sales growth	10.3%	2.1%
Total revenue	$108,721	$76,205
Net income	$15,669	$8,676
Adjusted EBITDA (2)	$34,584	$21,645
Adjusted net income (3)	$17,771	$9,815

(1) The percentage of system-wide sales attributable to company-owned restaurants was 2.8% and 3.0% for the thirteen weeks ended April 1, 2023 and March 26, 2022, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
Management uses EBITDA and Adjusted EBITDA:
•as a measurement of operating performance because we believe they assist us in comparing the operating performance of our restaurants on a consistent basis, as they remove the impact of items not directly resulting from our core operations;
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
Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only as performance measures and supplementally. As noted in the table below, Adjusted EBITDA includes adjustments for losses on debt extinguishment and financing transactions, transaction costs, costs and fees associated with investments in our strategic initiatives, and stock-based compensation expense. We believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our restaurants, and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management measure our core operating performance over time by removing items that are not related to day-to-day operations.
The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen weeks ended April 1, 2023 and March 26, 2022 (in thousands):

	Thirteen Weeks Ended
	April 1, 2023	March 26, 2022
Net income	$15,669	$8,676
Interest expense, net	4,573	4,192
Income tax expense	5,242	2,860
Depreciation and amortization	2,989	2,227
EBITDA	$28,473	$17,955
Additional adjustments:
Loss on debt extinguishment and financing transaction costs (a)	—	1,124
Consulting fees (b)	2,766	375
Stock-based compensation expense (c)	3,345	2,191
Adjusted EBITDA	$34,584	$21,645

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

(b) Represents costs and expenses related to a consulting project to support the Company's strategic initiatives, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(c) Includes non-cash, stock-based compensation, net of forfeitures.

(3) Adjusted net income and adjusted earnings per diluted share are supplemental measures of operating performance that do not represent and should not be considered alternatives to net income and earnings per share, as determined by GAAP. These measures have not been prepared in accordance with Article 11 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Management believes adjusted net income and adjusted earnings per diluted share supplement GAAP measures and enable management to more effectively evaluate the Company’s performance period-over-period and relative to competitors.

The following table reconciles net income to Adjusted net income and calculates adjusted earnings per diluted share for the thirteen weeks ended April 1, 2023 and March 26, 2022 (in thousands):

	Thirteen Weeks Ended
	April 1, 2023	March 26, 2022
Numerator:
Net income	$15,669	$8,676
Adjustments:
Loss on debt extinguishment and financing transactions (a)	—	1,124
Consulting fees (b)	2,766	375
Tax effect of adjustments (c)	(664)	(360)
Adjusted net income	$17,771	$9,815

Denominator:
Weighted-average shares outstanding - diluted	30,031	29,974

Adjusted earnings per diluted share	$0.59	$0.33

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
(b) Represents costs and expenses related to a consulting project to support the Company’s strategic initiatives, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(c) Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an assumed effective tax rate of 24% for the thirteen weeks ended April 1, 2023 and March 26, 2022, which includes provisions for U.S. federal income taxes, and assumes the respective statutory rates for applicable state and local jurisdictions.

Results of Operations
Thirteen Weeks Ended April 1, 2023 compared to Thirteen Weeks Ended March 26, 2022
The following table sets forth our results of operations for the thirteen weeks ended April 1, 2023 and March 26, 2022 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	April 1, 2023	March 26, 2022	$	%
Revenue:
Royalty revenue, franchise fees and other	$48,188	$35,070	$13,118	37.4%
Advertising fees	37,463	22,539	14,924	66.2%
Company-owned restaurant sales	23,070	18,596	4,474	24.1%
Total revenue	108,721	76,205	32,516	42.7%
Costs and expenses:
Cost of sales (1)	16,695	15,674	1,021	6.5%
Advertising expenses	39,643	23,167	16,476	71.1%
Selling, general and administrative	23,645	18,086	5,559	30.7%
Depreciation and amortization	2,989	2,227	762	34.2%
Loss on disposal of assets	77	444	(367)	(82.7)%
Total costs and expenses	83,049	59,598	23,451	39.3%
Operating income	25,672	16,607	9,065	54.6%
Interest expense, net	4,573	4,192	381	9.1%
Loss on debt extinguishment	—	814	(814)	(100.0)%
Other expense	188	65	123	189.2%
Income before income tax expense	20,911	11,536	9,375	81.3%
Income tax expense	5,242	2,860	2,382	83.3%
Net income	$15,669	$8,676	$6,993	80.6%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.

Total revenue. During the thirteen weeks ended April 1, 2023, total revenue was $108.7 million, an increase of $32.5 million, or 42.7%, compared to $76.2 million in the comparable period in 2022.

Royalty revenue, franchise fees and other increased $13.1 million, of which $3.6 million was due to 199 net franchise restaurant openings since March 26, 2022, and $7.8 million was due to domestic same store sales growth of 20.1%. Other revenue increased by $1.7 million primarily due to an increase in vendor rebates.

Advertising fees increased $14.9 million, of which $8.7 million was due to a 30.4% increase in system-wide sales during the fiscal first quarter 2023, and $6.2 million was due to an increase in the national advertising fund contribution rate to 5% from 4% effective the first day of the fiscal second quarter 2022.

Company-owned restaurant sales increased $4.5 million, due to an increase of $2.9 million related to the addition of six net new company-owned restaurants since the prior year fiscal quarter. The remainder of the increase was due to company-owned same store sales growth of 10.3%, which was driven by an increase in transactions.
Cost of sales. During the thirteen weeks ended April 1, 2023, cost of sales was $16.7 million, an increase of $1.0 million, or 6.5%, compared to $15.7 million in the comparable period in 2022. Cost of sales as a percentage of company-owned restaurant sales was 72.4% in the thirteen weeks ended April 1, 2023, compared to 84.3% in the comparable period in 2022.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	April 1, 2023		March 26, 2022
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	$7,486	32.4%	$7,967	42.8%
Labor costs	5,517	23.9%	4,807	25.8%
Other restaurant operating expenses	4,226	18.3%	3,307	17.8%
Vendor rebates	(534)	(2.3)%	(407)	(2.2)%
Total cost of sales	$16,695	72.4%	$15,674	84.3%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 32.4% in the thirteen weeks ended April 1, 2023, compared to 42.8% in the comparable period in 2022. This improvement was primarily due to a 52.8% decrease in the cost of bone-in chicken wings as compared to the prior year period, partially offset by inflation in other food costs since the prior fiscal first quarter 2022.
Labor costs as a percentage of company-owned restaurant sales were 23.9% for the thirteen weeks ended April 1, 2023, compared to 25.8% in the comparable period in 2022. The decrease as a percentage of company-owned restaurant sales was primarily due to our ability to leverage costs due to the company-owned domestic same store sales increase of 10.3%. This was partially offset by increases in company-owned restaurant wages during the thirteen weeks ended April 1, 2023.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 18.3% for the thirteen weeks ended April 1, 2023, compared to 17.8% in the comparable period in 2022. The increase as a percentage of company-owned restaurant sales were primarily a result of the increase in the national advertising fund contribution rate to 5% from 4% effective the first day of the fiscal second quarter 2022. This increase was partially offset by a decline in pre-opening expenses of $0.4 million related to company-owned restaurants opened in Manhattan, NY in the prior fiscal first quarter.
Advertising expenses. During the thirteen weeks ended April 1, 2023, advertising expenses were $39.6 million, an increase of $16.5 million compared to $23.2 million in the comparable period in 2022. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (SG&A). During the thirteen weeks ended April 1, 2023, SG&A expense was $23.6 million, an increase of $5.6 million compared to $18.1 million in the comparable period in 2022. The increase in SG&A expense was due to an increase of $2.8 million related to consulting fees associated with the Company’s strategic initiatives, a $1.6 million increase in incentive compensation and performance-based stock compensation expense recognized related to the Company’s performance, and a $0.6 million increase in headcount related expenses to support the growth in our business.
Depreciation and amortization. During the thirteen weeks ended April 1, 2023, depreciation expense was $3.0 million, an increase of $0.8 million compared to $2.2 million in the comparable period in 2022. The increase in depreciation and amortization was primarily due to capital expenditures related to our technology investments.
Interest expense, net. During the thirteen weeks ended April 1, 2023, interest expense, net was $4.6 million, an increase of $0.4 million compared to $4.2 million of interest expense, net in the comparable period in 2022. The increase was due to an additional $1.8 million in interest expense relating to the securitized financing transaction completed on March 9, 2022, which increased our outstanding debt by $250 million. This was partially offset by an increase of $1.4 million in interest income earned on our cash balances during the thirteen weeks ended April 1, 2023.
Loss on debt extinguishment. Loss on debt extinguishment in the prior fiscal first quarter was $0.8 million due to costs and fees associated with the extinguishment of our 2020 variable funding note facility on March 9, 2022.
Income tax expense. During the thirteen weeks ended April 1, 2023, we recognized income tax expense of $5.2 million yielding an effective tax rate of 25.1%, which is comparable to the effective tax rate of 24.8% in the prior year period.

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
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our 2022 Variable Funding Notes (as defined below). As of April 1, 2023, the Company had $227.0 million of cash and restricted cash on its balance sheet.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility including our 2022 Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
The following table shows summary cash flows information for the thirteen weeks ended April 1, 2023 and March 26, 2022 (in thousands):

	Thirteen Weeks Ended
	April 1, 2023	March 26, 2022
Net cash provided by (used in):
Operating activities	$35,698	$20,366
Investing activities	(4,319)	(4,814)
Financing activities	(10,087)	239,091
Net change in cash and cash equivalents	$21,292	$254,643
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
Net cash provided by operating activities was $35.7 million in the thirteen weeks ended April 1, 2023, an increase of $15.3 million from cash provided by operating activities of $20.4 million in the thirteen weeks ended March 26, 2022. The increase is the result of increased operating income associated with the increased sales over the prior period, as well as the timing of changes in working capital.
Investing activities. Our net cash used in investing activities was $4.3 million in the thirteen weeks ended April 1, 2023, a decrease of $0.5 million from cash used in investing activities of $4.8 million in the thirteen weeks ended March 26, 2022. The decrease in cash used in investing activities was primarily due to a decrease in capital expenditures related to our investments in technology.
Financing activities. Our net cash used in financing activities was $10.1 million in the thirteen weeks ended April 1, 2023, a change of $249.2 million from cash provided by financing activities of $239.1 million in the thirteen weeks ended March 26, 2022. The change was primarily due to the net cash provided by additional borrowings under our 2022 Class A-2 Notes (as defined below) of $250 million in the first quarter of 2022.

Securitized financing facility. On March 9, 2022, the Company completed a securitized financing transaction, pursuant to which Wingstop Funding LLC (the “Issuer”), a limited purpose, bankruptcy-remote, indirect wholly-owned subsidiary of the Company, issued $250 million of its Series 2022-1 3.734% Fixed Rate Senior Secured Notes, Class A-2 (the "2022 Class A-2 Notes"). The Issuer also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Notes, Class A-1 (the “2022 Variable Funding Notes,” and together with the 2022 Class A-2 Notes, the “2022 Notes”), which permits borrowings of up to a maximum principal amount of $200 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. The proceeds from the securitized financing transaction were used to pay related transaction fees and expenses, strengthen the Company's liquidity position and for general corporate purposes, which included a return of capital to the Company’s stockholders.
In addition to the 2022 Notes, the Company’s outstanding debt consists of its existing Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Class A-2 Notes”). No borrowings were outstanding under the 2022 Variable Funding Notes as of April 1, 2023.
Dividends. We paid a quarterly cash dividend of $0.19 per share of common stock, aggregating $5.7 million in the first quarter of 2023. On May 2, 2023 the Company’s Board of Directors approved a dividend of $0.19 per share, to be paid on June 9, 2023 to stockholders of record as of May 19, 2023, totaling approximately $5.7 million
We do not currently expect the restrictions in our debt instruments to impact our ability to make regular quarterly dividends pursuant to our quarterly dividend program. However, any future declarations of dividends, as well as the amount and timing of such dividends, are subject to capital availability and the discretion of our Board of Directors, which must evaluate, among other things, whether cash dividends are in the best interest of the Company and our stockholders.
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
Special Note Regarding Forward-Looking Statements
This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, trends, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “expect,” “intend,” “plan,” “outlook,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “predict,” “could,” “project,” “potential” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements are accompanied by such terms. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks, and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements.

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
•risks associated with changes in food and supply costs;
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

The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Risk Factors” in our Annual Report. When considering forward-looking statements in this report or that we make in other reports or statements, you should keep in mind the cautionary statements in this report and future reports we file with the SEC. Any forward-looking statements made in this report speak only as of the date of the report, unless specified otherwise. New risks and uncertainties arise from time to time, and we cannot predict when they may arise or how they may affect us. Except as required by law, we assume no obligation to update or revise any forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control, including inflation as compared to the prior year period. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for fresh bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 16.2% and 30.3% of our company-owned restaurant cost of sales during the thirteen weeks ended April 1, 2023 and March 26, 2022, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.3 million during the thirteen weeks ended April 1, 2023. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $722.8 million incurred under the 2020 Class A-2 Notes and the 2022 Notes as of April 1, 2023 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the 2022 Variable Funding Notes; however, the Company had no outstanding borrowings under its 2022 Variable Funding Notes as of April 1, 2023.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2023, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 1, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
Item 1.     Legal Proceedings
We are currently involved in various claims and legal actions that arise in the ordinary course of business, including claims and actions resulting from employment-related and franchise-related matters. None of these matters, some of which are covered by insurance, has had a material effect on us, and, as of the date of this report, we are not party to any pending legal proceedings that we believe would have a material adverse effect on our business, financial condition, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations or cash flows.
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

3.2
Amended and Restated Bylaws of Wingstop Inc., effective as of December 1, 2022, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on December 2, 2022 and incorporated by reference herein.

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

Wingstop Inc.
(Registrant)

Date:	May 3, 2023	By:	/s/ Michael J. Skipworth
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2023	By:	/s/ Alex R. Kaleida
Chief Financial Officer
(Principal Financial and Accounting Officer)