Form 10-Q
period 2023-07-01
Wingstop Inc.
filed 2023-08-02
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On August 1, 2023 there were 29,977,614 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	July 1, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$188,500	$184,496
Restricted cash	11,444	13,296
Accounts receivable, net	10,747	9,461
Prepaid expenses and other current assets	5,548	4,252
Advertising fund assets, restricted	21,944	15,167
Total current assets	238,183	226,672
Property and equipment, net	78,570	66,851
Goodwill	65,175	62,514
Trademarks	32,700	32,700
Customer relationships, net	8,378	9,015
Other non-current assets	28,211	26,438
Total assets	$451,217	$424,190
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$6,112	$5,219
Other current liabilities	30,732	34,726
Current portion of debt	—	7,300
Advertising fund liabilities	21,944	15,167
Total current liabilities	58,788	62,412
Long-term debt, net	711,411	706,846
Deferred revenues, net of current	28,296	27,052
Deferred income tax liabilities, net	3,150	4,180
Other non-current liabilities	14,923	14,561
Total liabilities	816,568	815,051
Commitments and contingencies (see Note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,977,614 and 29,932,668 shares issued and outstanding as of July 1, 2023 and December 31, 2022, respectively	300	300
Additional paid-in-capital	2,038	2,797
Retained deficit	(367,327)	(393,321)
Accumulated other comprehensive loss	(362)	(637)
Total stockholders' deficit	(365,351)	(390,861)
Total liabilities and stockholders' deficit	$451,217	$424,190

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Revenue:
Royalty revenue, franchise fees and other	$47,984	$36,044	$96,172	$71,114
Advertising fees	36,596	28,987	74,059	51,526
Company-owned restaurant sales	22,593	18,746	45,663	37,342
Total revenue	107,173	83,777	215,894	159,982
Costs and expenses:
Cost of sales (1)	16,642	14,899	33,337	30,573
Advertising expenses	38,729	29,685	78,372	52,852
Selling, general and administrative	22,128	13,949	45,773	32,035
Depreciation and amortization	3,218	2,547	6,207	4,774
Loss on disposal of assets	—	323	77	767
Total costs and expenses	80,717	61,403	163,766	121,001
Operating income	26,456	22,374	52,128	38,981
Interest expense, net	4,244	5,986	8,817	10,178
Loss on debt extinguishment	—	—	—	814
Other (income) expense	(46)	26	142	91
Income before income tax expense	22,258	16,362	43,169	27,898
Income tax expense	6,077	3,055	11,319	5,915
Net income	$16,181	$13,307	$31,850	$21,983

Earnings per share
Basic	$0.54	$0.45	$1.06	$0.74
Diluted	$0.54	$0.44	$1.06	$0.73

Weighted average shares outstanding
Basic	29,972	29,882	29,959	29,866
Diluted	30,049	29,914	30,043	29,944

Dividends per share	$0.19	$0.17	$0.38	$4.34

Other comprehensive income (loss)
Currency translation adjustment	$128	$(271)	$276	$(337)
Other comprehensive income (loss)	128	(271)	276	(337)
Comprehensive income	$16,309	$13,036	$32,126	$21,646

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

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Twenty-Six Weeks Ended July 1, 2023
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 31, 2022	29,932,668	$300	$2,797	$(393,321)	$(637)	$(390,861)
Net income	—	—	—	15,669	—	15,669
Shares issued under stock plans	49,817	—	111	—	—	111
Tax payments for restricted stock upon vesting	(13,613)	—	—	(2,292)	—	(2,292)
Stock-based compensation expense	—	—	3,345	—	—	3,345
Dividends declared on common stock and equivalents	—	—	(5,444)	(465)	—	(5,909)
Currency translation adjustment	—	—	—	—	147	147
Balance at April 1, 2023	29,968,872	300	809	(380,409)	(490)	(379,790)
Net income	—	—	—	16,181	—	16,181
Shares issued under stock plans	9,084	—	362	—	—	362
Tax payments for restricted stock upon vesting	(342)	—	—	(69)	—	(69)
Stock-based compensation expense	—	—	3,546	—	—	3,546
Dividends declared on common stock and equivalents	—	—	(2,679)	(3,030)	—	(5,709)
Currency translation adjustment	—	—	—	—	128	128
Balance at July 1, 2023	29,977,614	$300	$2,038	$(367,327)	$(362)	$(365,351)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 1, 2023	June 25, 2022

Operating activities
Net income	$31,850	$21,983
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,207	4,774
Deferred income taxes	(1,030)	(1,534)
Stock-based compensation expense	6,891	590
Loss on disposal of assets	77	767
Amortization of debt issuance costs	1,021	879
Loss on debt extinguishment	—	814
Changes in operating assets and liabilities:
Accounts receivable	(1,286)	(241)
Prepaid expenses and other assets	(4)	(1,173)
Advertising fund assets and liabilities, net	6,235	5,814
Accounts payable and other current liabilities	(3,528)	(2,216)
Deferred revenue	1,442	(844)
Other non-current liabilities	92	(149)
Cash provided by operating activities	47,967	29,464

Investing activities
Purchases of property and equipment	(17,002)	(12,695)
Acquisition of restaurants from franchisee	(4,396)	—
Proceeds from sales of assets	—	3,637
Payments for investments	(808)	—
Cash used in investing activities	(22,206)	(9,058)

Financing activities
Proceeds from exercise of stock options	473	1,963
Borrowings of long-term debt	—	250,000
Repayments of long-term debt	(3,650)	—
Payment of deferred financing costs and other debt-related costs	—	(5,442)
Tax payments for restricted stock upon vesting	(2,361)	(302)
Dividends paid	(11,836)	(129,906)
Cash provided by (used in) financing activities	(17,374)	116,313

Net increase in cash, cash equivalents, and restricted cash	8,387	136,719
Cash, cash equivalents, and restricted cash at beginning of period	205,715	54,906
Cash, cash equivalents, and restricted cash at end of period	$214,102	$191,625

Supplemental information:
Accrued capital expenditures	$4,179	$6,831

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation and Update to Significant Accounting Policies
Nature of operations. Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of July 1, 2023, the Company had a total of 2,046 restaurants in its system. The Company’s restaurant base is approximately 98% franchised, with 2,001 franchised locations (including 252 international locations) and 45 company-owned restaurants as of July 1, 2023.
Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of July 1, 2023 and December 31, 2022, and operating results are for the thirteen and twenty-six weeks ended July 1, 2023 and June 25, 2022.
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
Cash, Cash Equivalents, and Restricted Cash. Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of July 1, 2023 and December 31, 2022 were as follows (in thousands):

	July 1, 2023	December 31, 2022
Cash and cash equivalents	$188,500	$184,496
Restricted cash	11,444	13,296
Restricted cash, included in Advertising fund assets, restricted	14,158	7,923
Total cash, cash equivalents, and restricted cash	$214,102	$205,715
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Basic weighted average shares outstanding	29,972	29,882	29,959	29,866
Dilutive shares	77	32	84	78
Diluted weighted average shares outstanding	30,049	29,914	30,043	29,944
For the thirteen weeks ended July 1, 2023 and June 25, 2022, equity awards representing approximately 1,000 and 77,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
For the twenty-six weeks ended July 1, 2023 and June 25, 2022, equity awards representing approximately 3,000 and 38,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Dividends
In connection with the Company’s regular dividend program, in each of the first two quarters of 2023, our Board of Directors declared a quarterly dividend of $0.19 per share of common stock, which, in aggregate, totaled $11.4 million, or $0.38 per share of common stock, and which was paid during the twenty-six weeks ended July 1, 2023.

Subsequent to the second quarter, on August 1, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.22 per share of common stock for stockholders of record as of August 18, 2023. The regular quarterly dividend is to be paid on September 8, 2023, totaling approximately $6.6 million.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt and the investment in bonds issued by the Company’s United Kingdom master franchisee, Lemon Pepper Holdings Ltd. (“LPH”), are determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	July 1, 2023		December 31, 2022
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$472,800	$409,620	$475,200	$406,462
2022-1 Class A-2 Senior Secured Notes (1)	Level 2	$248,125	$214,628	$249,375	$215,709
Investments in bonds of LPH (2)	Level 3	$3,450	$4,197	$3,196	$3,906
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
(5)    Income Taxes
Income tax expense and the effective tax rate were $6.1 million and 27.3%, respectively, for the thirteen weeks ended July 1, 2023, and $3.1 million and 18.7%, respectively, for the thirteen weeks ended June 25, 2022. Income tax expense and the effective tax rate were $11.3 million and 26.2%, respectively, for the twenty-six weeks ended July 1, 2023, and $5.9 million and 21.2%, respectively, for the twenty-six weeks ended June 25, 2022. The main component of the year-over-year increase in effective tax rates was the impact of stock awards forfeited during the thirteen and twenty-six weeks ended June 25, 2022.
(6)    Debt Obligations
Long-term debt consisted of the following components (in thousands):

	July 1, 2023	December 31, 2022
2020-1 Class A-2 Senior Secured Notes	$472,800	$475,200
2022-1 Class A-2 Senior Secured Notes	248,125	249,375
Debt issuance costs, net of amortization	(9,514)	(10,429)
Total debt	711,411	714,146
Less: current portion of debt	—	(7,300)
Long-term debt, net	$711,411	$706,846
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
No borrowings were outstanding under the 2022 Variable Funding Notes as of July 1, 2023 and December 31, 2022.
As of July 1, 2023, the Company’s leverage ratio under the 2020 Class A-2 Notes and the 2022 Class A-2 Notes was less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company elected to suspend payments following the principal payment made in the second quarter of 2023, and the entire outstanding balance of $720.9 million of the 2020 Class A-2 Notes and the 2022 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
(7)    Commitments and Contingencies
The Company is subject to legal proceedings, claims, and liabilities, including claims and actions resulting from employment-related and franchise-related matters, which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of ultimate liability with respect to such actions is not likely to have a material adverse impact on the Company’s financial position, results of operations, or cash flows.
(8)    Stock-Based Compensation
During the twenty-six weeks ended July 1, 2023, the Company granted 41,885 restricted stock units (“RSUs”) to certain employees. The RSUs granted to certain employees generally vest in equal annual amounts over a three-year period, subsequent to the grant date and had a weighted-average grant-date fair value of $172.73 per unit.
In addition, the Company granted 37,414 performance stock units (“PSUs”) to certain employees during the twenty-six weeks ended July 1, 2023. Of the total PSUs granted, 30,430 PSUs are subject to a service condition and a performance vesting condition based on return on incremental invested capital (“ROI PSUs”). The ROI PSUs are generally eligible to cliff-vest approximately three years from the grant date, and the maximum vesting percentage that could be realized for each of the ROI PSUs is 250% based on the level of performance achieved for the awards. The remaining 6,984 PSUs granted are subject to a service condition and a performance vesting condition based on the number of net new restaurants opened over the performance period (“NNR PSUs”). The NNR PSUs vest in equal annual amounts over a three-year period, and the maximum vesting percentage that could be realized for each of the NNR PSUs is 100% based on the level of performance achieved for the awards. The PSUs had a weighted-average grant-date fair value of $172.22 per unit. Total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.

Total compensation expense related to all share-based awards, net of forfeitures recognized, was $6.9 million and $0.6 million for the twenty-six weeks ended July 1, 2023 and June 25, 2022, respectively, and was included in Selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Comprehensive Income.
(9)    Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the thirteen and twenty-six weeks ended July 1, 2023 and June 25, 2022 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Royalty revenue	$43,271	$33,037	$86,785	$65,241
Advertising fees and related income	36,596	28,987	74,059	51,526
Franchise fees	1,107	1,004	2,169	1,963

Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen and twenty-six weeks ended July 1, 2023 was included in the deferred revenue balance as of December 31, 2022. Approximately $8.8 million and $7.7 million of deferred revenue as of July 1, 2023 and December 31, 2022, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.1 years. The Company did not have any material contract assets as of July 1, 2023.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(10)    Acquisitions of Company-owned Restaurants
In the second fiscal quarter 2023, the Company acquired two existing restaurants from a franchisee. The combined purchase price was $4.4 million and was funded by cash flow from operations. The following table summarizes the allocations of the purchase price to the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Purchase Price Allocation
Working capital	$13
Property and equipment	92
Reacquired franchise rights	1,630
Goodwill	2,661
Total purchase price	$4,396
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
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with over 2,000 locations worldwide. We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings, boneless wings, tenders, and chicken sandwiches, always cooked to order and hand-sauced-and-tossed in 11 bold, distinctive flavors.
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

Second Quarter of 2023 Highlights
•System-wide sales increased 27.8% over the prior fiscal second quarter to $809.8 million;
•50 net new openings in the fiscal second quarter 2023 for a total of 2,046 worldwide locations;
•Domestic same store sales increased 16.8% over the prior fiscal second quarter;
•Company-owned restaurant same store sales increased 5.7% over the prior fiscal second quarter;
•Digital sales increased to 65.2%;
•Domestic restaurant AUVs exceeded $1.7 million in the current fiscal second quarter;
•Total revenue increased 27.9% to $107.2 million over the prior fiscal second quarter;
•Net income increased 21.6% to $16.2 million, or $0.54 per diluted share, compared to net income of $13.3 million, or $0.44 per diluted share in the prior fiscal second quarter; and
•Adjusted EBITDA, a non-GAAP measure, increased 47.1% to $34.4 million, compared to adjusted EBITDA of $23.3 million in the prior fiscal second quarter.
Year-to-Date Second Quarter of 2023 Highlights
•System-wide sales increased 29.1% to $1.6 billion;
•87 net new openings in the year-to-date second quarter of 2023;
•Domestic same store sales increased 18.4% over the prior fiscal year-to-date period;
•Total revenue increased 34.9% to $215.9 million over the prior fiscal year-to-date period;
•Net income increased 44.9% to $31.9 million, or $1.06 per diluted share, compared to net income of $22.0 million, or $0.73 per diluted share in the prior fiscal year-to-date period;
•Adjusted EBITDA, a non-GAAP measure, increased 53.2% to $68.9 million, compared to adjusted EBITDA of $45.0 million in the prior fiscal year-to-date period.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Domestic Franchised Activity:
Beginning of period	1,710	1,551	1,678	1,498
Openings	42	49	74	105
Closures	(1)	—	(1)	(3)
Acquired by Company	(2)	—	(2)	—
Restaurants end of period	1,749	1,600	1,749	1,600

Domestic Company-Owned Activity:
Beginning of period	43	37	43	36
Openings	—	2	—	3
Closures	—	—	—	—
Acquired by Company	2	—	2	—
Restaurants end of period	45	39	45	39

Total Domestic Restaurants	1,794	1,639	1,794	1,639

International Franchised Activity:
Beginning of period	243	203	238	197
Openings	9	16	17	23
Closures	—	—	(3)	(1)
Restaurants end of period	252	219	252	219

Total System-wide Restaurants	2,046	1,858	2,046	1,858
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
The following table sets forth our key performance indicators for the thirteen and twenty-six weeks ended July 1, 2023 and June 25, 2022 (in thousands, except unit data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Number of system-wide restaurants open at end of period	2,046	1,858	2,046	1,858
System-wide sales (1)	$809,750	$633,620	$1,631,359	$1,263,649
Domestic restaurant AUV	$1,704	$1,581	$1,704	$1,581
Domestic same store sales growth	16.8%	(3.3)%	18.4%	(1.1)%
Company-owned domestic same store sales growth	5.7%	(4.9)%	7.9%	(1.5)%
Total revenue	$107,173	$83,777	$215,894	$159,982
Net income	$16,181	$13,307	$31,850	$21,983
Adjusted EBITDA (2)	$34,350	$23,344	$68,933	$44,989
Adjusted net income (3)	$17,005	$13,345	$34,776	$23,160

(1) The percentage of system-wide sales attributable to company-owned restaurants was 2.8% and 3.0% for the thirteen and twenty-six weeks ended July 1, 2023 and June 25, 2022, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
•to evaluate our capacity to fund capital expenditures and expand our business; and
•to calculate incentive compensation payments for our employees, including assessing performance under our annual incentive compensation plan.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and twenty-six weeks ended July 1, 2023 and June 25, 2022 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net income	$16,181	$13,307	$31,850	$21,983
Interest expense, net	4,244	5,986	8,817	10,178
Income tax expense	6,077	3,055	11,319	5,915
Depreciation and amortization	3,218	2,547	6,207	4,774
EBITDA	$29,720	$24,895	$58,193	$42,850
Additional adjustments:
Loss on debt extinguishment and financing transaction costs (a)	—	—	—	1,124
Consulting fees (b)	1,084	50	3,850	425
Stock-based compensation expense (c)	3,546	(1,601)	6,890	590
Adjusted EBITDA	$34,350	$23,344	$68,933	$44,989

(a) Represents costs and expenses related to our 2022 securitized financing facility and payment of a special dividend, as well as the extinguishment of our 2020 variable funding note facility; all transaction costs are included in Loss on debt extinguishment and financing transaction costs during the twenty-six weeks ended June 25, 2022, with the exception of $310,000 that is included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(b) Represents non-recurring consulting fees that are not part of our ongoing operations and are incurred to execute discrete, project-based strategic initiatives, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income. The costs incurred in the thirteen and twenty-six weeks ended June 25, 2022 include third-party consulting fees incurred relating to a strategic initiative to consider the development of a business plan and financial model for potential vertical integration of a poultry complex, which review was completed in fiscal year 2022. The costs incurred in the thirteen and twenty-six weeks ended July 1, 2023 include consulting fees relating to a comprehensive review of our long-term growth strategy for our domestic business to explore potential future initiatives, and which review is expected to be completed in fiscal year 2023. Given the magnitude and scope of these two strategic review initiatives that are not expected to recur in the foreseeable future, the Company considers the incremental consulting fees incurred with respect to the initiatives not reflective of the ongoing costs to operate its business.
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

The following table reconciles net income to Adjusted net income and calculates adjusted earnings per diluted share for the thirteen and twenty-six weeks ended July 1, 2023 and June 25, 2022 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Numerator:
Net income	$16,181	$13,307	$31,850	$21,983
Adjustments:
Loss on debt extinguishment and financing transactions (a)	—	—	—	1,124
Consulting fees (b)	1,084	50	3,850	425
Tax effect of adjustments (c)	(260)	(12)	(924)	(372)
Adjusted net income	$17,005	$13,345	$34,776	$23,160

Denominator:
Weighted-average shares outstanding - diluted	30,049	29,914	30,043	29,944

Adjusted earnings per diluted share	$0.57	$0.45	$1.16	$0.77

(a) Represents costs and expenses related to our 2022 securitized financing facility and payment of a special dividend, as well as the extinguishment of our 2020 variable funding note facility; all transaction costs are included in Loss on debt extinguishment and financing transactions during the twenty-six weeks ended June 25, 2022, with the exception of $310,000 that is included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(b) Represents non-recurring consulting fees that are not part of our ongoing operations and are incurred to execute discrete, project-based strategic initiatives, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income. The costs incurred in the thirteen and twenty-six weeks ended June 25, 2022 include third-party consulting fees incurred relating to a strategic initiative to consider the development of a business plan and financial model for potential vertical integration of a poultry complex, which review was completed in fiscal year 2022. The costs incurred in the thirteen and twenty-six weeks ended July 1, 2023 include consulting fees relating to a comprehensive review of our long-term growth strategy for our domestic business to explore potential future initiatives, and which review is expected to be completed in fiscal year 2023. Given the magnitude and scope of these two strategic review initiatives that are not expected to recur in the foreseeable future, the Company considers the incremental consulting fees incurred with respect to the initiatives not reflective of the ongoing costs to operate its business.
(c) Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an assumed effective tax rate of 24% for the thirteen and twenty-six weeks ended July 1, 2023 and June 25, 2022, which includes provisions for U.S. federal income taxes, and assumes the respective statutory rates for applicable state and local jurisdictions.

Results of Operations
Thirteen Weeks Ended July 1, 2023 compared to Thirteen Weeks Ended June 25, 2022
The following table sets forth our results of operations for the thirteen weeks ended July 1, 2023 and June 25, 2022 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	July 1, 2023	June 25, 2022	$	%
Revenue:
Royalty revenue, franchise fees and other	$47,984	$36,044	$11,940	33.1%
Advertising fees	36,596	28,987	7,609	26.2%
Company-owned restaurant sales	22,593	18,746	3,847	20.5%
Total revenue	107,173	83,777	23,396	27.9%
Costs and expenses:
Cost of sales (1)	16,642	14,899	1,743	11.7%
Advertising expenses	38,729	29,685	9,044	30.5%
Selling, general and administrative	22,128	13,949	8,179	58.6%
Depreciation and amortization	3,218	2,547	671	26.3%
Loss on disposal of assets	—	323	(323)	(100.0)%
Total costs and expenses	80,717	61,403	19,314	31.5%
Operating income	26,456	22,374	4,082	18.2%
Interest expense, net	4,244	5,986	(1,742)	(29.1)%
Other (income) expense	(46)	26	(72)	NM*
Income before income tax expense	22,258	16,362	5,896	36.0%
Income tax expense	6,077	3,055	3,022	98.9%
Net income	$16,181	$13,307	$2,874	21.6%

*Not meaningful.
(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.

Total revenue. During the thirteen weeks ended July 1, 2023, total revenue was $107.2 million, an increase of $23.4 million, or 27.9%, compared to $83.8 million in the comparable period in 2022.

Royalty revenue, franchise fees and other increased $11.9 million, of which $3.3 million was due to 182 net franchise restaurant openings since June 25, 2022, and $7.0 million was due to domestic same store sales growth of 16.8%. Other revenue increased by $1.6 million primarily due to an increase in vendor rebates.

Advertising fees increased $7.6 million due to a 27.8% increase in system-wide sales during the fiscal second quarter 2023.

Company-owned restaurant sales increased $3.8 million, due to an increase of $2.9 million related to the addition of six net new company-owned restaurants since the prior fiscal second quarter. The remainder of the increase was due to company-owned same store sales growth of 5.7%, which was driven by an increase in transactions.
Cost of sales. During the thirteen weeks ended July 1, 2023, cost of sales was $16.6 million, an increase of $1.7 million, or 11.7%, compared to $14.9 million in the comparable period in 2022. Cost of sales as a percentage of company-owned restaurant sales was 73.7% in the thirteen weeks ended July 1, 2023, compared to 79.5% in the comparable period in 2022.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	July 1, 2023		June 25, 2022
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	$7,264	32.2%	$7,376	39.3%
Labor costs	5,520	24.4%	4,328	23.1%
Other restaurant operating expenses	4,408	19.5%	3,607	19.2%
Vendor rebates	(550)	(2.4)%	(412)	(2.2)%
Total cost of sales	$16,642	73.7%	$14,899	79.5%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 32.2% in the thirteen weeks ended July 1, 2023, compared to 39.3% in the comparable period in 2022. This improvement was primarily due to a 39.6% decrease in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 24.4% for the thirteen weeks ended July 1, 2023, compared to 23.1% in the comparable period in 2022. The increase as a percentage of company-owned restaurant sales was primarily due to increases in company-owned restaurant wages during the thirteen weeks ended July 1, 2023, partially offset by cost leverage due to the company-owned domestic same store sales increase of 5.7%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 19.5% for the thirteen weeks ended July 1, 2023, which was comparable to 19.2% for the thirteen weeks ended June 25, 2022.
Advertising expenses. During the thirteen weeks ended July 1, 2023, advertising expenses were $38.7 million, an increase of $9.0 million compared to $29.7 million in the comparable period in 2022. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (SG&A). During the thirteen weeks ended July 1, 2023, SG&A expense was $22.1 million, an increase of $8.2 million compared to $13.9 million in the comparable period in 2022. The prior fiscal second quarter was impacted by the benefit of $4.1 million in stock awards forfeited during the quarter. In addition, incentive compensation and performance-based stock compensation expense increased $2.2 million related to the Company’s current fiscal year performance, headcount related expenses increased $1.2 million to support the growth in our business, and consulting fees increased $1.1 million associated with the Company’s strategic initiatives.
Depreciation and amortization. During the thirteen weeks ended July 1, 2023, depreciation expense was $3.2 million, an increase of $0.7 million compared to $2.5 million in the comparable period in 2022. The increase in depreciation and amortization was primarily due to capital expenditures related to our technology investments.
Interest expense, net. During the thirteen weeks ended July 1, 2023, interest expense, net was $4.2 million, a decrease of $1.7 million compared to $6.0 million of interest expense, net in the comparable period in 2022. The decrease was driven by $1.6 million in interest income earned on our cash balances during the thirteen weeks ended July 1, 2023.
Income tax expense. During the thirteen weeks ended July 1, 2023, we recognized income tax expense of $6.1 million yielding an effective tax rate of 27.3%, compared to an effective tax rate of 18.7% in the prior year period. The increase in the effective tax rate was primarily due to the impact of stock awards forfeited during the thirteen weeks ended June 25, 2022.

Twenty-Six Weeks Ended July 1, 2023 compared to Twenty-Six Weeks Ended June 25, 2022
The following table sets forth our results of operations for the twenty-six weeks ended July 1, 2023 and June 25, 2022 (dollars in thousands):

	Twenty-Six Weeks Ended		Increase / (Decrease)
	July 1, 2023	June 25, 2022	$	%
Revenue:
Royalty revenue, franchise fees and other	$96,172	$71,114	$25,058	35.2%
Advertising fees	74,059	51,526	22,533	43.7%
Company-owned restaurant sales	45,663	37,342	8,321	22.3%
Total revenue	215,894	159,982	55,912	34.9%
Costs and expenses:
Cost of sales (1)	33,337	30,573	2,764	9.0%
Advertising expenses	78,372	52,852	25,520	48.3%
Selling, general and administrative	45,773	32,035	13,738	42.9%
Depreciation and amortization	6,207	4,774	1,433	30.0%
Loss on disposal of assets	77	767	(690)	(90.0)%
Total costs and expenses	163,766	121,001	42,765	35.3%
Operating income	52,128	38,981	13,147	33.7%
Interest expense, net	8,817	10,178	(1,361)	(13.4)%
Loss on debt extinguishment	—	814	(814)	(100.0)%
Other (income) expense	142	91	51	56.0%
Income before income tax expense	43,169	27,898	15,271	54.7%
Income tax expense	11,319	5,915	5,404	91.4%
Net income	$31,850	$21,983	$9,867	44.9%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.

Total revenue. During the twenty-six weeks ended July 1, 2023, total revenue was $215.9 million, an increase of $55.9 million, or 34.9%, compared to $160.0 million in the comparable period in 2022.

Royalty revenue, franchise fees and other increased $25.1 million, of which $5.6 million was due to 182 net franchise restaurant openings since June 25, 2022, and $16.2 million was due to domestic same store sales growth of 18.4%. Other revenue increased by $3.3 million primarily due to an increase in vendor rebates.

Advertising fees increased $22.5 million, of which $16.3 million was due to the 29.1% increase in system-wide sales during the twenty-six weeks ended July 1, 2023, and $6.2 million was due to an increase in the national advertising fund contribution rate to 5% from 4% effective the first day of the fiscal second quarter 2022.

Company-owned restaurant sales increased $8.3 million primarily due to an increase of $5.0 million related to the addition of six net new company-owned restaurants since the prior year comparable period. The remainder of the increase was due to company-owned same store sales growth of 7.9%, which was driven by an increase in transactions.
Cost of sales. During the twenty-six weeks ended July 1, 2023, cost of sales was $33.3 million, an increase of $2.8 million, or 9.0%, compared to $30.6 million in the comparable period in 2022. Cost of sales as a percentage of company-owned restaurant sales was 73.0% in the twenty-six weeks ended July 1, 2023, compared to 81.9% in the comparable period in 2022.

The table below presents the major components of cost of sales (dollars in thousands):

	Twenty-Six Weeks Ended
	July 1, 2023		June 25, 2022
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	$14,751	32.3%	$15,343	41.1%
Labor costs	11,037	24.2%	9,136	24.5%
Other restaurant operating expenses	8,633	18.9%	6,913	18.5%
Vendor rebates	(1,084)	(2.4)%	(819)	(2.2)%
Total cost of sales	$33,337	73.0%	$30,573	81.9%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 32.3% in the twenty-six weeks ended July 1, 2023, compared to 41.1% in the comparable period in 2022. The decrease was primarily due to a 47.1% decrease in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 24.2% for the twenty-six weeks ended July 1, 2023, compared to 24.5% in the comparable period in 2022. The decrease as a percentage of company-owned restaurant sales was primarily due to cost leverage related to the company-owned domestic same store sales increase of 7.9%. This was partially offset by increases in company-owned restaurant wages during the twenty-six weeks ended July 1, 2023.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 18.9% for the twenty-six weeks ended July 1, 2023, compared to 18.5% in the comparable period in 2022. The increase as percentage of company-owned restaurant sales was primarily a result of the increase in the national advertising fund contribution rate to 5% from 4% effective the first day of the fiscal second quarter 2022.
Advertising expenses. During the twenty-six weeks ended July 1, 2023, advertising expenses were $78.4 million, an increase of $25.5 million compared to $52.9 million in the comparable period in 2022. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (SG&A). During the twenty-six weeks ended July 1, 2023, SG&A expense was $45.8 million, an increase of $13.7 million compared to $32.0 million in the comparable period in 2022. The prior fiscal second quarter was impacted by the benefit of $4.1 million in stock awards forfeited during the quarter. In addition, consulting fees increased $3.9 million associated with the Company’s strategic initiatives, incentive compensation and performance-based stock compensation expense increased $3.7 million primarily related to the Company’s current fiscal year performance, and headcount related expenses increased $1.8 million to support the growth in our business.
Depreciation and amortization. During the twenty-six weeks ended July 1, 2023, depreciation expense was $6.2 million, an increase of $1.4 million compared to $4.8 million in the comparable period in 2022. The increase in depreciation and amortization was primarily due to capital expenditures related to our technology investments.
Interest expense, net. During the twenty-six weeks ended July 1, 2023, interest expense, net was $8.8 million, a decrease of $1.4 million compared to $10.2 million of interest expense, net in the comparable period in 2022. The decrease was due to $3.1 million of additional interest income earned on our cash balances during the twenty-six weeks ended July 1, 2023, partially offset by an increase of $1.7 million in interest expense related to the securitized financing transaction completed on March 9, 2022, which increased our outstanding debt by $250 million.
Loss on debt extinguishment. Loss on debt extinguishment was $0.8 million during the twenty-six weeks ended June 25, 2022 due to costs and fees associated with the extinguishment of our 2020 Variable Funding Note Facility on March 9, 2022.
Income tax expense. During the twenty-six weeks ended July 1, 2023, we recognized income tax expense of $11.3 million yielding an effective tax rate of 26.2%, compared to an effective tax rate of 21.2% in the prior year period. The increase in the effective tax rate was primarily due to the impact of stock awards forfeited during the twenty-six weeks ended June 25, 2022.

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
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our 2022 Variable Funding Notes (as defined below). As of July 1, 2023, the Company had $214.1 million of cash and restricted cash on its balance sheet.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility including our 2022 Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
The following table shows summary cash flows information for the twenty-six weeks ended July 1, 2023 and June 25, 2022 (in thousands):

	Twenty-Six Weeks Ended
	July 1, 2023	June 25, 2022
Net cash provided by (used in):
Operating activities	$47,967	$29,464
Investing activities	(22,206)	(9,058)
Financing activities	(17,374)	116,313
Net change in cash and cash equivalents	$8,387	$136,719
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
Net cash provided by operating activities was $48.0 million in the twenty-six weeks ended July 1, 2023, an increase of $18.5 million from cash provided by operating activities of $29.5 million in the twenty-six weeks ended June 25, 2022. The increase is the result of increased operating income associated with the increased sales over the prior period, as well as the timing of changes in working capital.
Investing activities. Our net cash used in investing activities was $22.2 million in the twenty-six weeks ended July 1, 2023, an increase of $13.1 million from cash used in investing activities of $9.1 million in the twenty-six weeks ended June 25, 2022. The increase in cash used in investing activities was primarily due to an increase in capital expenditures related to our technology investments, the acquisition of two restaurants from a franchisee during the twenty-six weeks ended June 25, 2022, and the sale of assets to franchisees during the prior fiscal year period.
Financing activities. Our net cash used in financing activities was $17.4 million in the twenty-six weeks ended July 1, 2023, a change of $133.7 million from cash provided by financing activities of $116.3 million in the twenty-six weeks ended June 25, 2022. The change was primarily due to the net cash provided by additional borrowings under our 2022 Class A-2 Notes (as defined below) of $250 million in the first quarter of 2022, partially offset by the payment of a special dividend in connection with the securitized financing transaction totaling $119.5 million and deferred financing and other debt related costs incurred of $5.4 million during the twenty-six weeks ended June 25, 2022.

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
In addition to the 2022 Notes, the Company’s outstanding debt consists of its existing Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Class A-2 Notes”). No borrowings were outstanding under the 2022 Variable Funding Notes as of July 1, 2023.
During the second fiscal quarter of 2023, the Company had a leverage ratio under the 2020 Class A-2 Notes and the 2022 Class A-2 Notes of less than 5.0x. Per the terms of the Company’s debt agreements, principal payments are not due until the repayment date as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the entire outstanding balance of the 2020 Class A-2 Notes and the 2022 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026.
Dividends. We paid a quarterly cash dividend of $0.19 per share of common stock in each of the first two quarters of 2023, aggregating $11.4 million in the twenty-six weeks ended July 1, 2023. On August 1, 2023 the Company’s Board of Directors approved a dividend of $0.22 per share, to be paid on September 8, 2023 to stockholders of record as of August 18, 2023, totaling approximately $6.6 million.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control, including inflation as compared to the prior year period. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for fresh bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 15.8% and 27.9% of our company-owned restaurant cost of sales during the twenty-six weeks ended July 1, 2023 and June 25, 2022, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.5 million during the twenty-six weeks ended July 1, 2023. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $720.9 million incurred under the 2020 Class A-2 Notes and the 2022 Class A-2 Notes as of July 1, 2023 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the 2022 Variable Funding Notes; however, the Company had no outstanding borrowings under its 2022 Variable Funding Notes as of July 1, 2023.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2023, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 1, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2.     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the thirteen weeks ended July 1, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Wingstop Inc.
(Registrant)

Date:	August 2, 2023	By:	/s/ Michael J. Skipworth
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2023	By:	/s/ Alex R. Kaleida
Chief Financial Officer
(Principal Financial and Accounting Officer)