Form 10-Q
period 2023-09-30
Wingstop Inc.
filed 2023-11-01
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On October 31, 2023 there were 29,414,920 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$77,983	$184,496
Restricted cash	11,444	13,296
Accounts receivable, net	11,951	9,461
Prepaid expenses and other current assets	5,907	4,252
Advertising fund assets, restricted	25,558	15,167
Total current assets	132,843	226,672
Property and equipment, net	84,344	66,851
Goodwill	65,175	62,514
Trademarks	32,700	32,700
Customer relationships, net	8,059	9,015
Other non-current assets	28,555	26,438
Total assets	$351,676	$424,190
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$5,104	$5,219
Other current liabilities	36,670	34,726
Current portion of debt	—	7,300
Advertising fund liabilities	25,558	15,167
Total current liabilities	67,332	62,412
Long-term debt, net	711,867	706,846
Deferred revenues, net of current	28,769	27,052
Deferred income tax liabilities, net	2,980	4,180
Other non-current liabilities	16,170	14,561
Total liabilities	827,118	815,051
Commitments and contingencies (see Note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,414,920 and 29,932,668 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	294	300
Additional paid-in-capital	1,238	2,797
Retained deficit	(476,413)	(393,321)
Accumulated other comprehensive loss	(561)	(637)
Total stockholders' deficit	(475,442)	(390,861)
Total liabilities and stockholders' deficit	$351,676	$424,190

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Revenue:
Royalty revenue, franchise fees and other	$53,200	$40,363	$149,372	$111,477
Advertising fees	39,951	32,146	114,010	83,672
Company-owned restaurant sales	23,953	20,163	69,616	57,505
Total revenue	117,104	92,672	332,998	252,654
Costs and expenses:
Cost of sales (1)	17,622	15,724	50,959	46,297
Advertising expenses	42,381	33,106	120,753	85,958
Selling, general and administrative	23,047	16,686	68,820	48,721
Depreciation and amortization	3,384	2,836	9,591	7,610
Loss on disposal of assets	18	239	95	1,006
Total costs and expenses	86,452	68,591	250,218	189,592
Operating income	30,652	24,081	82,780	63,062
Interest expense, net	4,520	5,742	13,337	15,920
Loss on debt extinguishment	—	—	—	814
Other (income) expense	(19)	290	123	381
Income before income tax expense	26,151	18,049	69,320	45,947
Income tax expense	6,640	4,681	17,959	10,596
Net income	$19,511	$13,368	$51,361	$35,351

Earnings per share
Basic	$0.66	$0.45	$1.72	$1.18
Diluted	$0.65	$0.45	$1.71	$1.18

Weighted average shares outstanding
Basic	29,750	29,915	29,889	29,882
Diluted	29,818	29,967	29,969	29,951

Dividends per share	$0.22	$0.19	$0.60	$4.53

Other comprehensive income (loss)
Currency translation adjustment	$(199)	$(391)	$76	$(728)
Other comprehensive income (loss)	(199)	(391)	76	(728)
Comprehensive income	$19,312	$12,977	$51,437	$34,623

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirty-Nine Weeks Ended September 24, 2022
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 25, 2021	29,837,454	$299	$463	$(310,031)	$(256)	$(309,525)
Net income	—	—	—	8,676	—	8,676
Shares issued under stock plans	41,289	—	125	—	—	125
Tax payments for restricted stock upon vesting	(1,923)	—	—	(298)	—	(298)
Stock-based compensation expense, net of forfeitures	—	—	2,191	—	—	2,191
Dividends declared on common stock and equivalents	—	—	(2,370)	(122,960)	—	(125,330)
Currency translation adjustment	—	—	—	—	(66)	(66)
Balance at March 26, 2022	29,876,820	299	409	(424,613)	(322)	(424,227)
Net income	—	—	—	13,307	—	13,307
Shares issued under stock plans	37,594	—	1,838	—	—	1,838
Tax payments for restricted stock upon vesting	(46)	—	—	(4)	—	(4)
Stock-based compensation expense, net of forfeitures	—	—	(1,601)	—	—	(1,601)
Dividends declared on common stock and equivalents	—	—	—	(4,512)	—	(4,512)
Currency translation adjustment	—	—	—	—	(271)	(271)
Balance at June 25, 2022	29,914,368	299	646	(415,822)	(593)	(415,470)
Net income	—	—	—	13,368	—	13,368
Shares issued under stock plans	1,815	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	1,528	—	—	1,528
Dividends declared on common stock and equivalents	—	—	(1,183)	(4,448)	—	(5,631)
Currency translation adjustment	—	$—	$—	$—	$(391)	$(391)
Balance at September 24, 2022	29,916,183	$299	$991	$(406,902)	$(984)	$(406,596)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirty-Nine Weeks Ended September 30, 2023
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 31, 2022	29,932,668	$300	$2,797	$(393,321)	$(637)	$(390,861)
Net income	—	—	—	15,669	—	15,669
Shares issued under stock plans	49,817	—	111	—	—	111
Tax payments for restricted stock upon vesting	(13,613)	—	—	(2,292)	—	(2,292)
Stock-based compensation expense, net of forfeitures	—	—	3,345	—	—	3,345
Dividends declared on common stock and equivalents	—	—	(5,444)	(465)	—	(5,909)
Currency translation adjustment	—	—	—	—	147	147
Balance at April 1, 2023	29,968,872	300	809	(380,409)	(490)	(379,790)
Net income	—	—	—	16,181	—	16,181
Shares issued under stock plans	9,084	—	362	—	—	362
Tax payments for restricted stock upon vesting	(342)	—	—	(69)	—	(69)
Stock-based compensation expense, net of forfeitures	—	—	3,546	—	—	3,546
Dividends declared on common stock and equivalents	—	—	(2,679)	(3,030)	—	(5,709)
Currency translation adjustment	—	—	—	—	128	128
Balance at July 1, 2023	29,977,614	300	2,038	(367,327)	(362)	(365,351)
Net income	—	—	—	19,511	—	19,511
Shares issued under stock plans	4,857	—	270	—	—	270
Tax payments for restricted stock upon vesting	(400)	—	—	(66)	—	(66)
Stock-based compensation expense, net of forfeitures	—	—	3,128	—	—	3,128
Dividends declared on common stock and equivalents	—	—	(3,957)	(2,653)	—	(6,610)
Purchases of common stock	(567,151)	(6)	(241)	(125,878)	—	(126,125)
Currency translation adjustment	—	—	—	—	(199)	(199)
Balance at September 30, 2023	29,414,920	$294	$1,238	$(476,413)	$(561)	$(475,442)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 30, 2023	September 24, 2022

Operating activities
Net income	$51,361	$35,351
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,591	7,610
Deferred income taxes	(1,200)	(675)
Stock-based compensation expense	10,019	2,118
Loss on disposal of assets	95	1,006
Amortization of debt issuance costs	1,530	1,387
Loss on debt extinguishment	—	814
Changes in operating assets and liabilities:
Accounts receivable	(2,490)	(1,836)
Prepaid expenses and other assets	(20)	12
Advertising fund assets and liabilities, net	9,596	11,291
Accounts payable and other current liabilities	2,992	(2,794)
Deferred revenue	2,054	(858)
Other non-current liabilities	219	(268)
Cash provided by operating activities	83,747	53,158

Investing activities
Purchases of property and equipment	(28,295)	(18,961)
Acquisition of restaurants from franchisee	(4,396)	(1,738)
Proceeds from sales of assets	—	4,063
Payments for investments	(808)	—
Cash used in investing activities	(33,499)	(16,636)

Financing activities
Borrowings of long-term debt	—	250,000
Repayments of long-term debt	(3,650)	(1,200)
Payment of deferred financing costs and other debt-related costs	—	(5,442)
Proceeds from exercise of stock options	743	1,963
Purchases of common stock	(125,250)	—
Tax payments for restricted stock upon vesting	(2,427)	(302)
Dividends paid	(18,433)	(135,587)
Cash provided by (used in) financing activities	(149,017)	109,432

Net increase (decrease) in cash, cash equivalents, and restricted cash	(98,769)	145,954
Cash, cash equivalents, and restricted cash at beginning of period	205,715	54,906
Cash, cash equivalents, and restricted cash at end of period	$106,946	$200,860

Supplemental information:
Accrued capital expenditures	$4,622	$5,880

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation and Update to Significant Accounting Policies
Nature of operations. Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of September 30, 2023, the Company had a total of 2,099 restaurants in its system. The Company’s restaurant base is approximately 98% franchised, with 2,053 franchised locations (including 262 international locations) and 46 company-owned restaurants as of September 30, 2023.
Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of September 30, 2023 and December 31, 2022, and operating results are for the thirteen and thirty-nine weeks ended September 30, 2023 and September 24, 2022.
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
Cash, Cash Equivalents, and Restricted Cash. Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$77,983	$184,496
Restricted cash	11,444	13,296
Restricted cash, included in Advertising fund assets, restricted	17,519	7,923
Total cash, cash equivalents, and restricted cash	$106,946	$205,715
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Basic weighted average shares outstanding	29,750	29,915	29,889	29,882
Dilutive shares	68	52	80	69
Diluted weighted average shares outstanding	29,818	29,967	29,969	29,951
For the thirteen weeks ended September 30, 2023 and September 24, 2022, equity awards representing approximately 9,000 and 21,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
For the thirty-nine weeks ended September 30, 2023 and September 24, 2022, equity awards representing approximately 5,000 and 31,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Stockholders’ Deficit
Dividends
In connection with the Company’s regular dividend program, the Company’s Board of Directors declared a quarterly dividend of $0.19 per share of common stock in each of the first two quarters of 2023, and a quarterly dividend of $0.22 per share of common stock in the third quarter of 2023, resulting in aggregate dividend payments of $18.0 million, or $0.60 per share of common stock, during the thirty-nine weeks ended September 30, 2023.

Subsequent to the third quarter, on October 31, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.22 per share of common stock for stockholders of record as of November 17, 2023. The regular quarterly dividend is to be paid on December 8, 2023, totaling approximately $6.5 million.
Share Repurchase Program
On August 16, 2023, the Company’s Board of Directors approved a new share repurchase program with authorization to purchase up to $250.0 million of its outstanding shares of common stock (the “Share Repurchase Authorization”).

On August 23, 2023, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution to repurchase $125.0 million of the Company’s common stock as part of the Share Repurchase Authorization. Under the ASR Agreement, the Company made an initial payment to the financial institution of $125.0 million in cash and received and retired an initial delivery of 567,151 shares of common stock, representing an estimated 75% of the total shares expected to be delivered under the ASR Agreement, based on the closing price on the date of initial delivery of $165.30. The delivery of any remaining shares will occur at the final settlement of the the transactions under the ASR Agreement, which is scheduled in the fiscal fourth quarter of 2023. The number of shares to be delivered upon final settlement is based on the daily volume-weighted average share prices during the valuation period specified in the ASR Agreement, less a discount and subject to adjustments. As of September 30, 2023, the Company had a total remaining authorized amount for share repurchases under the program of approximately $125.0 million.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt and the investment in bonds issued by the Company’s United Kingdom master franchisee, Lemon Pepper Holdings Ltd. (“LPH”), are determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	September 30, 2023		December 31, 2022
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$472,800	$407,275	$475,200	$406,462
2022-1 Class A-2 Senior Secured Notes (1)	Level 2	$248,125	$215,075	$249,375	$215,709
Investments in bonds of LPH (2)	Level 3	$3,362	$4,079	$3,196	$3,906
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
(5)    Income Taxes
Income tax expense and the effective tax rate were $6.6 million and 25.4%, respectively, for the thirteen weeks ended September 30, 2023, and $4.7 million and 25.9%, respectively, for the thirteen weeks ended September 24, 2022. Income tax expense and the effective tax rate were $18.0 million and 25.9%, respectively, for the thirty-nine weeks ended September 30, 2023, and $10.6 million and 23.1%, respectively, for the thirty-nine weeks ended September 24, 2022. The main component of the increase in effective tax rates during the year-to-date period was the impact of stock awards forfeited during the thirty-nine weeks ended September 24, 2022.
(6)    Debt Obligations
Long-term debt consisted of the following components (in thousands):

	September 30, 2023	December 31, 2022
2020-1 Class A-2 Senior Secured Notes	$472,800	$475,200
2022-1 Class A-2 Senior Secured Notes	248,125	249,375
Debt issuance costs, net of amortization	(9,058)	(10,429)
Total debt	711,867	714,146
Less: current portion of debt	—	(7,300)
Long-term debt, net	$711,867	$706,846
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
No borrowings were outstanding under the 2022 Variable Funding Notes as of September 30, 2023 and December 31, 2022.
As of September 30, 2023, the Company’s leverage ratio under the 2020 Class A-2 Notes and the 2022 Class A-2 Notes was less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company elected to suspend payments following the principal payment made in the second quarter of 2023, and the entire outstanding balance of

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
$720.9 million of the 2020 Class A-2 Notes and the 2022 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026.
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
(8)    Stock-Based Compensation
During the thirty-nine weeks ended September 30, 2023, the Company granted 46,879 restricted stock units (“RSUs”) to certain employees. The RSUs granted to certain employees generally vest in equal annual amounts over a three-year period subsequent to the grant date and had a weighted-average grant-date fair value of $172.27 per unit.
In addition, the Company granted 39,886 performance stock units (“PSUs”) to certain employees during the thirty-nine weeks ended September 30, 2023. Of the total PSUs granted, 32,201 PSUs are subject to a service condition and a performance vesting condition based on return on incremental invested capital (“ROI PSUs”). The ROI PSUs are generally eligible to cliff-vest approximately three years from the grant date, and the maximum vesting percentage that could be realized for each of the ROI PSUs is 250% based on the level of performance achieved for the awards. The remaining 7,685 PSUs granted are subject to a service condition and a performance vesting condition based on the number of net new restaurants opened over the performance period (“NNR PSUs”). The NNR PSUs vest in equal annual amounts over a three-year period, and the maximum vesting percentage that could be realized for each of the NNR PSUs is 100% based on the level of performance achieved for the awards. The PSUs had a weighted-average grant-date fair value of $172.96 per unit. Total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.

Total compensation expense related to all share-based awards, net of forfeitures recognized, was $10.0 million and $2.1 million for the thirty-nine weeks ended September 30, 2023 and September 24, 2022, respectively, and was included in Selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Comprehensive Income.
(9)    Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the thirteen and thirty-nine weeks ended September 30, 2023 and September 24, 2022 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Royalty revenue	$47,546	$36,778	$134,330	$102,020
Advertising fees and related income	39,951	32,146	114,010	83,672
Franchise fees	1,660	1,257	3,828	3,221

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen and thirty-nine weeks ended September 30, 2023 was included in the deferred revenue balance as of December 31, 2022. Approximately $8.8 million and $7.7 million of deferred revenue as of September 30, 2023 and December 31, 2022, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.1 years. The Company did not have any material contract assets as of September 30, 2023.
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

(11)    Subsequent Events
Subsequent to the end of the third fiscal quarter 2023, the Company acquired one existing restaurant in the Dallas, TX market from a franchisee. The total purchase price was $6.5 million, funded by cash on hand. The restaurant acquisition is accounted for as a business combination and the Company is still determining the estimated fair value of assets acquired and liabilities assumed. The excess of the purchase price over the aggregate fair value of assets acquired will be allocated to goodwill. The results of operations of this location will be included in our Consolidated Statements of Comprehensive Income as of the date of acquisition.

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
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with over 2,050 locations worldwide. We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings, boneless wings, tenders, and chicken sandwiches, always cooked to order and hand-sauced-and-tossed in 11 bold, distinctive flavors.
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

Third Quarter of 2023 Highlights
•System-wide sales increased 26.5% over the prior fiscal third quarter to $885.0 million;
•53 net new openings in the fiscal third quarter 2023 for a total of 2,099 worldwide locations;
•Domestic same store sales increased 15.3% over the prior fiscal third quarter;
•Company-owned restaurant same store sales increased 6.0% over the prior fiscal third quarter;
•Digital sales increased to 66.9%;
•Domestic restaurant AUVs increased to $1.8 million in the current fiscal third quarter;
•Total revenue increased 26.4% to $117.1 million over the prior fiscal third quarter;
•Net income increased 46.0% to $19.5 million, or $0.65 per diluted share, compared to net income of $13.4 million, or $0.45 per diluted share in the prior fiscal third quarter;
•Adjusted net income and adjusted earnings per diluted share, both non-GAAP measures, increased 53.3% to $20.5 million, or $0.69 per diluted share, compared to $13.4 million, or $0.45 per diluted share in the prior fiscal third quarter; and
•Adjusted EBITDA, a non-GAAP measure, increased 36.7% to $38.5 million, compared to adjusted EBITDA of $28.2 million in the prior fiscal third quarter.
Year-to-Date Third Quarter of 2023 Highlights
•System-wide sales increased 28.2% to $2.5 billion;
•140 net new openings in the year-to-date third quarter of 2023;
•Domestic same store sales increased 17.3% over the prior fiscal year-to-date period;
•Total revenue increased 31.8% to $333.0 million over the prior fiscal year-to-date period;
•Net income increased 45.3% to $51.4 million, or $1.71 per diluted share, compared to net income of $35.4 million, or $1.18 per diluted share in the prior fiscal year-to-date period;

•Adjusted net income and adjusted earnings per diluted share, both non-GAAP measures, increased 51.3% to $55.3 million, or $1.84 per diluted share, compared to $36.5 million, or $1.22 per diluted share in the prior fiscal third quarter; and
•Adjusted EBITDA, a non-GAAP measure, increased 46.9% to $107.4 million, compared to adjusted EBITDA of $73.1 million in the prior fiscal year-to-date period.
Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Domestic Franchised Activity:
Beginning of period	1,749	1,600	1,678	1,498
Openings	42	32	116	137
Closures	—	—	(1)	(3)
Acquired by Company	—	(1)	(2)	(1)
Restaurants end of period	1,791	1,631	1,791	1,631

Domestic Company-Owned Activity:
Beginning of period	45	39	43	36
Openings	1	2	1	5
Closures	—	—	—	—
Acquired by Company	—	1	2	1
Restaurants end of period	46	42	46	42

Total Domestic Restaurants	1,837	1,673	1,837	1,673

International Franchised Activity:
Beginning of period	252	219	238	197
Openings	13	9	30	32
Closures	(3)	(3)	(6)	(4)
Restaurants end of period	262	225	262	225

Total System-wide Restaurants	2,099	1,898	2,099	1,898
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
The following table sets forth our key performance indicators for the thirteen and thirty-nine weeks ended September 30, 2023 and September 24, 2022 (in thousands, except unit data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Number of system-wide restaurants open at end of period	2,099	1,898	2,099	1,898
System-wide sales (1)	$885,045	$699,569	$2,516,427	$1,963,219
Domestic restaurant AUV	$1,755	$1,591	$1,755	$1,591
Domestic same store sales growth	15.3%	6.9%	17.3%	1.6%
Company-owned domestic same store sales growth	6.0%	4.3%	7.2%	0.3%
Total revenue	$117,104	$92,672	$332,998	$252,654
Net income	$19,511	$13,368	$51,361	$35,351
Adjusted EBITDA (2)	$38,483	$28,155	$107,417	$73,143
Adjusted net income (3)	$20,499	$13,368	$55,275	$36,528

(1) The percentage of system-wide sales attributable to company-owned restaurants was 2.7% and 2.9% for the thirteen weeks ended September 30, 2023 and September 24, 2022, respectively, and was 2.8% and 2.9% for the thirty-nine weeks ended September 30, 2023 and September 24, 2022, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 30, 2023 and September 24, 2022 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net income	$19,511	$13,368	$51,361	$35,351
Interest expense, net	4,520	5,742	13,337	15,920
Income tax expense	6,640	4,681	17,959	10,596
Depreciation and amortization	3,384	2,836	9,591	7,610
EBITDA	$34,055	$26,627	$92,248	$69,477
Additional adjustments:
Loss on debt extinguishment and financing transaction costs (a)	—	—	—	1,124
Consulting fees (b)	1,300	—	5,150	425
Stock-based compensation expense (c)	3,128	1,528	10,019	2,117
Adjusted EBITDA	$38,483	$28,155	$107,417	$73,143

(a) Represents costs and expenses related to our 2022 securitized financing facility and payment of a special dividend, as well as the extinguishment of our 2020 variable funding note facility; all transaction costs are included in Loss on debt extinguishment and financing transaction costs during the thirty-nine weeks ended September 24, 2022, with the exception of $310,000 that is included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(b) Represents non-recurring consulting fees that are not part of our ongoing operations and are incurred to execute discrete, project-based strategic initiatives, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income. The costs incurred in the thirty-nine weeks ended September 24, 2022 include third-party consulting fees incurred relating to a strategic initiative to consider the development of a business plan and financial model for potential vertical integration of a poultry complex, which review was completed in fiscal year 2022. The costs incurred in the thirteen and thirty-nine weeks ended September 30, 2023 include consulting fees relating to a comprehensive review of our long-term growth strategy for our domestic business to explore potential future initiatives, and which review is expected to be completed in fiscal year 2023. Given the magnitude and scope of these two strategic review initiatives that are not expected to recur in the foreseeable future, the Company considers the incremental consulting fees incurred with respect to the initiatives not reflective of the ongoing costs to operate its business.
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

The following table reconciles net income to Adjusted net income and calculates adjusted earnings per diluted share for the thirteen and thirty-nine weeks ended September 30, 2023 and September 24, 2022 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Numerator:
Net income	$19,511	$13,368	$51,361	$35,351
Adjustments:
Loss on debt extinguishment and financing transactions (a)	—	—	—	1,124
Consulting fees (b)	1,300	—	5,150	425
Tax effect of adjustments (c)	(312)	—	(1,236)	(372)
Adjusted net income	$20,499	$13,368	$55,275	$36,528

Denominator:
Weighted-average shares outstanding - diluted	29,818	29,967	29,969	29,951

Adjusted earnings per diluted share	$0.69	$0.45	$1.84	$1.22

(a) Represents costs and expenses related to our 2022 securitized financing facility and payment of a special dividend, as well as the extinguishment of our 2020 variable funding note facility; all transaction costs are included in Loss on debt extinguishment and financing transactions during the thirty-nine weeks ended September 24, 2022, with the exception of $310,000 that is included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(b) Represents non-recurring consulting fees that are not part of our ongoing operations and are incurred to execute discrete, project-based strategic initiatives, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income. The costs incurred in the thirty-nine weeks ended September 24, 2022 include third-party consulting fees incurred relating to a strategic initiative to consider the development of a business plan and financial model for potential vertical integration of a poultry complex, which review was completed in fiscal year 2022. The costs incurred in the thirteen and thirty-nine weeks ended September 30, 2023 include consulting fees relating to a comprehensive review of our long-term growth strategy for our domestic business to explore potential future initiatives, and which review is expected to be completed in fiscal year 2023. Given the magnitude and scope of these two strategic review initiatives that are not expected to recur in the foreseeable future, the Company considers the incremental consulting fees incurred with respect to the initiatives not reflective of the ongoing costs to operate its business.
(c) Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an assumed effective tax rate of 24% for the thirteen and thirty-nine weeks ended September 30, 2023 and September 24, 2022, which includes provisions for U.S. federal income taxes, and assumes the respective statutory rates for applicable state and local jurisdictions.

Results of Operations
Thirteen Weeks Ended September 30, 2023 compared to Thirteen Weeks Ended September 24, 2022
The following table sets forth our results of operations for the thirteen weeks ended September 30, 2023 and September 24, 2022 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	September 30, 2023	September 24, 2022	$	%
Revenue:
Royalty revenue, franchise fees and other	$53,200	$40,363	$12,837	31.8%
Advertising fees	39,951	32,146	7,805	24.3%
Company-owned restaurant sales	23,953	20,163	3,790	18.8%
Total revenue	117,104	92,672	24,432	26.4%
Costs and expenses:
Cost of sales (1)	17,622	15,724	1,898	12.1%
Advertising expenses	42,381	33,106	9,275	28.0%
Selling, general and administrative	23,047	16,686	6,361	38.1%
Depreciation and amortization	3,384	2,836	548	19.3%
Loss on disposal of assets	18	239	(221)	(92.5)%
Total costs and expenses	86,452	68,591	17,861	26.0%
Operating income	30,652	24,081	6,571	27.3%
Interest expense, net	4,520	5,742	(1,222)	(21.3)%
Other (income) expense	(19)	290	(309)	(106.6)%
Income before income tax expense	26,151	18,049	8,102	44.9%
Income tax expense	6,640	4,681	1,959	41.9%
Net income	$19,511	$13,368	$6,143	46.0%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.

Total revenue. During the thirteen weeks ended September 30, 2023, total revenue was $117.1 million, an increase of $24.4 million, or 26.4%, compared to $92.7 million in the comparable period in 2022.

Royalty revenue, franchise fees and other increased $12.8 million, of which $5.7 million was due to domestic same store sales growth of 15.3%, and $3.8 million was due to net new franchise restaurant development. Other revenue increased by $1.7 million primarily due to an increase in vendor rebates.

Advertising fees increased $7.8 million due to a 26.5% increase in system-wide sales during the fiscal third quarter 2023.

Company-owned restaurant sales increased $3.8 million, due to an increase of $2.1 million related to the addition of four net new company-owned restaurants since the prior fiscal third quarter. The remainder of the increase was due to company-owned same store sales growth of 6.0%, which was driven primarily by an increase in transactions.
Cost of sales. During the thirteen weeks ended September 30, 2023, cost of sales was $17.6 million, an increase of $1.9 million, or 12.1%, compared to $15.7 million in the comparable period in 2022. Cost of sales as a percentage of company-owned restaurant sales was 73.6% in the thirteen weeks ended September 30, 2023, compared to 78.0% in the comparable period in 2022.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	September 30, 2023		September 24, 2022
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	$7,910	33.0%	$7,504	37.2%
Labor costs	5,646	23.6%	4,652	23.1%
Other restaurant operating expenses	4,645	19.4%	4,009	19.9%
Vendor rebates	(579)	(2.4)%	(441)	(2.2)%
Total cost of sales	$17,622	73.6%	$15,724	78.0%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 33.0% in the thirteen weeks ended September 30, 2023, compared to 37.2% in the comparable period in 2022. This improvement was primarily due to a 13.5% decrease in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 23.6% for the thirteen weeks ended September 30, 2023, compared to 23.1% in the comparable period in 2022. The increase as a percentage of company-owned restaurant sales was primarily due to increases in company-owned restaurant wages compared to the prior year, partially offset by sales leverage due to the company-owned domestic same store sales increase of 6.0%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 19.4% for the thirteen weeks ended September 30, 2023 compared to 19.9% for the thirteen weeks ended September 24, 2022. The decrease as a percentage of company-owned restaurant sales was primarily due to pre-opening expenses in the prior year period.
Advertising expenses. During the thirteen weeks ended September 30, 2023, advertising expenses were $42.4 million, an increase of $9.3 million compared to $33.1 million in the comparable period in 2022. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (SG&A). During the thirteen weeks ended September 30, 2023, SG&A expense was $23.0 million, an increase of $6.4 million compared to $16.7 million in the comparable period in 2022. The increase in SG&A expense was driven by an increase in incentive compensation and performance-based stock compensation expense of $2.8 million primarily related to the Company’s current fiscal year performance, an increase in headcount related expenses of $1.7 million to support the growth in our business, and an increase in consulting fees of $1.3 million associated with the Company’s strategic initiatives.
Depreciation and amortization. During the thirteen weeks ended September 30, 2023, depreciation expense was $3.4 million, an increase of $0.5 million compared to $2.8 million in the comparable period in 2022. The increase in depreciation and amortization was primarily due to capital expenditures related to our technology investments.
Interest expense, net. During the thirteen weeks ended September 30, 2023, interest expense, net was $4.5 million, a decrease of $1.2 million compared to $5.7 million of interest expense, net in the comparable period in 2022. The decrease was driven by $1.0 million in additional interest income earned during the thirteen weeks ended September 30, 2023.
Income tax expense. During the thirteen weeks ended September 30, 2023, we recognized income tax expense of $6.6 million yielding an effective tax rate of 25.4%, comparable to an effective tax rate of 25.9% in the prior year period.

Thirty-Nine Weeks Ended September 30, 2023 compared to Thirty-Nine Weeks Ended September 24, 2022
The following table sets forth our results of operations for the thirty-nine weeks ended September 30, 2023 and September 24, 2022 (dollars in thousands):

	Thirty-Nine Weeks Ended		Increase / (Decrease)
	September 30, 2023	September 24, 2022	$	%
Revenue:
Royalty revenue, franchise fees and other	$149,372	$111,477	$37,895	34.0%
Advertising fees	114,010	83,672	30,338	36.3%
Company-owned restaurant sales	69,616	57,505	12,111	21.1%
Total revenue	332,998	252,654	80,344	31.8%
Costs and expenses:
Cost of sales (1)	50,959	46,297	4,662	10.1%
Advertising expenses	120,753	85,958	34,795	40.5%
Selling, general and administrative	68,820	48,721	20,099	41.3%
Depreciation and amortization	9,591	7,610	1,981	26.0%
Loss on disposal of assets	95	1,006	(911)	(90.6)%
Total costs and expenses	250,218	189,592	60,626	32.0%
Operating income	82,780	63,062	19,718	31.3%
Interest expense, net	13,337	15,920	(2,583)	(16.2)%
Loss on debt extinguishment	—	814	(814)	(100.0)%
Other (income) expense	123	381	(258)	(67.7)%
Income before income tax expense	69,320	45,947	23,373	50.9%
Income tax expense	17,959	10,596	7,363	69.5%
Net income	$51,361	$35,351	$16,010	45.3%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.

Total revenue. During the thirty-nine weeks ended September 30, 2023, total revenue was $333.0 million, an increase of $80.3 million, or 31.8%, compared to $252.7 million in the comparable period in 2022.

Royalty revenue, franchise fees and other increased $37.9 million, of which $17.7 million was due to domestic same store sales growth of 17.3%, and $12.1 million was due to net new franchise development. Other revenue increased by $5.0 million primarily due to an increase in vendor rebates.

Advertising fees increased $30.3 million, of which $24.1 million was due to the 28.2% increase in system-wide sales during the thirty-nine weeks ended September 30, 2023, and $6.2 million was due to an increase in the national advertising fund contribution rate to 5% from 4% effective the first day of the fiscal second quarter 2022.

Company-owned restaurant sales increased $12.1 million primarily due to an increase of $5.1 million related to the addition of four net new company-owned restaurants since the prior year comparable period. The remainder of the increase was due to company-owned same store sales growth of 7.2%, which was driven by an increase in transactions.
Cost of sales. During the thirty-nine weeks ended September 30, 2023, cost of sales was $51.0 million, an increase of $4.7 million, or 10.1%, compared to $46.3 million in the comparable period in 2022. Cost of sales as a percentage of company-owned restaurant sales was 73.2% in the thirty-nine weeks ended September 30, 2023, compared to 80.5% in the comparable period in 2022.

The table below presents the major components of cost of sales (dollars in thousands):

	Thirty-Nine Weeks Ended
	September 30, 2023		September 24, 2022
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Cost of sales:
Food, beverage and packaging costs	$22,661	32.6%	$22,847	39.7%
Labor costs	16,683	24.0%	13,788	24.0%
Other restaurant operating expenses	13,278	19.1%	10,922	19.0%
Vendor rebates	(1,663)	(2.4)%	(1,260)	(2.2)%
Total cost of sales	$50,959	73.2%	$46,297	80.5%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 32.6% in the thirty-nine weeks ended September 30, 2023, compared to 39.7% in the comparable period in 2022. The decrease was primarily due to a 37.7% decrease in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 24.0% for the thirty-nine weeks ended September 30, 2023, which was comparable to the thirty-nine weeks ended September 24, 2022. An increase in company-owned restaurant wages as a percentage of sales was offset by sales leverage due to the company-owned domestic same store sales increase of 7.2%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 19.1% for the thirty-nine weeks ended September 30, 2023, compared to 19.0% for the thirty-nine weeks ended September 24, 2022. An increase related to the change in the national advertising fund contribution rate to 5% from 4% effective the first day of the fiscal second quarter 2022 was offset by a decrease in pre-opening expenses in the prior year period.
Advertising expenses. During the thirty-nine weeks ended September 30, 2023, advertising expenses were $120.8 million, an increase of $34.8 million compared to $86.0 million in the comparable period in 2022. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (SG&A). During the thirty-nine weeks ended September 30, 2023, SG&A expense was $68.8 million, an increase of $20.1 million compared to $48.7 million in the comparable period in 2022. The prior year-to-date period was impacted by the benefit of $4.1 million in stock awards forfeited during the second quarter in 2022. In addition, incentive compensation and performance-based stock compensation expense increased $6.3 million primarily related to the Company’s current fiscal year performance, consulting fees increased $5.2 million associated with the Company’s strategic initiatives, and headcount related expenses increased $3.7 million to support the growth in our business.
Depreciation and amortization. During the thirty-nine weeks ended September 30, 2023, depreciation expense was $9.6 million, an increase of $2.0 million compared to $7.6 million in the comparable period in 2022. The increase in depreciation and amortization was primarily due to capital expenditures related to our technology investments.
Interest expense, net. During the thirty-nine weeks ended September 30, 2023, interest expense, net was $13.3 million, a decrease of $2.6 million compared to $15.9 million of interest expense, net in the comparable period in 2022. The decrease was due to $4.0 million of additional interest income earned during the thirty-nine weeks ended September 30, 2023, partially offset by an increase of $1.4 million in interest expense related to the securitized financing transaction completed on March 9, 2022, which increased our outstanding debt by $250 million.
Loss on debt extinguishment. Loss on debt extinguishment was $0.8 million during the thirty-nine weeks ended September 24, 2022 due to costs and fees associated with the extinguishment of our 2020 Variable Funding Note Facility on March 9, 2022.
Income tax expense. During the thirty-nine weeks ended September 30, 2023, we recognized income tax expense of $18.0 million yielding an effective tax rate of 25.9%, compared to an effective tax rate of 23.1% in the prior year period. The increase in the effective tax rate was primarily due to the impact of stock awards forfeited during the thirty-nine weeks ended September 24, 2022.

Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and borrowings available under our securitized financing facility. Our primary requirements for liquidity and capital are working capital, general corporate needs, capital expenditures, income tax payments, debt service requirements, dividend payments, and repurchasing shares of our common stock (if any). Historically, we have operated with minimal positive working capital or with negative working capital. We generally utilize available cash flows from operations to invest in our business, service our debt obligations, pay dividends, and repurchase shares of our common stock (if any).
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our 2022 Variable Funding Notes (as defined below). As of September 30, 2023, the Company had $78.0 million of cash and cash equivalents on its balance sheet.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility including our 2022 Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
The following table shows summary cash flows information for the thirty-nine weeks ended September 30, 2023 and September 24, 2022 (in thousands):

	Thirty-Nine Weeks Ended
	September 30, 2023	September 24, 2022
Net cash provided by (used in):
Operating activities	$83,747	$53,158
Investing activities	(33,499)	(16,636)
Financing activities	(149,017)	109,432
Net change in cash and cash equivalents	$(98,769)	$145,954
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
Net cash provided by operating activities was $83.7 million in the thirty-nine weeks ended September 30, 2023, an increase of $30.6 million from cash provided by operating activities of $53.2 million in the thirty-nine weeks ended September 24, 2022. The increase is the result of increased operating income associated with the increased sales over the prior period, as well as the timing of changes in working capital.
Investing activities. Our net cash used in investing activities was $33.5 million in the thirty-nine weeks ended September 30, 2023, an increase of $16.9 million from cash used in investing activities of $16.6 million in the thirty-nine weeks ended September 24, 2022. The increase in cash used in investing activities was primarily due to an increase in capital expenditures related to our technology investments, the acquisition of two restaurants from a franchisee during the thirty-nine weeks ended September 30, 2023, and the sale of assets to franchisees during the prior fiscal year period.
Financing activities. Our net cash used in financing activities was $149.0 million in the thirty-nine weeks ended September 30, 2023, primarily related to the repurchase of approximately $125.0 million in common stock under our ASR Agreement, dividend payments of $18.4 million and repayment of long-term debt of $3.7 million. Cash provided by financing activities of $109.4 million in the thirty-nine weeks ended September 24, 2022 was primarily related to the net cash provided by additional borrowings under our 2022 Class A-2 Notes (as defined below) of $250 million in the first quarter of 2022, partially offset by the payment of a special dividend in connection with the securitized financing transaction totaling $119.5 million and deferred financing and other debt related costs incurred of $5.4 million.

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
In addition to the 2022 Notes, the Company’s outstanding debt consists of its existing Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Class A-2 Notes”). No borrowings were outstanding under the 2022 Variable Funding Notes as of September 30, 2023.
During the third fiscal quarter of 2023, the Company continued to have a leverage ratio under the 2020 Class A-2 Notes and the 2022 Class A-2 Notes of less than 5.0x. Per the terms of the Company’s debt agreements, principal payments are not due until the repayment date as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the entire outstanding balance of the 2020 Class A-2 Notes and the 2022 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026.
Dividends. We paid a quarterly cash dividend of $0.19 per share of common stock in each of the first two quarters of 2023, and a quarterly cash dividend of $0.22 per share of common stock in the third quarter of 2023, resulting in aggregate dividend payments of $18.0 million in the thirty-nine weeks ended September 30, 2023. On October 31, 2023 the Company’s Board of Directors approved a dividend of $0.22 per share, to be paid on December 8, 2023 to stockholders of record as of November 17, 2023, totaling approximately $6.5 million.
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
Share Repurchase Program. On August 16, 2023, the Company’s Board of Directors approved a new share repurchase program with authorization to purchase up to $250.0 million of its outstanding shares of common stock.
On August 23, 2023, the Company entered into the ASR Agreement with a third-party financial institution to repurchase $125.0 million of the Company’s common stock as part of the Share Repurchase Authorization. Under the ASR Agreement, the Company made an initial payment to the financial institution of $125.0 million in cash and received and retired an initial delivery of 567,151 shares of common stock, representing an estimated 75% of the total shares expected to be delivered under the ASR Agreement, based on the closing price on the date of initial delivery of $165.30. The delivery of any remaining shares will occur at the final settlement of the transactions under the ASR Agreement, which is scheduled in the fiscal fourth quarter of 2023. The number of shares to be delivered upon final settlement is based on the daily volume-weighted average share prices during the valuation period specified in the ASR Agreement, less a discount and subject to adjustments. As of September 30, 2023, the Company had a total remaining authorized amount for share repurchases under the program of approximately $125.0 million.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control, including inflation as compared to the prior year period. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for fresh bone-in chicken wings, so we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 16.2% and 25.3% of our company-owned restaurant cost of sales during the thirty-nine weeks ended September 30, 2023 and September 24, 2022, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.8 million during the thirty-nine weeks ended September 30, 2023. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $720.9 million incurred under the 2020 Class A-2 Notes and the 2022 Class A-2 Notes as of September 30, 2023 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the 2022 Variable Funding Notes; however, the Company had no outstanding borrowings under its 2022 Variable Funding Notes as of September 30, 2023.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2.     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2, 2023 - July 29, 2023	—	$—	—	$—
July 30, 2023 - August 26, 2023	567,151	165.30	567,151	125,000,000
August 27, 2023 - September 30, 2023	—	—	—	—
Total	567,151	$165.30	567,151	$125,000,000

(1) On August 23, 2023, the Company entered into the ASR Agreement to repurchase $125.0 million of the Company’s common stock. Pursuant to the terms of the ASR Agreement, on August 25, 2023, the Company received and retired 567,151 shares of its common stock, based on the closing price on the date of delivery of $165.30. The delivery of any remaining shares will occur at the final settlement of the transactions under the ASR Agreement, which is scheduled in the fiscal fourth quarter of 2023. The final number of shares repurchased under the ASR Agreement will be based on the daily volume-weighted average share prices during the valuation period specified in the ASR Agreement, less a discount and subject to adjustments.

(2) On August 17, 2023, the Company announced a new share repurchase program with authorization to purchase up to $250.0 million of its outstanding shares of common stock. As of September 30, 2023, $125.0 million remained available under the Share Repurchase Authorization.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the thirteen weeks ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Wingstop Inc.
(Registrant)

Date:	November 1, 2023	By:	/s/ Michael J. Skipworth
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2023	By:	/s/ Alex R. Kaleida
Chief Financial Officer
(Principal Financial and Accounting Officer)