Form 10-K
period 2023-12-30
Wingstop Inc.
filed 2024-02-21
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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

As of June 30, 2023, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was approximately $6.0 billion, based on the closing price of the registrant’s common stock on June 30, 2023, the last trading day of the registrant’s most recently completed second fiscal quarter.

As of February 20, 2024, there were 29,337,920 shares of common stock, par value of $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's 2024 annual meeting of stockholders, which will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 30, 2023, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS
PART I
PART II
PART III
PART IV

Cautionary Note Regarding Forward-Looking Statements
This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of our business strategies and our expectations concerning future operations, sales, margins, profitability, net new units, trends, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “expect,” “intend,” “plan,” “outlook,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “predict,” “can,” “could,” “project,” “potential” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements are accompanied by such terms. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our expectations with respect to our growth, strategic initiatives, and future operations, liquidity, expenses, and consumer appeal. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks, and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. Such risks and other factors include those listed in “Item 1A. Risk Factors,” and elsewhere in this report.
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
General
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with over 2,200 locations worldwide. The first Wingstop opened in Garland, Texas in 1994, and we began franchising Wingstop restaurants in 1997. Since 2015, Wingstop Inc.’s common stock has traded on the Nasdaq Global Select Market under the symbol “WING.” We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings, boneless wings, tenders, and chicken sandwiches, always cooked to order, and hand-sauced-and-tossed in 11 bold, distinctive flavors.
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
Our 11 flavor offerings, along with limited time offerings of special flavors, create a differentiated experience that drives demand across multiple day parts and occasions. Paired with our numerous order options (dine-in / carryout / delivery; individual / combo meals / family packs) that allow guests to enjoy Wingstop during any occasion, whether it is a quick carry-out snack, a party size order for their favorite group occasion, or delivery for a family meal, we believe this customizable unique experience drives repeat business and brand loyalty.
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
–maintaining best-in-class returns; and
–expanding our global footprint.
The foundation of this approach is our culture, which we define as The Wingstop Way, our investment in people as a competitive advantage necessary to continue to scale our organization for the next phase of growth, and our cultivation of a global mindset. The Wingstop Way includes core values centered around being Authentic, Entrepreneurial, Service-minded, and Fun. The Wingstop Way extends to the brand’s environmental, social and governance platform as Wingstop seeks to provide value to all guests.
Sustaining Long-Term Same Store Sales Growth
We believe in sustaining long-term same store sales growth through a combination of brand awareness, menu innovation, delivery, data-driven marketing and maximizing our digital leadership position. Our national advertising program is funded through the Wingstop Restaurants Advertising Fund (the “Ad Fund”), a consolidated not-for-profit advertising fund for which a percentage of gross sales is collected from Wingstop restaurant domestic franchisees and company-owned restaurants to be used for various forms of advertising for the Wingstop brand. Domestic franchisees are required to contribute 5% of gross sales to the Ad Fund. The national advertising program supports elevated marketing spend and premium placements through an extensive range of social media and digital marketing channels, including search engine, digital video, and social media advertising, to allow us to target core customers and create top of mind consideration with relevant, impactful messaging.

The national advertising program also supports our digital initiatives and related strategies, including our focused investments in customer relationship management (“CRM”) and our digital platform, which allows us to deploy a digital platform-based marketing strategy. As a result of these investments, we continue to sustain digital sales above 60%.
Maintaining Best-in-Class Unit Economics
We believe the growing popularity of the Wingstop experience and the operational simplicity of our restaurants translate into attractive economics at our franchised- and company-owned locations. Existing franchisees accounted for more than 90% of franchised restaurants opened in each of 2022 and 2023, which we believe further underscores our restaurant model’s financial appeal.
Upon the opening of a new restaurant, its sales volume generally builds year after year. Our domestic average unit volume (“AUV”) has grown consistently, approximating $1.8 million during fiscal year 2023. Our domestic operating model provides for a low average initial investment of approximately $480,000, excluding real estate purchase or lease costs and pre-opening expenses. In year two of operation of a new restaurant, we target a franchisee unlevered cash-on-cash return of approximately 70%+. We believe low entry costs and high returns provide a compelling investment opportunity for our franchisees that has helped drive the continued growth of our system.
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
We believe we can achieve our domestic restaurant potential by doubling our current footprint through expansion in both existing and emerging markets. Our domestic market expansion strategy focuses on maximizing our brand market share and visibility in key priority markets. We have a robust development pipeline with approximately 90% of our domestic commitments as of December 30, 2023 from existing franchisees, supporting the strength of our restaurant business model and our positive franchisor-franchisee relationships.
We also believe that there is a significant opportunity to grow our business internationally. In fiscal year 2023, we opened 50 net new international restaurants, and as of December 30, 2023, we had 288 international restaurants located in 10 countries and U.S. territories, all of which were franchised.
We believe that our restaurant operating model translates well internationally based on our small real estate footprint, our simplicity of operations, the universal and broad appeal of chicken, and our ability to customize our wide variety of flavors to local tastes.
Our Franchise
Franchise Overview
Our franchisees operated a total of 2,165 restaurants in 45 states and 11 countries and U.S. territories as of December 30, 2023. We have rigorous qualification criteria and training programs for our franchisees and require them to adhere to strict operating standards. We work hard to ensure that every Wingstop franchise location meets the same quality and customer service benchmarks in order to preserve the consistency and reliability of the Wingstop brand.
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
We have a broad and diversified domestic franchisee base. Since 2014, the number of franchisees who own ten or more restaurants has more than doubled. This increase is consistent with our strategy to grow with our existing franchisees. As of December 30, 2023, our domestic franchise base of 216 franchisees had an average restaurant ownership of approximately nine restaurants per franchisee and an average tenure of fourteen years.
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
Under our current standard franchise agreement, each franchisee is required to pay us a royalty of 6% of their gross sales net of discounts. Each restaurant also contributes 5% of gross sales net of discounts to the Ad Fund to fund national marketing and advertising campaigns. The national advertising fund contribution rate increased to 5% from 4% effective the first day of the fiscal second quarter 2022. These funds are managed by the Ad Fund and are primarily used to create advertising content and purchase digital and television advertising on a national level. Beginning the second fiscal quarter 2024, the advertising fund contribution rate will increase to 5.3% to support digital and technology-related costs.
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
The principal raw materials for a Wingstop restaurant operation are bone-in and boneless chicken wings, tenders, and chicken fillets. Therefore, chicken is our largest product cost item and represented approximately 53.3% of all purchases for the 2023 fiscal year. Company-owned and franchised restaurants purchase their bone-in and boneless chicken wings, chicken tenders, and chicken fillets from suppliers that we designate and approve. Our chicken supply is diversified both geographically and with a broad range of suppliers supporting the Wingstop system. We designate sources for potatoes to ensure that they are grown to our specifications. We also require franchisees to use our proprietary sauces, seasonings, and spice blends and to purchase them and other proprietary products only from designated sources.
All food items and packaging goods for Wingstop restaurants in the U.S. are currently supplied through one distributor. Currently, there are 17 geographically diverse distribution centers, which carry all products required for a Wingstop restaurant and service all of Wingstop’s domestic restaurants. The distributor is contractually obligated to deliver products to our restaurants at least twice weekly, and provides consolidated deliveries with a tightly controlled and monitored cold chain for perishable items. The distributor’s national distribution system has a documented recovery plan to handle any disruption.

Wingstop contracts directly with manufacturers to sell products to the distributor, who in turn receives a fee for delivering these items to our restaurants. The majority of Wingstop’s highest-spend items are formula or fixed-contract priced. Wingstop has also negotiated agreements with its beverage suppliers to offer beverage dispensing systems, along with associated branded products, in all Wingstop restaurants.
Information / Technology Systems
We have core information systems in place that, together with focused investments we are making in technology (including our digital platform), we believe are designed to scale and support our future growth plans. We specify a POS system and restaurant management system in all domestic restaurants that help facilitate the operation of the restaurants by recording sales, purchasing and inventory of goods, managing of labor and assessing restaurant performance. Our POS system and restaurant management system is configured to record and store financial information in a manner that we specify, and we require franchisees to provide us with continual and unlimited independent access to all information on each POS system.
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
Human Capital Resources
As of December 30, 2023, we employed 1,225 employees, affectionately referred to as “team members,” of whom 271 were full-time corporate-based and regional personnel. The remainder were part-time or restaurant-level team members. None of our team members are represented by a labor union or covered by a collective bargaining agreement, and we believe that we have good relations with our team members. Our franchise owners are independent business owners, so they and their employees are not considered our team members and are therefore not included in our team member count.
Our human capital objectives include attracting, retaining, and accelerating the growth of our team members. Our team member programs are designed to develop talent and prepare team members for advancement and leadership positions in the future; provide market-competitive pay and benefits; focus on team members’ health, safety and well-being; enhance our culture through our continuing efforts to make our workplace more engaging and inclusive; and acquire talent and facilitate internal talent mobility to create a high-performing and diverse workforce.
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
•85% of our team members identify as diverse; and
•we are a member of the Women’s Foodservice Forum and the Multicultural Foodservice & Hospitality Alliance Group.
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
We invest in people and infrastructure to build the organization for the next level. In addition to seeking to acquire new talent in the marketplace that share our values and goals, we recognize and support the growth and development of our team members and offer opportunities to participate in regular talent and development planning reviews to assist us with growing our internal restaurant teams.

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
We are subject to extensive and varied state and local government regulation affecting the operation of our business, as are our franchisees, including regulations relating to public and occupational health and safety, sanitation, fire prevention, and franchise operation. Each Wingstop restaurant is subject to licensing and regulation by a number of governmental authorities, including with respect to zoning, health, safety, the preparation and sale of food, sanitation, food safety, nutritional information disclosure, environmental, and building and fire safety, in the jurisdiction in which the restaurant is located. Our and our franchisees’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by us or our employees, or our franchisees or their employees, of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control.
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
Other factors pertaining to our competitive position in the industry are addressed under the section entitled “Risks Related to Our Business and Our Industry” and listed in “Item 1A. Risk Factors” of this report.
Trademarks
We have many registered trademarks and believe that the Wingstop mark and Wingstop names and logos, in particular, have significant value and are important to our business. Our policy is to pursue registration of our trademarks and to vigorously oppose the infringement of any of our trademarks. We license the use of our registered marks to franchisees through franchise agreements.
Environmental Matters
We are not aware of any federal, state or local environmental laws or regulations that we would expect to materially affect our earnings or competitive position or result in material capital expenditures. However, increased focus on environmental matters by legislative, governmental or other authorities may lead to new regulatory initiatives, particularly in the area of climate change. We cannot predict the effect of possible future environmental legislation or regulations (including those related to climate change). During the 2023 fiscal year, we had no material environmental compliance-related capital expenditures.
Community Involvement
In 2016, we created Wingstop Charities, a non-profit organization dedicated to enhancing and elevating the community work of our franchisees to make a difference in the communities we serve. We are committed to strengthening those communities through the Wingstop Charities Community Grant Program, which supports nonprofit organizations focused on education, sports, entrepreneurship, the environment, and food. In fiscal year 2023, more than 100 community organizations received grant funding totaling over $1.3 million from Wingstop Charities, including our first national partnership with No Kid Hungry. Since its inception, Wingstop Charities has awarded over 300 grants and contributed more than $3 million across three key programs: Community Grants, Team Member Assistance, and the Morrison Family Scholarship Program. To learn more about how Wingstop Charities is making an impact in our local communities, visit www.wingstopcharities.org.
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
Our growth strategy relies substantially upon new restaurant development by existing and new franchisees and we are continuously seeking to identify target markets where we can enter or expand. We and our franchisees face many challenges in opening new restaurants, including:
•selection and availability of and competition for suitable restaurant locations;
•availability of financing;
•negotiation of acceptable lease and financing terms;
•securing required governmental permits and approvals, including zoning approvals;
•availability and training of, and compensation for, qualified personnel;
•availability of required restaurant equipment;
•unanticipated increases in construction and development costs; and
•the legal and regulatory requirements applicable to our industry.
In particular, because substantially all of our new restaurant development is funded by franchisee investment, our growth strategy is dependent on our franchisees’ (or prospective franchisees’) ability to access funds to finance such development. We do not provide our franchisees with direct financing and therefore if our franchisees (or prospective franchisees) are not able to obtain independent financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the development of new restaurants, and our future growth could be adversely affected. To the extent our franchisees are unable to open new restaurants at the level that we anticipate, our revenue growth would come primarily from growth in same store sales. Our failure to add a significant number of new restaurants or grow same store sales would adversely affect our ability to increase our revenue and operating income and could materially adversely affect our business, financial condition, and operating results.
As we continue to grow, our existing systems and processes and personnel may not be adequate to support our continued growth. We may need to upgrade and expand our infrastructure and information systems, automate more processes and hire, train and retain restaurant employees and corporate support staff, all of which may result in increased costs and inefficiencies
Our success depends in significant part on the future performance of existing and new franchise restaurants, and we are subject to a variety of additional risks associated with our franchisees.
As of December 30, 2023, approximately 98% of our restaurants were operated by franchisees. As a result, a substantial portion of our revenue comes from royalties generated by our franchised restaurants. Accordingly, we are reliant on the performance of our franchisees in successfully operating their restaurants and paying royalties to us on a timely basis. Our franchise system subjects us to a number of risks, any one of which may impact our ability to collect royalty payments from our franchisees, harm the goodwill associated with our franchise, and materially adversely affect our business and results of operations.
Our franchisees are an integral part of our business. We may be unable to successfully implement our growth strategy without the participation of our franchisees and the adherence by our franchisees to our restaurant operation guidelines. Because our ability to control our franchisees is limited, our franchisees may fail to focus on the fundamentals of restaurant operations, such as quality, service, and cleanliness, which would have a negative impact on our success and/or adversely impact the goodwill associated with our franchise. In addition, our franchisees may fail to renovate their existing restaurants or support our marketing initiatives, which could materially adversely affect their sales trends, average weekly sales, and results of operations, thereby impacting royalty revenue. Although we provide frequent training opportunities to our franchisees to ensure consistency among our operations, there may be differences in the quality of operations at our franchised restaurants that impact the profitability of those restaurants. In addition, if our franchisees fail to renew their franchise agreements, our royalty revenue may decrease, which in turn could materially adversely affect our business, financial condition, and operating results.

The failure of our franchisees to comply with applicable laws could negatively impact our reputation or results of operations. For example, our franchisees are solely responsible for making their own hiring, firing and disciplinary decisions, scheduling hours and establishing compensation. Any failure by our franchisees to comply with applicable employment laws could negatively impact our reputation and our ability to hire and/or retain employees. Furthermore, if one of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us royalties, Ad Fund contributions, or other amounts owed, our business, financial condition, and results of operations could be adversely affected. In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise agreements under the applicable bankruptcy code, in which case there would be no further royalty payments from such franchisee. The amount of the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchisee may not be sufficient to satisfy a damage claim resulting from such rejection.
If we fail to identify, recruit and contract with a sufficient number of qualified franchisees, our ability to open new franchised restaurants and increase our revenue could be materially adversely affected.
The opening of additional franchised restaurants depends, in part, upon the availability of prospective franchisees who meet our criteria. We may not be able to identify, recruit or contract with suitable franchisees in our target markets on a timely basis or at all. Although we have developed criteria to evaluate and screen prospective franchisees, our franchisees may not ultimately have the business acumen or be able to access the financial or management resources that they need to open and successfully operate the restaurants contemplated by their agreements with us. Existing franchisees may elect to cease restaurant development for other reasons and state franchise laws may limit our ability to terminate or modify these license agreements. If any of these situations occur, our growth may be slower than anticipated, which could materially adversely affect our ability to increase our revenue and materially adversely affect our business, financial condition and results of operations.
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
Food safety is a top priority, and we dedicate substantial resources so that our customers enjoy safe, high quality food products. However, food-borne illnesses, such as salmonella, E. coli infection, or hepatitis A, and food safety issues, including food tampering or contamination, have occurred in the food industry in the past, and could occur in the future. Any report or publicity linking our restaurants to instances of food-borne illness or food safety issues could materially adversely affect our brand and reputation as well as our revenue and profits. Even instances of food-borne illness or food safety issues occurring solely at our competitors’ restaurants could result in negative publicity about the food service industry or fast casual restaurants generally and adversely impact our restaurants.
In addition, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple restaurants could be affected rather than a single restaurant. We cannot ensure that all food items are properly maintained during transport throughout the supply chain or that our employees and our franchisees and their employees will identify all products that may be spoiled and should not be used. Our industry has also long been subject to the threat of food tampering by suppliers, employees, and others such as the addition of foreign objects in the food that we sell. Reports, whether or not true, of injuries caused by food tampering have in the past severely injured the reputations and brands of restaurant chains in the quick service restaurant market and could affect us in the future as well. If our customers become ill from food-borne illnesses or injured from food tampering, we could also be forced to temporarily close some restaurants. Moreover, any instances of food contamination, whether or not at our restaurants, could subject our restaurants or our suppliers to a food recall pursuant to the Food and Drug Administration Food Safety Modernization Act.

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
The restaurant industry in general, and the fast casual category in particular, are intensely competitive, and we compete with many well-established restaurant companies on the basis of food taste and quality, price, service, value, location, convenience, digital engagement, delivery and overall customer experience. Our competitors include individual restaurants and restaurant chains that range from independent local operators to well-capitalized national and regional restaurant companies, including restaurants offering chicken wings, tenders, and chicken sandwiches, as well as dine-in, carry-out, and delivery services offering other types of food.
As our competitors expand their operations or as new competitors enter the industry, we expect competition to continue to intensify. Should our competitors increase their spending on advertising and promotions or if their advertising and promotions are more effective, we could experience a loss of customer traffic to our competitors and a material adverse effect on our business, financial condition, and results of operations. We and our franchisees compete with other restaurant chains and other retail businesses for quality site locations, management, hourly employees, and we also compete for qualified franchisees. We also face the risk that new or existing competitors will copy our business model, menu options, presentation, or ambiance, among other things. Consumer tastes, nutritional and dietary trends, traffic patterns, and the type, number, and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions.
Moreover, we may also compete with companies outside the fast casual, quick service, and casual dining segments of the restaurant industry, such as deli sections and in-store cafés of several major grocery store chains and from home delivery meal plan services, as well as from convenience stores and other dining outlets. These competitors may have, among other things, a more diverse menu, lower operating costs, better locations, better facilities, better management, more effective marketing, more efficient operations, stronger brand recognition, more loyal customer bases and more convenient offerings than we have. If we are unable to compete effectively, it could decrease our traffic, sales and profit margins, which could materially adversely affect our business, financial condition, and results of operations.
Changes in food and supply costs could materially adversely affect our results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. There are no established fixed price markets for bone-in chicken wings. As a result, we are subject to prevailing market conditions and remain susceptible to volatility in food costs. The cost of chicken can be volatile. Although we enter into arrangements in an effort to mitigate the volatility of food costs, any increase in the prices of the ingredients most critical to our menu, particularly chicken, could materially adversely affect our operating results. Food costs may also increase as a result of factors beyond our control, such as inflation, general economic conditions, seasonal fluctuations, weather conditions, energy costs, feed prices, labor shortages, industry demand, food safety concerns, product recalls and government regulations. Increased weather volatility or other long-term changes in weather patterns, including those related to climate change, could have a significant impact on the price or availability of some of our ingredients. Additionally, avian influenza, or similar poultry-related diseases, may negatively affect the supply chain by increasing costs and limiting availability of chicken. As a result, we may not be able to anticipate or successfully react to changing food costs, including the price of bone-in chicken wings, by adjusting our purchasing practices, increasing our menu prices to pass along commodity price increases to our customers or making other operational adjustments, which could materially adversely affect the demand for product and our operating results.
Interruptions in the supply of product to company-owned restaurants and franchisees could materially adversely affect our revenue.
In order to maintain quality-control standards and consistency among restaurants, our franchise agreements obligate our franchisees to obtain food and other supplies from preferred suppliers approved by us in advance. All food items and packaging goods for Wingstop restaurants are currently sourced through one distributor with 17 geographically diverse distribution centers. In this regard, we and our franchisees depend on a group of suppliers and our distributor for food ingredients, beverages, paper goods, and distribution. We and our franchisees bear risks associated with the timeliness, solvency, reputation, labor relations, freight costs, price of raw materials, and compliance with health and safety standards of each supplier and our distributor. We have little control over such suppliers or the distributor. Disruptions in these relationships may reduce company-owned restaurant and franchisee sales and, in the case of reduced franchisee sales, our royalty income. Overall difficulty of suppliers meeting restaurant product demand, interruptions in the supply chain, obstacles or delays in the process of renegotiating or renewing agreements with preferred suppliers or the distributor, financial difficulties experienced by suppliers or the distributor, or the deficiency, lack, or poor quality of alternative suppliers or distributors could adversely impact company-owned restaurant and franchisee sales, which could materially adversely affect our business, financial condition, and operating results and, in the case of reduced franchisee sales, would reduce our royalty income and revenue. In addition, our focus on a limited menu could make these consequences more severe.
Cyber incidents or deficiencies in cybersecurity could negatively impact our business by causing data loss, a disruption to our operations, a compromise or corruption of confidential or personal information, damage to our employee and business relationships and reputation, and/or litigation and liability, all of which could subject us to loss and harm our brand.
As our brand profile and our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Additionally, there has been an increase in data integration and complexity of our technology systems, particularly in our international markets. Our information technology systems include the use of electronic payment methods and the collection and storage of personal information from individuals, which may expose us and our franchisees to increased risk of cyber incidents, privacy and/or security breaches or intrusions, and other risks. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting, and storing such information. The use of personally identifiable information by us is regulated by foreign, federal, and state laws, which continue to evolve, as well as by certain third-party agreements. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations. See “Changing regulations relating to privacy, information security, and data protection could increase our costs and affect or limit how we collect and use personal information” below for a further discussion on privacy, information security, and data protection regulations.
Our franchisees, contractors and third parties with whom we do business have experienced cyber incidents and security breaches or intrusions in which confidential or personal information could have been stolen and we, our franchisees, contractors and third parties with whom we do business may experience cyber incidents and security breaches or intrusions in which confidential or personal information is stolen in the future. Third parties may have the technology or know-how to breach the security of confidential or personal information collected, stored or transmitted by us or our franchisees, and our and their security measures and those of third parties with whom we do business, including technology vendors, solution providers, software manufacturers and supply chain vendors, may not effectively prohibit others from obtaining improper access to this information. Third parties have been and will likely be able to continue to develop and deploy viruses, worms and other malicious software programs, such as ransomware, that attack our, our franchisees’ and third parties with whom we do business’s systems or otherwise exploit any security vulnerabilities. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time, which may cause a breach to go undetected for an extensive period of time. Advances in computer and software capabilities, technology, new tools, and other developments may increase the risk of such a breach. If a person is able to circumvent the security measures of our business, our franchisees’ businesses or those of other third parties, he or she could destroy or steal valuable information or disrupt the operations of our business. In addition, our franchisees, contractors or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate confidential information and may purposefully or inadvertently cause a breach involving such information. The costs to us to eliminate any of the foregoing cybersecurity vulnerabilities or to address a cyber incident could be significant and have material adverse impact on our business, financial condition, and results of operations. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks.

If we, our employees, franchisees, or vendors fail to comply with applicable laws, regulations, or contract terms, and covered information is obtained by unauthorized persons, used inappropriately, or destroyed, it could adversely affect our reputation, disrupt our operations and result in costly litigation, judgments, or penalties resulting from violation of laws and payment card industry regulations. Any such claim or proceeding could cause us to incur significant unplanned expenses and significantly harm our reputation, which could have a material adverse impact on our business, financial condition, and results of operations. A cyber incident could also require us to provide notifications, result in adverse publicity, loss of sales and profits, increase fees payable to third parties, and result in penalties or remediation and other costs that could materially adversely affect the operation of our business, financial condition, and results of operations. In addition, our cyber liability coverage may be inadequate or may not be available in the future on acceptable terms, or at all, and defending a suit, regardless of its merit, could be costly and divert management’s attention.
Our increasing reliance on credit or debit cards for payment increases the risk of regulatory compliance and security breaches or intrusions, which could materially adversely impact our business, financial condition, or results of operations.
The majority of our restaurant sales are paid by credit or debit cards. In connection with credit or debit card transactions in-restaurant, we and our franchisees collect and transmit confidential information to card processors. The systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payments themselves, all of which can put electronic payment at risk, are determined and controlled by the payment card industry, not by us, through enforcement of compliance with the Payment Card Industry - Data Security Standards (as modified from time to time, “PCI DSS”). We and our franchisees must abide by the PCI DSS in order to accept electronic payment transactions. If we or our franchisees fail to abide by the PCI DSS, we or our franchisees could be subject to fines, penalties or litigation, which could materially adversely impact our business, financial condition, or results of operations. In addition, we or our franchisees may become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we or our franchisees may also be subject to lawsuits or other proceedings relating to these types of incidents.
Changing regulations relating to privacy, information security, and data protection could increase our costs and affect or limit how we collect and use personal information.
The United States, the European Union, and other countries in which we operate are increasingly adopting or revising privacy, information security, and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection, and information security-related practices, our collection, use, sharing, retention, and safeguarding of consumer and/or employee information, and some of our current or planned business activities. In the United States, these include rules and regulations promulgated under the authority of the FTC, the Health Insurance Portability and Accountability Act of 1996, federal and state labor and employment laws, state data breach notification laws, and state privacy laws such as the California Consumer Privacy Act of 2018 (the “CCPA”) and the California Privacy Rights Act (the “CPRA”) (which will become enforceable in March 2024). The CPRA expanded the CCPA’s requirements, restricted the use of certain categories of personal information that we handle, and established a new regulatory agency to implement and enforce the law. A number of other states have enacted similar data privacy laws, and other states and countries are considering passing or expanding privacy laws in the near term. Many of these laws and regulations provide consumers and employees with a private right of action if a covered company suffers a data breach related to a failure to implement reasonable data security measures. For example, the CCPA and CPRA provide a private right of action for certain data breaches coupled with statutory damages under certain circumstances. Compliance with the CCPA, CPRA and other laws relating to the protection of personal information involve significant costs and could result in significant liability in the event we allow an unauthorized disclosure of personal information. In the European Union, this includes the General Data Protection Regulation. The legal framework around privacy issues is rapidly evolving, as various federal and state government bodies are considering adopting new privacy laws and regulations. These laws and regulations could result in significant limitations on or changes to the ways in which we can collect, use, host, store, or transmit personal information and other data. Compliance with privacy, data protection, and information security laws to which we are subject could result in additional costs, and our failure to comply with such laws could result in potentially significant regulatory investigations or government actions, penalties or remediation, and other costs, as well as adverse publicity, loss of sales and profits, and an increase in fees payable to third parties. Each of these implications could materially adversely affect our business, financial condition, and results of operations. Additionally, the rapid evolution and increased adoption of artificial intelligence technologies and our obligations to comply with emerging laws and regulations may require us to develop additional artificial intelligence-specific governance programs.
We and our franchisees rely on information technology to process transactions and manage our business, and a disruption or a failure of such systems or issues with our key technology providers or technology could harm our ability to effectively manage our business and/or result in the loss of guests.
Network and information technology systems, including point-of-sale and payment processing systems, technologies supporting our digital and delivery business, technologies that manage our supply chain, and technologies that facilitate collection of cash, payment of obligations, marketing initiatives, employee engagement and payroll processing, and various other processes and procedures, are integral to our business. Our ability to effectively manage our business and coordinate the procurement, distribution and sale of our products depends significantly on the availability, reliability, and security of these systems. Many of these critical systems are provided and managed by third parties, and we are reliant on those third-party providers to implement protective measures that ensure the security and availability of their systems. While we have systems in place to attempt to manage third-party cybersecurity risks, such procedures may not be sufficient to address all potential failures of third-party systems.
In addition, we utilize various computer systems, including our franchisee reporting system, by which our franchisees report their weekly sales and pay their corresponding royalty fees and required Ad Fund contributions. This system is critical to our ability to accurately track sales and compute and receive royalties and Ad Fund contributions due from our franchisees.
Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, computer, network and telecommunications failure, or other catastrophic events, as well as from internal and external security breaches or intrusions, viruses and other disruptive software, worms, improper usage by employees, and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. In addition, such events could result in a need for a costly repair, upgrade or replacement of systems, or a decrease in, or in the collection of, royalties and Ad Fund contributions paid to us by our franchisees. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability which could materially affect the operation of our business, our financial condition, and results of operations. It is also critical that we establish and maintain certain licensing and software agreements for the software we use in our day-to-day operations. A failure to procure or maintain these licenses could have a material adverse effect on our business operations.
We are dependent to a significant extent on our ongoing relationship with key technology providers, including their personnel, resources, technological expertise, systems and technology and their ability to help execute our digital, restaurant technology and enterprise technology initiatives and support our technology innovation and growth initiatives. The inability of us or our providers to execute those initiatives, or a breakdown in the relationship with those providers, could have an adverse impact on our business, results of operations, and financial condition.
There are risks associated with our increasing dependence on digital commerce platforms to maintain and grow sales, and limitations, disruptions or unavailability of our digital commerce platforms, or our ability to distribute our apps, could harm our ability to compete and conduct our business.
Customers are increasingly using e-commerce websites and apps, both domestically and internationally, like www.wingstop.com, our mobile ordering application, and third-party delivery apps, to order and pay for our products and select optional delivery and curbside services. In the fourth quarter of 2023, digital sales accounted for 67.0% of our domestic sales. As a result, we and our franchisees are increasingly reliant on digital ordering and payment for such sales, and portions of our digital commerce platforms depend on third-party services, including cloud-based technologies and platforms. Our ability to effectively manage and grow our business depends significantly on the reliability and capacity of these systems, and we continue to invest in technology innovations, such as our digital platform, as part of our growth strategy. There can be no assurance that we will realize the intended benefits of these investments or achieve expected results, nor can we be certain of our ability to adequately and/or timely implement, execute, transition between, or enhance such technologies, which could result in: platform outages; loss of data; disruptions to or reduced efficiency in our operations; delays in customer service; dissatisfaction from our customers; loss of sales; or negative publicity and damage to our reputation. Our apps and other digital ordering and payment platforms could be damaged or interrupted by power loss, technological failures, cyber-attacks or data breaches, other forms of sabotage or acts of God. Further, we may not be successful in achieving protection of our related intellectual property, or information systems, including those necessary for implementation and management of our digital platform. Remediation of these or related issues could result in significant, unplanned capital investments. In addition, the availability, distribution and functionality of our apps and updates to our apps are dependent on mobile app stores and their related policies, terms and conditions. Because we and our franchisees rely on digital orders for a significant portion of our sales, any limitations in functionality, interruptions or unavailability of any of our or third-party digital ordering or payment platforms could limit or delay customers’ ability to order through such platforms. Further, developing and implementing consumers’ evolving technology demands or industry trends may place a significant financial burden on us and, particularly with respect to digital commerce platforms, could result in a loss of customers and related market share. If our digital ordering and payment platforms do not meet customers’ expectations in terms of security, speed, attractiveness, or ease of use, customers may be less inclined to return to such platforms. Any such limitation, damage, interruption or unavailability of our digital commerce platforms or failure of those platforms to meet customers’ expectations could materially adversely affect our and our franchisees’ sales and our growth prospects, results of operations and financial condition.
Any failure by us or our third-party delivery providers to provide timely and reliable delivery services may materially adversely affect our business and reputation.
As of December 30, 2023, delivery services were available at all Wingstop restaurants throughout the United States. Interruptions or failures in our delivery services could prevent the timely or successful delivery of our products. These interruptions may be due to unforeseen events that are beyond our control or the control of our delivery providers, such as inclement weather, natural disasters, transportation disruptions, sabotage by an outside party, civil protests or labor shortages or unrest. In addition, changes in business practices of our delivery providers and governmental regulations could materially adversely impact delivery services and/or profitability.
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
One of the legal foundations fundamental to the franchise business model has been that, absent special circumstances, a franchisor is generally not responsible for the acts, omissions, or liabilities of its franchisees, whether with respect to the franchisees’ employees or otherwise. In the last several years, this principle has been the subject of differing and inconsistent interpretations at the National Labor Relations Board (“NLRB”) and in the courts, and the question of whether a franchisor can be held liable for the actions or liabilities of a franchisee under a vicarious liability theory, sometimes called “joint employer,” has become highly fact dependent and generally uncertain. The effective date of a new joint employer rule announced by the NLRB that would expand liability for franchisors has been extended to February 26, 2024. The status of the rule remains uncertain, pending resolution of legal and legislative challenges with respect to the rule. Further, legislation has been proposed from time to time to require franchisors to be responsible for ensuring franchisee compliance with certain laws. A regulatory, judicial or legislative determination that we are a “joint employer” with our franchisees or that our franchisees are part of one unified system subject to joint and several liability could subject us and/or our franchisees to liability for employment-related, health and safety related and other liabilities of our franchisees and could cause us to incur other costs that have a material adverse effect on our profitability, which would adversely impact our business, financial condition, and results of operations.
Our business activities subject us and our franchisees to litigation risk that could subject us to significant money damages and other remedies or by increasing our and our franchisees’ litigation expense.
We and our franchisees are, from time to time, the subject of, or potentially the subject of, complaints or litigation, including customer claims, class-action lawsuits, personal-injury claims, environmental claims, intellectual property claims, employee claims regarding workplace matters such as wage-related or workforce scheduling claims, allegations of improper termination, harassment, discrimination and claims related to violations of laws, such as the Americans with Disabilities Act of 1990 (“ADA”), religious freedom laws, the Fair Labor Standards Act, other employment-related laws, the Occupational Safety and Health Act, the Employee Retirement Income Security Act of 1974, as amended, advertising laws and state and local “dram shop” laws. Each of these claims may increase our and our franchisees’ costs, limit the funds of our franchisees available to make royalty payments and reduce the execution of new franchise agreements. Litigation against a franchisee or its affiliates by third parties or regulatory agencies, whether in the ordinary course of business or otherwise, may also include claims against us by virtue of our relationship with the defendant-franchisee, whether under vicarious liability, joint employer, or other theories.
Regardless of whether any claim brought against us or a franchisee in the future is valid or whether we or they are liable, such a claim would be expensive to defend and may divert time, money and other valuable resources away from our or their operations and, thereby, hurt our business. In addition, the ability of a defendant-franchisee to make royalty payments in the event of such claims may be decreased and adverse publicity resulting from such allegations may materially adversely affect us and our brand, regardless of whether these allegations are valid or whether we or they are liable. Our international business may be subject to additional risks related to litigation, including difficulties in enforcement of contractual obligations governed by foreign law due to differing interpretations of rights and obligations, compliance with multiple and potentially conflicting laws, new and potentially untested laws and judicial systems, and reduced or diminished protection of intellectual property. A substantial judgment against us could materially adversely affect our business, financial condition, and operating results. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to any of these or other matters. A substantial judgment, or judgment or other liability in excess of our or our franchisees’ available insurance coverage, resulting from claims could materially adversely affect our business, financial condition, and results of operations.
We may engage in litigation or arbitration with our franchisees.
Although we believe we generally enjoy a positive working relationship with the vast majority of our franchisees, the nature of the franchisor-franchisee relationship may give rise to litigation or arbitration with our franchisees. In the ordinary course of business, we are the subject of complaints or litigation from franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements. We may also engage in future litigation or arbitration with franchisees to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience, or to enforce our contractual indemnification rights if we are brought into a matter involving a third party due to the franchisee’s alleged acts or omissions. In addition, we may be subject to claims by our franchisees relating to our Franchise Disclosure Document (“FDD”), including claims based on financial information contained in our FDD. Engaging in such litigation or arbitration may be costly and time-consuming and may distract management and materially adversely affect our relationships with franchisees and our ability to attract new franchisees. Any negative outcome of these or any other claims could materially adversely affect our results of operations as well as our ability to expand our franchise system and may damage our reputation and brand. Furthermore, existing and future franchise-related legislation could subject us to additional litigation risk in the event we terminate or fail to renew a franchise relationship.
Our business could be adversely affected by increased labor costs.
Labor is a primary component of our operating costs. Increased labor costs due to factors such as competition for workers, labor shortages, labor market pressures, increased minimum wage requirements, paid sick leave or vacation accrual mandates, or other legal or regulatory changes, such as predictive scheduling, may adversely impact operating costs for us and our franchisees. Additional taxes or requirements to incur additional employee benefit costs, including the requirements of the Patient Protection and Affordable Care Act or any new or replacement healthcare requirements, could also adversely impact our operating costs. From time to time, legislation increases the minimum wage at the federal, state and local level, or creates a council that could, among other things, increase minimum wages and impose additional minimum working or operating standards. The establishment of such laws in one state may have a ripple effect in other states, substantially increase labor costs and negatively impact our operating costs.
Our success depends in part upon effective advertising and marketing campaigns, which may not be successful, and franchisee support of such advertising and marketing campaigns.
We believe the Wingstop brand is critical to our business and expend resources in our marketing efforts using a variety of media outlets. We expect to continue to conduct brand awareness programs and customer initiatives, including product promotions, to attract and retain customers. Additionally, new social media platforms and other digital marketing initiatives are developing rapidly, and we need to continuously innovate, evolve, and invest in our social media strategies to maintain broad appeal with guests and brand relevance. Should our advertising and promotions not be effective, our business, financial condition and results of operations could be materially adversely affected.
The support of our franchisees is critical for the success of the advertising and marketing campaigns we seek to undertake, and the successful execution of these campaigns will depend on our ability to maintain alignment with our franchisees. Our franchisees are currently required to contribute specified percentages of their gross sales to certain advertising funds and programs. There can be no assurances that these funds will be sufficient to meet our marketing needs or that additional funds will be provided by our franchisees in the future. The lack of continued financial support for our advertising activities could hinder our marketing efforts, which may materially adversely affect our business, financial condition, and operating results. While we maintain control over advertising and marketing materials and can mandate certain strategic initiatives pursuant to our franchise agreements, we need the active support of our franchisees if the implementation of these initiatives is to be successful. If our initiatives are not successful, resulting in expenses incurred without the benefit of higher revenue, our business, financial condition and results of operations could be materially adversely affected.

We are vulnerable to changes in consumer preferences and regulation of consumer eating habits that could harm our business, financial condition, and results of operations.
Consumer preferences and eating habits often change rapidly and without warning, moving from one trend to another among many products or concepts. We depend on some of these trends, including the trend regarding away-from-home or take-out dining. Consumer preferences towards away-from-home and take-out dining or certain food products might shift as a result of, among other things, new information, attitudes regarding diet and health concerns or dietary trends related to cholesterol, carbohydrate, fat and salt content of certain food items, including chicken wings, in favor of foods that are perceived as healthier. Our menu is currently comprised primarily of chicken wings, tenders and sandwiches, and fries, and a change in consumer preferences away from these offerings would have a material adverse effect on our business, financial condition, and operating results. Negative publicity over, or increased costs relating to, the health aspects of, or animal welfare or other social or environmental concerns related to, the food items we sell may adversely affect demand for our menu items and could have a material adverse effect on traffic, sales and results of operations.
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
•inflationary pressures and changes in interest rates;
•increases and decreases in average weekly sales and same store sales, including due to the timing and popularity of sporting and other events;
•macroeconomic and geopolitical conditions, globally, nationally and locally;
•changes in consumer discretionary spending, consumer preferences and competitive conditions;
•legal and regulatory changes;
•costs associated with litigation;
•increases in infrastructure costs; and
•fluctuations in commodity prices.
Accordingly, results for any one fiscal quarter or year are not necessarily indicative of results to be expected for any other fiscal quarter or year and our results for any particular future period may decrease or change compared to the prior period. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.
Because many of our restaurants are concentrated in certain geographic areas, we are susceptible to economic and other trends and developments, including adverse weather conditions, in these areas.

As of December 30, 2023, 56% of our 1,926 domestic restaurants were spread across Texas (23%), California (20%), Florida (7%), and Illinois (6%). Given our geographic concentrations, economic conditions and other unforeseen events, including but not limited to negative publicity, local strikes, terrorist attacks, increases in energy prices, natural or man-made disasters, adverse weather conditions, or the enactment of more stringent state and local laws and regulations in these geographic areas, could have a disproportionate adverse effect on our business, financial condition, and results of operations.
Unexpected events have impacted and may in the future impact our business, financial condition and results of operations.
The occurrence of one or more unexpected events, including war, acts of terrorism, epidemics and pandemics (such as the COVID-19 pandemic), civil unrest, fires, tornadoes, tsunamis, hurricanes, earthquakes, floods, and other forms of severe weather (including those caused or exacerbated by climate change) in the United States or in other countries in which we operate, or in which our suppliers are located, have affected and could in the future affect our operations and financial performance. Such events could affect our guest traffic, sales and operating costs and/or cause complete or partial closure of one or more distribution centers, cause temporary or long-term disruption or inoperability of our information technology systems (including our digital platform), temporary or long-term disruptions in our delivery channel or the supply of products from suppliers, and disruption and delay in the transport of products, any of which may have a material adverse effect on our business, financial condition, and results of operations. Existing insurance coverage may not provide protection from all the costs that may arise from such events.
Our business is subject to various laws and regulations and changes in such laws and regulations, and/or our failure to comply with existing or future laws and regulations, could materially adversely affect us.
We are subject to certain state franchise registration requirements, the rules and regulations of the FTC and various state laws regulating the offer and sale of franchises in the United States through the provision of franchise disclosure documents containing certain mandatory disclosures, various state laws regulating the franchise relationship, and certain rules and requirements regulating franchising arrangements in foreign countries. Noncompliance with applicable laws, regulatory requirements and governmental guidelines regulating franchising could reduce anticipated royalty income, which in turn could materially adversely affect our business, financial condition, and results of operations.
We and our franchisees are subject to various existing U.S. federal, state, local, and foreign laws affecting the operation of restaurants and the sale of food and alcoholic beverages, including various sales tax laws, license and permit requirements, health, sanitation, fire, and safety standards. We and our franchisees may in the future become subject to regulation (or further regulation) seeking to tax or regulate high-fat foods, to limit the serving size of beverages containing sugar, to ban or restrict the use of certain packaging materials, or to require the display of detailed nutrition information. Each of these regulations would be costly to comply with and/or could result in reduced demand for our products. The failure of our restaurants to comply with applicable regulations and obtain and maintain required licenses, permits, and approvals (including those for the sale of alcoholic beverages) could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, which would materially adversely affect our results of operations.
We and our franchisees may also have a substantial number of hourly employees who are required to be paid pursuant to applicable federal or state minimum wage laws. From time to time, various federal, state, and local legislators have proposed or approved changes to minimum wage, predictive scheduling with penalty pay, and additional time off requirements, especially for fast-food workers. These and any future similar increases in other regions in which our restaurants operate will increase the cost of labor and may negatively affect our and our franchisees profit margins as we and our franchisees may be unable to increase our menu prices in order to pass future increased labor costs on to our guests. Also, reduced margins of franchisees could make it more difficult to sell franchises. If menu prices are increased by us and our franchisees to cover increased labor costs, the higher prices could adversely affect transactions which could lower sales and thereby reduce our margins and the royalties that we receive from franchisees.
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
We currently maintain insurance we believe is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business, financial condition, and results of operations.
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
We may be adversely affected by news reports or other negative publicity, regardless of their accuracy, regarding food quality issues, public health concerns, illness, safety, injury, security breaches or intrusions with respect to confidential guest or employee information, employee related claims relating to alleged employment discrimination, wage and hour violation, labor standards or health care and benefit issues, or government or industry findings concerning our restaurants, restaurants operated by other food service providers, or others across the food industry supply chain. The risks associated with such negative publicity cannot be eliminated or completely mitigated and may materially affect our business, financial condition, and results of operations.
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
As of December 30, 2023, we have franchised restaurants in ten international countries and U.S. territories and plan to accelerate our growth internationally. Expansion in international markets may be affected by local economic, market, and cultural conditions. Therefore, as we expand internationally, our franchisees may not experience the operating margins we expect, and our results of operations and growth may be materially adversely affected. Our business, financial condition and results of operations may be adversely affected if the global markets in which our franchised restaurants compete are affected by changes in political, economic, or other factors. These factors, over which neither our franchisees nor we have control, may include:
•recessionary or expansive trends and economic downturns in international markets;
•changing labor conditions and difficulties in staffing and managing our foreign operations;
•increases in the taxes we pay and other changes in applicable tax laws;
•legal and regulatory changes, and the burdens and costs of our compliance with a variety of foreign laws;
•difficulty in securing suitable local suppliers in international markets;
•changes in inflationary pressures and interest rates;
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
•political and economic instability, including due to national and international conflicts or wars, sanctions, acts of terror, COVID-19 or other pandemics or similar events;
•the U.S. Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws; and
•other external factors.
Our international expansion efforts may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Negotiated incentives or discounts provided in connection with the opening of new markets may result in lower cash flows and profits than existing international markets. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. Therefore, as we continue to expand internationally, we or our franchisees may not experience the operating margins we expect, our results of operations may be negatively impacted, and our common stock price may decline.
The loss of key employees or difficulties recruiting and retaining qualified employees or effectively managing changes in our workforce could adversely impact our business, financial condition, and operating results.
Much of our future success depends on the continued availability and service of our executive officers and qualified employees. The market for highly skilled employees and leaders in the restaurant industry is extremely competitive. Our inability to successfully recruit and retain highly-skilled and talented executive officers and other key employees, as well as a qualified workforce in our restaurants, or to successfully execute succession planning for key employees, could have a material adverse effect on our business and prospects and impair our growth, as we may not be able to find suitable individuals to replace such personnel on a timely basis. The departure of any of our executive officers or key employees could be viewed in a negative light by investors and analysts, which could cause the price of our common stock to decline. We also place a large amount of importance on our culture, which we believe has been an important contributor to our success, and as we continue to grow, it may be increasingly difficult to maintain our culture. If we are unable to recruit, retain and motivate employees sufficiently to maintain our current business and support our projected growth, our business, financial condition, and operating results may be adversely affected.

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
Environmental, social and corporate governance (ESG) matters may impact our business and reputation.
There is increasing focus, public interest, and legislative pressure related to public companies’ ESG practices. Legislative, regulatory or other efforts, including those of the SEC and multiple states and countries, to combat ESG concerns could result in new or more stringent forms of oversight and expand mandatory and voluntary reporting, diligence and disclosure, which could increase costs and require resources dedicated toward the collection and disclosure of data (such as information regarding potential risks of climate change or greenhouse gas emissions), and bring additional focus on and further impact our business, results of operations, and financial condition. Further, if our ESG practices fail to meet investor, customer, consumer or employees’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship (including climate change, greenhouse gas emissions, packaging and waste), animal welfare, diversity, human capital management, and corporate governance and transparency, our reputation, brand, appeal to current and potential customers and investors, and employee retention may be negatively impacted, which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, if our competitors’ ESG practices are perceived to be better than our own, certain investors or customers may elect to invest in or be a patron of our competitors instead, which would have an adverse impact on our business, financial condition, and results of operations.
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
The securitized debt facility also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we may not satisfy such a test. A breach of these covenants could result in a rapid amortization event or default under the securitized debt facility. If amounts owed under the securitized debt facility are accelerated because of a default and we are unable to pay such amounts, the investors may have the right to assume control of substantially all of the securitized assets. If a rapid amortization event occurs under the indenture governing the securitized debt (including, without limitation, upon an event of default under the indenture or the failure to repay the securitized debt at the end of the applicable term), the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business and materially adversely affect our financial condition or results of operations.
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
Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us under our variable funding notes in amounts sufficient to fund our other liquidity needs, our financial condition and results of operations may be materially adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity investments.
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
•changes in our dividend policy or any share repurchase program;
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

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity
Risk Management
The Company maintains a comprehensive information security program that is designed to identify, protect against, detect and respond to, and manage cybersecurity threats. The program contains security measures that include, but are not limited to, the following: security policies and procedures; physical and environmental protections; monitoring processes and systems; asset management; risk assessments; a vulnerability management and remediation program; and maintenance of a third-party risk management program. We consult the National Institute of Standards and Technology Cyber Security Framework for guidance and leverage internal and external resources to design and execute our cybersecurity program.
The Company also trains employees to understand their role in attempting to protect the Company from cybersecurity attacks. Our information security training program for employees includes computer-based training at hire, annual follow-up training and acknowledgement of our information security policies, regular internal communications, and testing to measure the effectiveness of our information security program. For example, we conduct regular phishing awareness campaigns designed to emulate current threats and provide immediate feedback and, as necessary, additional training or remedial action.
In addition, the Company engages third parties to assist in assessing, identifying, and remediating material risks from cybersecurity threats. Our key cybersecurity controls are regularly tested and audited by third-party service providers, which we retain to help identify vulnerabilities in our systems and to help maintain compliance to standards and regulatory requirements. Other third-party service providers are enlisted by the Company for security operations center services to augment our teams’ monitoring capabilities and to assist with our investigation and response to alerts on emerging and ongoing threats.
We also maintain a third-party risk management program that includes policies and procedures designed to oversee and manage the cybersecurity risks associated with our third-party service providers. The Company conducts risk assessments at the initial onboarding of vendors or service providers who have access to Company systems or data and, subsequently, at regular intervals in an effort to help determine the severity and scope of risks to Company systems, data and operations.
In addition to implementing safeguards that attempt to minimize risks associated with a cybersecurity incident, the Company maintains disaster recovery and business continuity plans that include data backup capabilities. We also have incident response procedures designed to address cybersecurity events that may occur despite the safeguards we have put in place. Further, our incident response procedures and business continuity plans are also designed to assist in responding to breaches of any of our third-party service providers.
As of the date of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. In 2023, the Company reinforced its business continuity plan in an effort to provide increased oversight of our third-party service providers and suppliers. Risks from cybersecurity threats that are reasonably likely to materially affect the Company, its business strategy and results of operations or financial condition, include (but are not limited to): data loss; a disruption to our operations; a compromise or corruption of confidential or proprietary information; damage to our employee and business relationships and reputation; increased burden of regulatory compliance; and/or litigation and liability. See our related risk factors in “Item 1A. Risk Factors” for more information about the Company’s risks from cybersecurity threats and how such threats may impact the Company’s business, operations, and financial results.
Governance
Our Board classifies cybersecurity and information technology infrastructure among the most significant potential risks to our business in the Company’s enterprise risk management program. The Technology Committee, which consists of five independent directors, is responsible for the oversight of the Company’s cybersecurity and technology-related risks and management’s efforts to monitor and oversee those risks. The Technology Committee oversees these risks in conjunction with the Audit Committee, which also consists entirely of independent directors, and regularly participates in joint meetings with the Audit Committee to discuss these matters.
Our Senior Director of Information Security and Data Privacy, who has more than 20 years of experience in information technology-related roles, including engineering, governance, and security, oversees our information security program and matters of risk relating to cybersecurity. Members of our Information Technology team periodically provide risk reports to the Board and its committees, including assessments of the Company’s cybersecurity risks, their potential impact on our business operations, and management’s strategies to monitor and mitigate those risks. The committee chairs, in turn, report to the full Board as part of our general risk management process.

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
Due to lower square footage requirements, our restaurants can be located in a variety of locations. They tend to be located primarily in shopping centers, as in-line or end-cap locations. Our restaurants generally occupy approximately 1,700 square feet of leased retail space. As of December 30, 2023, we and our franchisees operated 2,214 restaurants in 45 states and 11 countries and U.S. territories.

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
Our common stock trades on the NASDAQ Global Select Market under the symbol “WING”. As of February 20, 2024, there were 132 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.
Dividends on Common Stock
On February 20, 2024, the Company’s board of directors declared a quarterly dividend of $0.22 per share of common stock, to be paid on March 29, 2024 to stockholders of record as of March 8, 2024, totaling approximately $6.5 million.
We evaluate dividend payments on common stock within the context of our overall capital allocation strategy with our board of directors on an ongoing basis, giving consideration to a number of factors including our current and forecasted earnings, financial condition, the general economic and regulatory environment, cash requirements, cash surplus, legal requirements or limitations, and other factors. There can be no assurance that we will continue to pay such dividends or as to the amount of any such dividends if paid.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the fiscal year ended December 30, 2023 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
The following table sets forth information on our share repurchases of our common stock during the fourth quarter of 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2023 - October 28, 2023	—	$—	—	$—
October 29, 2023 - November 25, 2023	—	—	—	—
November 26, 2023 - December 30, 2023	78,801	$193.51	78,801	125,000,000
Total	78,801	$193.51	78,801	$125,000,000

(1) On August 23, 2023, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution to repurchase $125.0 million of the Company’s common stock. Pursuant to the terms of the ASR Agreement, the Company paid the financial institution $125.0 million and, on August 25, 2023, the Company received and retired 567,151 shares of its common stock. Final settlement of the ASR Agreement occurred on December 21, 2023, and the Company received and retired an additional 78,801 shares of common stock. In connection with the ASR Agreement, the Company received and retired a total of 645,952 shares of common stock at an average share price of $193.51. The total number of shares repurchased under the ASR Agreement was based on a daily volume-weighted average share price during the valuation period specified in the ASR Agreement, less a discount and subject to adjustments.
(2) On August 16, 2023, the Company’s Board of Directors approved a new share repurchase program with authorization to purchase up to $250.0 million of its outstanding shares of common stock (the “Share Repurchase Authorization”). As of December 30, 2023, $125.0 million remained available under the Share Repurchase Authorization.

Performance Graph
The following performance graph compares the dollar change in the cumulative stockholder return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the Standard & Poor’s 400 Restaurant Index (the “S&P 400 Restaurant Index”). This graph assumes a $100 investment in our common stock and in each of the foregoing indices on December 29, 2018, and assumes the reinvestment of dividends, if any. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock, and historical stock price performance should not be relied upon as an indication of future stock price performance. This graph is “furnished” and not “filed” with the SEC and it is not “soliciting material,” and should not be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Item 6.	Reserved
Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying audited consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report and “Item 1A. Risk Factors” for a discussion of these risks and uncertainties.
A comparison of our results of operations and cash flows for fiscal year 2022 compared to fiscal year 2021 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 22, 2023.
We operate on a 52- or 53-week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53-week year, which contains 14 weeks. Fiscal year 2023 contains 52 weeks, while fiscal year 2022 contains 53 weeks.
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of December 30, 2023, we had a total of 2,214 restaurants in our system. Our restaurant base is 98% franchised, with 2,165 franchised locations (including 288 international locations) and 49 company-owned restaurants as of December 30, 2023. We generate revenues by charging royalties, advertising fees and franchise fees to our franchisees and by operating a number of our own restaurants.
We plan to grow our business by opening new franchised restaurants and increasing our same store sales, while leveraging our franchise model to create shareholder value. Domestic same store sales have increased for 20 consecutive years beginning in 2004, which includes 5-year cumulative domestic same stores sales growth of 62.2% since the beginning of fiscal year 2019. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating shareholder value through strong and consistent operating cash flow and capital-efficient growth.
Change in Presentation
Beginning in the first quarter of 2023, gains and losses on disposal of assets are no longer presented as an adjustment to EBITDA or Net income in our calculation of Adjusted EBITDA, Adjusted net income, and Adjusted earnings per diluted share. EBITDA, Adjusted EBITDA, Adjusted net income, and Adjusted earnings per diluted share are non-GAAP measures and are defined below. Prior period gains and losses on disposal of assets have been excluded from these measures to conform to the current presentation. This reclassification had no impact on operating income, balance sheets or statements of cash flows.
Highlights for Fiscal Year 2023 Compared to Fiscal Year 2022(1)
•System-wide sales increased 27.1% over the prior fiscal year to $3.5 billion;
•System-wide restaurant count increased 13.0% over the prior fiscal year to a total of 2,214 worldwide locations, driven by 255 net unit openings;
•Domestic same store sales increased 18.3% over the prior fiscal year;
•Company-owned domestic same store sales increased 8.2% over the prior fiscal year;
•Digital sales increased to 67.0% of system-wide sales;
•Domestic AUV increased to $1.8 million;
•Total revenue increased 28.7% over the prior fiscal year to $460.1 million;
•Net income increased 32.5% over the prior fiscal year to $70.2 million, or $2.35 per diluted share, compared to $52.9 million, or $1.77 per diluted share in the prior fiscal year;
•Adjusted net income and adjusted earnings per diluted share, both non-GAAP measures, increased 36.0% to $74.1 million, or $2.48 per diluted share, compared to $54.5 million, or $1.82 per diluted share in the prior fiscal year; and
•Adjusted EBITDA, a non-GAAP measure, increased 36.1% to $146.5 million, compared to adjusted EBITDA of $107.6 million in the prior fiscal year.
(1) The fiscal year ended December 31, 2022 benefited from a 53rd week as compared to fiscal 2023.

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

	Domestic Company-owned	Domestic Franchised	International Franchised(1)	System-wide
Restaurant count at December 25, 2021	36	1,498	197	1,731
Openings	5	187	45	237
Closures	(1)	(4)	(4)	(9)
Net purchase from (sold by) franchisees	3	(3)	—	—
Restaurant count at December 31, 2022	43	1,678	238	1,959
Openings	4	202	59	265
Closures	—	(1)	(9)	(10)
Net purchase from (sold by) franchisees	2	(2)	—	—
Restaurant count at December 30, 2023	49	1,877	288	2,214

(1) Includes U.S. territories.
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

The following table sets forth our key performance indicators for the fiscal years ended December 30, 2023 and December 31, 2022 (in thousands, except unit data):

	Year ended
	December 30, 2023	December 31, 2022
Number of system-wide restaurants at period end	2,214	1,959
System-wide sales(1)	$3,482,370	$2,738,920
Domestic AUV	$1,827	$1,606
Domestic same store sales growth(2)	18.3%	3.4%
Company-owned domestic same store sales growth(2)	8.2%	1.0%
Total revenue	$460,055	$357,521
Net income	$70,175	$52,947
Adjusted EBITDA(3)	$146,484	$107,644
Adjusted net income(4)	$74,089	$54,466

(1) The percentage of system-wide sales attributable to company-owned restaurants was 2.8% and 2.9% for the fiscal years ended December 30, 2023 and December 31, 2022, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
(2) Fiscal 2022 included a 53rd week; same store sales percentages were calculated excluding the 53rd week.
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
The following table reconciles net income to EBITDA and adjusted EBITDA for the fiscal years ended December 30, 2023 and December 31, 2022 (in thousands):

	Year ended
	December 30, 2023	December 31, 2022
Net income	$70,175	$52,947
Interest expense, net	18,227	21,230
Income tax expense	24,135	16,369
Depreciation and amortization	13,239	10,899
EBITDA	$125,776	$101,445
Additional adjustments:
Loss on debt extinguishment and financing transactions (a)	—	1,124
Consulting fees (b)	5,150	875
Stock-based compensation expense (c)	15,558	4,200
Adjusted EBITDA	$146,484	$107,644

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
(b) Represents non-recurring consulting fees that are not part of our ongoing operations and are incurred to execute discrete, project-based strategic initiatives, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income. Fiscal year 2022 includes approximately $0.5 million of third-party consulting fees incurred relating to a strategic initiative to consider the development of a business plan and financial model for potential vertical integration of a poultry complex, which review was completed in fiscal year 2022. Fiscal years 2023 and 2022 include approximately $5.2 million and $0.4 million, respectively, in consulting fees relating to a comprehensive review of our long-term growth strategy for our domestic business to explore potential future initiatives, and which review was completed in fiscal year 2023. Given the magnitude and scope of these two strategic review initiatives that are not expected to recur in the foreseeable future, the Company considers the incremental consulting fees incurred with respect to the initiatives not reflective of the ongoing costs to operate its business.
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
The following table reconciles net income to adjusted net income and calculates adjusted earnings per diluted share for the fiscal years ended December 30, 2023 and December 31, 2022 (in thousands):

	Year Ended
	December 30, 2023	December 31, 2022
Numerator:
Net income	$70,175	$52,947
Adjustments:
Loss on debt extinguishment and financing transactions (a)	—	1,124
Consulting fees (b)	5,150	875
Tax effect of adjustments (c)	(1,236)	(480)
Adjusted net income	$74,089	$54,466
Denominator:
Weighted-average shares outstanding - diluted	29,856	29,963
Adjusted earnings per diluted share	$2.48	$1.82

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
(b) Represents non-recurring consulting fees that are not part of our ongoing operations and are incurred to execute discrete, project-based strategic initiatives, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income. Fiscal year 2022 includes approximately $0.5 million of third-party consulting fees incurred relating to a strategic initiative to consider the development of a business plan and financial model for potential vertical integration of a poultry complex, which review was completed in fiscal year 2022. Fiscal years 2023 and 2022 include approximately $5.2 million and $0.4 million, respectively, in consulting fees relating to a comprehensive review of our long-term growth strategy for our domestic business to explore potential future initiatives, and which review was completed in fiscal year 2023. Given the magnitude and scope of these two strategic review initiatives that are not expected to recur in the foreseeable future, the Company considers the incremental consulting fees incurred with respect to the initiatives not reflective of the ongoing costs to operate its business.
(c) Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an assumed effective tax rate of 24% for the periods ended December 30, 2023 and December 31, 2022, which includes provisions for U.S. federal income taxes, and assumes the respective statutory rates for applicable state and local jurisdictions.

Results of Operations
Year ended December 30, 2023 compared to year ended December 31, 2022
The following table sets forth certain income and expense items included in the Consolidated Statements of Comprehensive Income for fiscal year 2023 and fiscal year 2022 (in thousands, except for percentages):

	Year ended		Increase / (Decrease)
	December 30, 2023	December 31, 2022	$	%
Revenue:
Royalty revenue, franchise fees and other	$207,077	$158,614	$48,463	30.6%
Advertising fees	157,138	119,011	38,127	32.0%
Company-owned restaurant sales	95,840	79,896	15,944	20.0%
Total revenue	460,055	357,521	102,534	28.7%
Costs and expenses:
Cost of sales (1)	70,646	63,395	7,251	11.4%
Advertising expenses	166,583	123,069	43,514	35.4%
Selling, general and administrative	96,898	67,061	29,837	44.5%
Depreciation and amortization	13,239	10,899	2,340	21.5%
Loss on disposal of assets	95	1,164	(1,069)	(91.8)%
Total costs and expenses	347,461	265,588	81,873	30.8%
Operating income	112,594	91,933	20,661	22.5%
Interest expense, net	18,227	21,230	(3,003)	(14.1)%
Loss on debt extinguishment and financing transactions	—	814	(814)	(100.0)%
Other (income) expense	57	573	(516)	(90.1)%
Income before income tax expense	94,310	69,316	24,994	36.1%
Income tax expense	24,135	16,369	7,766	47.4%
Net income	$70,175	$52,947	$17,228	32.5%

(1)	Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, but excludes depreciation and amortization, which are presented separately.
Revenue
During fiscal year 2023, total revenue was $460.1 million, an increase of $102.5 million, or 28.7%, compared to $357.5 million in the prior fiscal year.
Royalty revenue, franchise fees and other increased $48.5 million, of which $25.6 million was due to domestic same store sales growth of 18.3%, and $16.5 million was due to net new franchise development since December 31, 2022. Other revenue increased by $4.2 million primarily due to an increase in vendor rebates. These increases were partially offset by approximately $3.0 million in royalties from the 53rd week in the prior fiscal year.
Advertising fees increased $38.1 million, of which $34.6 million was due to a 27.1% increase in system-wide sales during fiscal year 2023, and $6.2 million was due to an increase in the national advertising fund contribution rate to 5% from 4% effective the first day of the fiscal second quarter 2022. These increases were partially offset by approximately $2.7 million in advertising fees from the 53rd week in the prior fiscal year.
Company-owned restaurant sales increased $15.9 million primarily due to an increase of $10.3 million related to the increase in the number of company-owned restaurants as compared to the prior fiscal year, as well as an increase of $7.1 million related to company-owned same store sales growth of 8.2%, which was driven by an increase in transactions. These increases were partially offset by approximately $1.5 million in sales from the 53rd week in the prior fiscal year.

Cost of sales

	Year ended	As a % of company-owned restaurant sales	Year ended	As a % of company-owned restaurant sales
	December 30, 2023		December 31, 2022
Food, beverage and packaging costs	$31,697	33.1%	$30,579	38.3%
Labor costs	22,963	24.0%	19,234	24.1%
Other restaurant operating expenses	18,314	19.1%	15,380	19.3%
Vendor rebates	(2,328)	(2.4)%	(1,798)	(2.3)%
Total cost of sales	$70,646	73.7%	$63,395	79.3%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 33.1% in fiscal year 2023 compared to 38.3% in the prior fiscal year. The decrease is primarily due to a 27.1% decrease in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 24.0% in fiscal year 2023 compared to 24.1% in the prior fiscal year. The decrease is primarily due to sales leverage related to the company-owned domestic same store sales increase of 8.2%, offset by an increase in company-owned restaurant wages.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 19.1% in fiscal year 2023 compared to 19.3% in the prior fiscal year. The decrease is primarily related to a decrease in pre-opening expenses as compared to the prior year fiscal period, offset by an increase in the national advertising fund contribution rate to 5% from 4% effective the first day of the fiscal second quarter 2022.
Advertising expenses
Advertising expenses were $166.6 million, an increase of $43.5 million, compared to $123.1 million in fiscal year 2022. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (“SG&A”)
SG&A was $96.9 million in fiscal year 2023, an increase of $29.8 million, or 44.5%, compared to $67.1 million in the prior fiscal year. The prior fiscal year was impacted by the benefit of $5.4 million in forfeited stock awards, offset by additional expenses of approximately $1.0 million in expenses related to the 53rd week. In fiscal year 2023, incentive compensation and performance-based stock compensation expense increased $9.3 million primarily related to the Company’s current fiscal year performance, professional and consulting fees increased $7.2 million associated with the Company’s strategic initiatives, and headcount related expenses increased $4.1 million to support the growth in our business.
Depreciation and amortization
Depreciation and amortization was $13.2 million in fiscal year 2023, an increase of $2.3 million, or 21.5%, compared to $10.9 million in the prior fiscal year. The increase in depreciation and amortization was primarily due to capital expenditures related to our technology investments, partially offset by an estimated $0.3 million related to the 53rd week in the prior fiscal year.
Interest expense, net
Interest expense, net was $18.2 million in fiscal year 2023, a decrease of $3.0 million, or 14.1%, compared to $21.2 million in the prior fiscal year. The decrease was due to $3.9 million of additional interest income earned during fiscal year 2023, as well as approximately $0.4 million in interest expense related to the 53rd week in the prior fiscal year. These decreases were partially offset by an increase in interest expense related to the securitized financing transaction completed on March 9, 2022, which increased our outstanding debt by $250 million.
Loss on debt extinguishment and financing transactions
Loss on debt extinguishment and financing transactions was $0.8 million during fiscal year 2022 due to costs and fees associated with the extinguishment of our 2020 variable funding note facility on March 9, 2022.
Income tax expense
The effective tax rate in fiscal year 2023 was 25.6%, compared to an effective tax rate of 23.6% in the prior fiscal year. The increase in the effective tax rate was primarily due to the impact of tax benefits associated with stock awards forfeited during fiscal year 2022.
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
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our 2022 Variable Funding Notes (defined below). As of December 30, 2023, the Company had $119.7 million of cash and cash equivalents on its balance sheet, including advertising fund cash and cash equivalents.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility including our 2022 Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
The following table shows summary cash flows information for fiscal years 2023 and 2022 (in thousands):

	Year ended
	December 30, 2023	December 31, 2022
Net cash provided by (used in):
Operating activities	$121,601	$76,238
Investing activities	(52,153)	(28,683)
Financing activities	(155,487)	103,254
Net change in cash, cash equivalents and restricted cash	$(86,039)	$150,809
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
Net cash provided by operating activities was $121.6 million in fiscal year 2023, an increase of $45.4 million from cash provided by operating activities of $76.2 million in the prior fiscal year. The increase is primarily due to an increase in operating income, as well as changes in Ad Fund cash and cash equivalents, directly related to the timing of payments for expenses incurred for national advertising.
Investing activities. Our net cash used in investing activities was $52.2 million in fiscal year 2023, an increase of $23.5 million, from $28.7 million in fiscal year 2022. The increase in cash used in investing activities was primarily due to an increase in purchases of property and equipment during the current fiscal year, as well as an increase in restaurant acquisition costs as compared to the prior fiscal year.
Financing activities. Our net cash used in financing activities was $155.5 million in fiscal year 2023, primarily related to the repurchase of $125.0 million in common stock under our ASR Agreement, dividend payments of $24.9 million, and repayment of long-term debt of $3.7 million. Cash provided by financing activities of $103.3 million in fiscal year 2022 was primarily related to the net cash provided by additional borrowings under our 2022 Class A-2 Notes (as defined below) of $250 million, partially offset by the payment of a special dividend in connection with the securitized financing transaction totaling $119.5 million, as well as deferred financing and other debt related costs incurred of $5.4 million.
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
In addition to the 2022 Notes, the Company’s outstanding debt consists of its existing Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Notes”). No borrowings were outstanding under the 2022 Variable Funding Notes as of December 30, 2023.
Dividends. We paid quarterly cash dividends of $0.19 per share of common stock in each of the first two quarters of 2023, and quarterly cash dividends of $0.22 per share of common stock in both the third and fourth quarters of 2023, resulting in aggregate quarterly dividend payments of $24.4 million in fiscal year 2023. On February 20, 2024, the Company’s board of directors approved a dividend of $0.22 per share, to be paid on March 29, 2024 to stockholders of record as of March 8, 2024, totaling approximately $6.5 million.
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
On August 23, 2023, the Company entered into the ASR Agreement with a third-party financial institution to repurchase $125.0 million of the Company’s common stock as part of the Share Repurchase Authorization. Under the ASR Agreement, the Company paid the financial institution $125.0 million in cash and received and retired a total of 645,952 shares of common stock at an average share price of $193.51. Final settlement of the ASR Agreement occurred on December 21, 2023. The total number of shares repurchased under the ASR Agreement was based on a daily volume-weighted average share price during the valuation period specified in the ASR Agreement, less a discount and subject to adjustments. As of December 30, 2023, $125.0 million remained available under the Share Repurchase Authorization.
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

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates may require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our most significant accounting policies and estimates are more fully described in “Note 1 - Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements. However, we believe the accounting policies described below are particularly important to the portrayal and understanding of our financial position and results of operations.
Revenue Recognition
Revenues consist primarily of royalties, national advertising fund contributions, initial and renewal franchise fees, and upfront fees from development agreements and international territory agreements. The Company's performance obligations under its franchise agreements consist of (a) a franchise license, (b) pre-opening services, such as training, and (c) ongoing services, such as management of Ad Fund contributions, development of training materials and menu items, and restaurant monitoring. These performance obligations are highly interrelated, so they are not considered to be individually distinct and therefore are accounted for as a single performance obligation, which is satisfied by providing a right to use the Company's intellectual property over the term of each franchise agreement. Franchise fee, development fee and international territory fee payments received by the Company before the restaurant opens are recorded as deferred revenue in the Consolidated Balance Sheets.
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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. Although we attempt to minimize the effect of price volatility by negotiating fixed price contracts for the supply of key ingredients, there are no established fixed price markets for bone-in chicken wings, and as a result we are subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 16.8% and 23.1% of our company-owned restaurant costs of sales in fiscal years 2023 and 2022. A hypothetical 10.0% increase in the bone-in chicken wing costs in fiscal year 2023 would have increased company-owned restaurant costs of sales by approximately $1.2 million during the year. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $720.9 million incurred under the 2022 Notes and 2020 Notes as of December 30, 2023 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the 2022 Variable Funding Notes; however, the Company had no outstanding borrowings under its 2022 Variable Funding Notes as of December 30, 2023.

Item 8.	Financial Statements and Supplementary Data
Information with respect to this Item is set forth beginning on page F-1. See “Item 15. Exhibits and Financial Statement Schedules” below.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2023 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of December 30, 2023, our internal control over financial reporting is effective based on those criteria.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 30, 2023.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Wingstop Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Wingstop Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2023 and December 31, 2022, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 30, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP

Dallas, Texas
February 21, 2024

Item 9B.	Other Information
During the quarter ended December 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item 10 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 11.	Executive Compensation
Information required by this Item 11 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item 12 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The Company’s independent registered public accounting firm is KPMG LLP. Information required by this Item 14 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

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

10.12†	Form of Indemnification Agreement, filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-203891) on June 2, 2015 and incorporated herein by reference.
10.13†
Wingstop Inc. Employee Stock Purchase Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2019 (File No. 001-37425) and incorporated herein by reference.

10.14†
Offer Letter between Wingstop Inc. and Michael J. Skipworth, dated April 25, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on April 29, 2022 and incorporated herein by reference.

10.15
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

21.1*	List of Subsidiaries of Wingstop Inc.
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*†	Wingstop Inc. Clawback Policy.
101.INS*	Inline XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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
February 21, 2024
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael J. Skipworth	President and Chief Executive Officer, Director	February 21, 2024
Michael J. Skipworth	(Principal Executive Officer)
/s/ Alex R. Kaleida	Chief Financial Officer	February 21, 2024
Alex R. Kaleida	(Principal Financial and Accounting Officer)
/s/ Lynn Crump-Caine	Chair of the Board	February 21, 2024
Lynn Crump-Caine
/s/ Krishnan Anand	Director	February 21, 2024
Krishnan Anand
/s/ David L. Goebel	Director	February 21, 2024
David L. Goebel
/s/ Michael J. Hislop	Director	February 21, 2024
Michael J. Hislop
/s/ Kate S. Lavelle	Director	February 21, 2024
Kate S. Lavelle
/s/ Kilandigalu M. Madati	Director	February 21, 2024
Kilandigalu M. Madati
/s/ Wesley S. McDonald	Director	February 21, 2024
Wesley S. McDonald
/s/ Anna M. Smith	Director	February 21, 2024
Anna M. Smith

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Wingstop Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Wingstop Inc. and subsidiaries (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 30, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the sufficiency of audit evidence obtained over royalty revenue and advertising fees
As discussed in Notes 1 and 17 to the consolidated financial statements, the Company recognized $186.5 million of royalty revenue and $157.1 million of advertising fees for the year ended December 30, 2023. Royalty revenue and advertising fees are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement.
We identified the evaluation of the sufficiency of audit evidence obtained over royalty revenue and advertising fees as a critical audit matter. This evaluation required subjective auditor judgement due to the highly automated nature of certain processes to record revenue that involve interfacing data across multiple IT systems. The complexity of the IT environment required the involvement of IT professionals with specialized skills and knowledge.
The following are the primary procedures performed to address this critical audit matter. We applied auditor judgement to determine the nature and extent of procedures to be performed over the processing and recording of revenue, including the determination of IT systems for which those procedures were performed. We evaluated the design and tested the operating effectiveness of certain internal controls related to the processing and recording of revenue. We involved IT professionals with specialized skills and knowledge who assisted in testing certain general IT and automated internal controls over IT systems used for the processing and recording of revenue. We compared revenue recognized to cash received for royalty revenue and advertising fees. We confirmed with a sample of franchisees regarding the amount of royalties and advertising fees that they owed to the Company. In addition, we evaluated the overall sufficiency of the audit evidence obtained over royalty revenue and advertising fees by assessing the results of procedures performed.

/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Dallas, Texas
February 21, 2024

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value data)

	December 30, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$90,216	$184,496
Restricted cash	11,444	13,296
Accounts receivable, net	12,408	9,461
Prepaid expenses and other current assets	4,948	4,252
Advertising fund assets, restricted	25,328	15,167
Total current assets	144,344	226,672
Property and equipment, net	91,292	66,851
Goodwill	67,708	62,514
Trademarks	32,700	32,700
Customer relationships, net	7,740	9,015
Other non-current assets	34,041	26,438
Total assets	$377,825	$424,190
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$4,725	$5,219
Other current liabilities	40,951	34,726
Current portion of debt	—	7,300
Advertising fund liabilities	25,328	15,167
Total current liabilities	71,004	62,412
Long-term debt, net	712,327	706,846
Deferred revenues, net of current	30,145	27,052
Deferred income tax liabilities, net	3,721	4,180
Other non-current liabilities	17,994	14,561
Total liabilities	835,191	815,051
Commitments and contingencies (see Note 13)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,337,920 and 29,932,668 shares issued and outstanding as of December 30, 2023 and December 31, 2022, respectively	293	300
Additional paid-in-capital	2,676	2,797
Retained deficit	(459,994)	(393,321)
Accumulated other comprehensive loss	(341)	(637)
Total stockholders' deficit	(457,366)	(390,861)
Total liabilities and stockholders' deficit	$377,825	$424,190
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021

Revenue:
Royalty revenue, franchise fees and other	$207,077	$158,614	$130,676
Advertising fees	157,138	119,011	81,529
Company-owned restaurant sales	95,840	79,896	70,297
Total revenue	460,055	357,521	282,502
Costs and expenses:
Cost of sales (1)	70,646	63,395	57,416
Advertising expenses	166,583	123,069	83,989
Selling, general and administrative	96,898	67,061	62,895
Depreciation and amortization	13,239	10,899	7,943
Loss on disposal of assets	95	1,164	(3,497)
Total costs and expenses	347,461	265,588	208,746
Operating income	112,594	91,933	73,756
Interest expense, net	18,227	21,230	14,984
Loss on debt extinguishment and financing transactions	—	814	—
Other (income) expense	57	573	(135)
Income before income tax expense	94,310	69,316	58,907
Income tax expense	24,135	16,369	16,249
Net income	$70,175	$52,947	$42,658

Earnings per share
Basic	$2.36	$1.77	$1.43
Diluted	$2.35	$1.77	$1.42

Weighted average shares outstanding
Basic	29,769	29,893	29,769
Diluted	29,856	29,963	29,944

Dividends per share	$0.82	$4.72	$0.62

Other comprehensive income (loss)
Currency translation adjustment	$296	$(381)	$(256)
Other comprehensive income (loss)	296	(381)	(256)
Comprehensive income	$70,471	$52,566	$42,402
(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 26, 2020	29,687,123	297	421	(342,028)	—	(341,310)
Net income	—	—	—	42,658	—	42,658
Shares issued under stock plans	161,873	2	746	—	—	748
Tax payments for restricted stock upon vesting	(11,542)	—	—	(1,915)	—	(1,915)
Stock-based compensation expense	—	—	9,631	—	—	9,631
Dividends declared on common stock and equivalents	—	—	(10,335)	(8,746)	—	(19,081)
Currency translation adjustment	—	—	—	—	(256)	(256)
Balance at December 25, 2021	29,837,454	299	463	(310,031)	(256)	(309,525)
Net income	—	—	—	52,947	—	52,947
Shares issued under stock plans	97,281	1	3,314	—	—	3,315
Tax payments for restricted stock upon vesting	(2,067)	—	—	(315)	—	(315)
Stock-based compensation expense	—	—	4,200	—	—	4,200
Dividends declared on common stock and equivalents	—	—	(5,180)	(135,922)	—	(141,102)
Currency translation adjustment	—	—	—	—	(381)	(381)
Balance at December 31, 2022	29,932,668	300	2,797	(393,321)	(637)	(390,861)
Net income	—	—	—	70,175	—	70,175
Shares issued under stock plans	65,779	—	951	—	—	951
Tax payments for restricted stock upon vesting	(14,575)	—	—	(2,480)	—	(2,480)
Stock-based compensation expense	—	—	15,558	—	—	15,558
Dividends declared on common stock and equivalents	—	—	(16,239)	(8,490)	—	(24,729)
Purchases of common stock	(645,952)	(7)	(391)	(125,878)	—	(126,276)
Currency translation adjustment	—	—	—	—	296	296
Balance at December 30, 2023	29,337,920	293	2,676	(459,994)	(341)	(457,366)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Operating activities
Net income	$70,175	$52,947	$42,658
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,239	10,899	7,943
Deferred income taxes	(1,551)	(3,252)	2,953
Stock-based compensation expense	15,558	4,200	9,631
Loss (gain) on disposal of assets	95	1,164	(3,497)
Loss on debt extinguishment	—	814	—
Amortization of debt issuance costs	2,043	1,939	1,401
Changes in operating assets and liabilities:
Accounts receivable	(2,947)	(2,468)	(2,135)
Prepaid expenses and other assets	599	584	(2,659)
Advertising fund assets and liabilities, net	10,093	5,048	(10,723)
Accounts payable and other current liabilities	10,634	5,102	(268)
Deferred revenue	3,593	(712)	3,386
Other non-current liabilities	70	(27)	188
Cash provided by operating activities	121,601	76,238	48,878

Investing activities
Purchases of property and equipment	(40,833)	(23,940)	(28,021)
Acquisitions of restaurants from franchisees	(10,832)	(7,809)	(4,876)
Proceeds from sales of assets	320	4,063	7,207
Payments for investments	(808)	(997)	(4,163)
Cash used in investing activities	(52,153)	(28,683)	(29,853)

Financing activities
Proceeds from exercise of stock options	951	3,315	748
Purchases of common stock	(125,401)	—	—
Borrowings of long-term debt	—	250,000	—
Repayments of long-term debt	(3,650)	(3,025)	(2,400)
Payment of deferred financing costs and other debt-related costs	—	(5,442)	—
Tax payments for restricted stock upon vesting	(2,480)	(315)	(1,915)
Dividends paid	(24,907)	(141,279)	(19,822)
Cash provided by (used in) financing activities	(155,487)	103,254	(23,389)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(86,039)	150,809	(4,364)
Cash, cash equivalents, and restricted cash at beginning of period	205,715	54,906	59,270
Cash, cash equivalents, and restricted cash at end of period	$119,676	$205,715	$54,906

Supplemental information:
Accrued capital expenditures	$2,963	$7,273	$5,074
Cash paid for interest	$22,740	$20,480	$15,035
Cash paid for taxes	$27,918	$13,584	$10,423
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Basis of Presentation and Summary of Significant Accounting Policies
Overview
Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of December 30, 2023, the Company had a total of 2,214 restaurants in its system. The Company's restaurant base is 98% franchised, with 2,165 franchised restaurants (including 288 international restaurants) and 49 company-owned restaurants as of December 30, 2023. The Company operates as a single segment for reporting purposes.
Summary of Significant Accounting Policies

(a)	Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Wingstop Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Year End
The Company uses a 52/53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2023, 2022, and 2021 included 52, 53, and 52 weeks, respectively. The 53rd week in fiscal 2022 fell in the fourth fiscal quarter.

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

(d)	Cash, Cash Equivalents, and Restricted Cash
The Company continually monitors its positions with, and the credit quality of, the financial institutions in which it maintains its deposits and investments. As of December 30, 2023 and December 31, 2022, the Company maintained balances in various cash accounts in excess of federally insured limits. All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents.
Restricted cash includes cash and cash equivalents held for future principal and interest payments as required by the Company's debt agreements (see Note 11). The Company also has Advertising fund restricted cash, which can only be used for activities related to the promotion of the Wingstop brand.

Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets that are included in the Consolidated Statements of Cash Flows as of December 30, 2023 and December 31, 2022 were as follows (in thousands):

	December 30, 2023	December 31, 2022
Cash and cash equivalents	$90,216	$184,496
Restricted cash	11,444	13,296
Restricted cash, included in Advertising fund assets, restricted	18,016	7,923
Total cash, cash equivalents, and restricted cash	$119,676	$205,715

(e)	Accounts Receivable
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
At the time property and equipment are retired, the asset and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in earnings. The Company expenses repair and maintenance costs that maintain the appearance and functionality of the restaurant but do not extend the useful life of any restaurant asset. Improvements to leased properties are depreciated over the shorter of their useful life or the lease term, which includes a fixed, non-cancelable lease term plus any reasonably assured renewal periods. See Note 6 for additional information.

(h)	Impairment or Disposal of Long-Lived Assets
Property and equipment and finite-life intangible assets are reviewed for impairment periodically and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment and finite-lived intangible assets is performed at the component level, which is generally an individual restaurant and requires judgment and an estimate of future restaurant generated cash flows. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections. The Company did not record any impairment losses on long-lived assets in fiscal years 2023, 2022, or 2021.

(i)	Goodwill and Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of goodwill and trademarks, which are not subject to amortization. We generally record goodwill in connection with the acquisition of restaurants from franchisees. On an annual basis (October 1st of each fiscal year) and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, the Company reviews the recoverability of goodwill and indefinite-lived intangible assets. No indications of impairment were identified during fiscal years 2023, 2022, or 2021.

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
Revenues consist primarily of royalties, national advertising fund (the "Ad Fund") contributions (advertising fees), initial and renewal franchise fees, and upfront fees from development agreements and international territory agreements. The Company's performance obligations under its franchise agreements consist of (a) a franchise license, (b) pre-opening services, such as training, and (c) ongoing services, such as management of the Ad Fund contributions, development of training materials and menu items, and restaurant monitoring. These performance obligations are highly interrelated, so they are not considered to be individually distinct and therefore are accounted for as a single performance obligation, which is satisfied by providing a right to use the Company's intellectual property over the term of each franchise agreement. Franchise fee, development fee and international territory fee payments received by the Company before the restaurant opens are recorded as deferred revenue in the Consolidated Balance Sheets.
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
The Company has entered into food and beverage supply agreements with certain major vendors. Pursuant to the terms of these arrangements, rebates are provided to the Company from the vendors based upon the dollar volume of purchases for company-owned restaurants and franchised restaurants. These incentives are recognized as earned throughout the year and are classified as a reduction in Cost of sales with any consideration received in excess of the total expense of the vendor’s products included within Royalty revenue, franchise fees and other within the Consolidated Statements of Comprehensive Income. The incentives recognized were approximately $17.7 million, $13.1 million, and $8.7 million, during fiscal years 2023, 2022, and 2021, respectively, of which $2.3 million, $1.8 million, and $1.6 million was classified as a reduction in Cost of sales during fiscal years 2023, 2022, and 2021, respectively.

(m)	Advertising Expenses
The Company administers the Ad Fund, for which a percentage of gross sales is collected from domestic restaurant franchisees and company-owned restaurants to be used for various forms of advertising for the Wingstop brand. Effective the first day of the fiscal second quarter of 2022, domestic franchisees’ contribution rates to the national advertising fund increased to 5%, up from 4%, of gross sales. The national advertising fund contribution rate was 4% for fiscal year 2021.

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
The Company expenses the production costs of advertising in the period in which the advertising first occurs. All other advertising and promotional costs are expensed in the period incurred. When contributions to the Ad Fund exceed the related advertising expenses, advertising costs are accrued up to the amount of the related contributions. Ad Fund contributions and expenditures are reported on a gross basis on the Consolidated Statements of Comprehensive Income.
Advertising expenses incurred by company-owned restaurants are included within Cost of sales in the Consolidated Statements of Comprehensive Income. Company-owned restaurants incurred advertising expenses of $4.9 million, $3.6 million, and $3.3 million in fiscal years 2023, 2022, and 2021, respectively.

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
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and can be applied either prospectively or retrospectively. We are currently evaluating the impact of adopting this ASU on our disclosures.
We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.

(2)	Earnings Per Share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities convertible into, or other contracts to issue, common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of the exercise and vesting of stock options and service-based and performance-based restricted stock units, respectively, determined using the treasury stock method.
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Fiscal Year
	December 30, 2023	December 31, 2022	December 25, 2021
Basic weighted average shares outstanding	29,769	29,893	29,769
Dilutive shares	87	70	175
Diluted weighted average shares outstanding	29,856	29,963	29,944
We had approximately 0, 19,000, and 3,000 equity awards outstanding at December 30, 2023, December 31, 2022, and December 25, 2021, respectively, that were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.

(3)	Stockholders’ Deficit
Dividends
In connection with the Company's regular dividend program, the Company declared and paid dividends of $24.4 million, or $0.82 per common share, in fiscal year 2023, $21.5 million, or $0.72 per common share, in fiscal year 2022, and $18.5 million, or $0.62 per common share, in fiscal year 2021.
Subsequent to the end of fiscal year 2023, on February 20, 2024, the Company’s board of directors declared a quarterly dividend of $0.22 per share of common stock, to be paid on March 29, 2024 to stockholders of record as of March 8, 2024, totaling approximately $6.5 million.
Separate from the Company's regular dividend program, the Company declared and paid special dividends of $119.5 million, or $4.00 per share of common stock, in fiscal year 2022. No special dividends were declared or paid during fiscal years 2023 and 2021.

Share Repurchase Program
On August 16, 2023, the Company’s Board of Directors approved a new share repurchase program with authorization to purchase up to $250.0 million of its outstanding shares of common stock (the “Share Repurchase Authorization”).
On August 23, 2023, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution to repurchase $125.0 million of the Company’s common stock as part of the Share Repurchase Authorization. Under the ASR Agreement, the Company paid the financial institution $125.0 million in cash and received and retired a total of 645,952 shares of common stock at an average share price of $193.51. Final settlement of the ASR occurred on December 21, 2023. The total number of shares repurchased under the ASR Agreement was based on the daily volume-weighted average share price during the valuation period specified in the ASR Agreement, less a discount and subject to adjustments. As of December 30, 2023, $125.0 million remained available under the Share Repurchase Authorization.

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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	December 30, 2023		December 31, 2022
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$472,800	$423,823	$475,200	$406,462
2022-1 Class A-2 Senior Secured Notes (1)	Level 2	$248,125	$222,370	$249,375	$215,709
Investments in bonds of LPH (Note 10) (2)	Level 3	$3,557	$4,306	$3,196	$3,906
(1) The fair value of the 2020-1 and 2022-1 Class A-2 Senior Secured Notes was estimated using available market information.
(2) The fair value approximates discounted cash flows using current market rates for debt investments with similar maturities and credit risk.

(5)	Accounts Receivable, net
Accounts receivable, net, consist of the following (in thousands):

	December 30, 2023	December 31, 2022
Vendor rebates receivable	$5,311	$3,610
Royalties receivable	5,717	3,811
Other receivables, net	1,380	2,040
Accounts receivable, net	$12,408	$9,461

(6)	Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	December 30, 2023	December 31, 2022
Building	15,769	15,769
Construction in progress	46,675	23,008
Equipment, furniture and fixtures	41,268	33,406
Leasehold and other improvements	26,599	23,295
Land	2,828	2,828
Property and equipment, gross	133,139	98,306
Less: accumulated depreciation	(41,847)	(31,455)
Property and equipment, net	$91,292	$66,851
Depreciation expense was $10.6 million, $8.7 million, and $5.6 million for the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively.

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
The following is a summary of goodwill balances and activity (in thousands):

	December 30, 2023	December 31, 2022
Balance, beginning of period	$62,514	$56,877
Acquisition of restaurants, net	5,194	5,637
Balance, end of period	$67,708	$62,514
Intangible assets, excluding goodwill, consisted of the following (in thousands):

	December 30, 2023	December 31, 2022	Weighted Average Amortization Period (in years)
Intangible assets:
Trademarks	$32,700	$32,700
Indefinite-lived assets	32,700	32,700
Customer relationships	26,300	26,300	20.0
Franchise rights (1)	14,168	9,038	6.2
Less: accumulated amortization	(24,488)	(21,931)
Definite-lived assets	15,980	13,407	16.7
Intangible assets, net	$48,680	$46,107
(1)Included within Other non-current assets net of associated accumulated amortization within the Consolidated Balance Sheets.

Amortization expense for definite-lived intangibles was $2.7 million in fiscal year 2023, $2.2 million in fiscal year 2022, and $2.3 million in fiscal year 2021. Estimated amortization expense, for the five succeeding fiscal years and the aggregate thereafter is (in thousands):

Fiscal year 2024	$2,898
Fiscal year 2025	2,711
Fiscal year 2026	2,504
Fiscal year 2027	2,366
Fiscal year 2028	2,177
Thereafter	3,324
Total	$15,980

(8)	Prepaid Expenses and Other Current Assets and Other Current Liabilities
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 30, 2023	December 31, 2022
Prepaid expenses	$3,567	$2,735
Inventories	535	389
Other current assets	846	1,128
Total	$4,948	$4,252
Other current liabilities consisted of the following (in thousands):

	December 30, 2023	December 31, 2022
Accrued payroll and incentive compensation	$14,331	$8,733
Current portion of deferred revenues	4,846	4,476
Taxes payable	2,948	6,401
Short term lease liability	2,380	2,283
Accrued interest	1,702	1,711
Gift card liability	1,926	1,565
Other accrued liabilities	12,818	9,557
Total	$40,951	$34,726

(9)	Income Taxes
Income tax expense for the fiscal years 2023, 2022, and 2021 consisted of the following (in thousands):

	Fiscal Year
	December 30, 2023	December 31, 2022	December 25, 2021
Current expense
Federal	$19,398	$15,909	$10,432
State	4,586	3,384	2,601
Foreign	610	328	263
Deferred expense (benefit)
Federal	(314)	(2,996)	2,994
State	(145)	(256)	(41)
Income tax expense	$24,135	$16,369	$16,249
A reconciliation of income tax at the U.S. federal statutory tax rate (using a statutory tax rate of 21%) to income tax expense for fiscal years 2023, 2022, and 2021 in dollars is as follows (in thousands):

	Fiscal Year
	December 30, 2023	December 31, 2022	December 25, 2021
Expected income tax expense at statutory rate	$19,777	$14,556	$12,370
Excess tax benefits from equity compensation	(1,275)	(522)	(591)
Non-deductible expenses	3,106	935	1,880
State tax expense, net of federal benefit	3,164	2,090	2,091
Foreign tax expense	610	328	263
Foreign tax and other tax credits	(1,760)	(1,001)	(385)
Increase in unrecognized tax benefit	398	337	296
Other	115	(354)	325
Income tax expense	$24,135	$16,369	$16,249
The components of deferred tax assets (liabilities) were as follows (in thousands):

	December 30, 2023	December 31, 2022
Deferred tax assets:
Deferred revenue	$6,067	$6,352
Accrued incentive compensation	1,596	891
Stock based compensation	1,444	1,345
Lease liabilities	4,720	3,863
Intangible assets	196	76
Other	1,365	2,493
Net operating loss carry-forwards and credits	827	1,061
Valuation allowance	(577)	(577)
	15,638	15,504
Deferred tax liabilities:
Intangible assets	(10,397)	(10,397)
Right of use assets	(4,464)	(3,628)
Property and equipment	(4,498)	(5,659)
	(19,359)	(19,684)
Net deferred tax liability	$(3,721)	$(4,180)
The Company had a state net operating loss carry-forward of $23.3 million at December 30, 2023 and December 31, 2022. The state net operating loss carry forwards begin to expire in 2030.

The Company had a valuation allowance of $0.6 million against its deferred tax assets as of December 30, 2023 and December 31, 2022. In assessing whether a deferred tax asset will be realized, the Company considers whether it is more likely than not that either some portion or all of the deferred tax assets will not be realized. The Company considers the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize a portion of the benefits of the federal and state deductible differences.
The Company files income tax returns, which are periodically audited by various federal and state jurisdictions. The Company's income tax returns prior to tax year 2018 are generally considered closed to examination by the applicable tax authorities.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 26, 2020	$794
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	(34)
Additions for tax positions of current year	295
Subtractions for tax positions of current year	—
Balance as of December 25, 2021	1,055
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	(27)
Additions for tax positions of current year	270
Subtractions for tax positions of current year	—
Balance as of December 31, 2022	1,298
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	(65)
Additions for tax positions of current year	468
Subtractions for tax positions of current year	—
Balance as of December 30, 2023	$1,701
As of December 30, 2023 and December 31, 2022, the accrued interest and penalties on the unrecognized tax benefits were $0.7 million and $0.5 million, respectively, excluding any related income tax benefits. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statement of Comprehensive Income.
At December 30, 2023 and December 31, 2022, the amount of unrecognized tax benefits was $1.7 million and $1.3 million, respectively, which, if ultimately recognized, would reduce the Company’s effective tax rate.

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

(11)	Debt Obligations
Long-term debt consisted of the following components (in thousands):

	December 30, 2023	December 31, 2022
2020-1 Class A-2 Senior Secured Notes	$472,800	475,200
2022-1 Class A-2 Senior Secured Notes	248,125	249,375
Debt issuance costs, net of amortization	(8,598)	(10,429)
Less: current portion of debt	—	(7,300)
Long-term debt, net	$712,327	$706,846
As of December 30, 2023, the scheduled principal payments on debt were as follows (in thousands):

Fiscal year 2024	$—
Fiscal year 2025	—
Fiscal year 2026	—
Fiscal year 2027	472,800
Fiscal year 2028	—
Thereafter	248,125
Total	$720,925
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
In addition to the 2022 Notes, the Company’s outstanding debt consists of its existing Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Notes”), which have an anticipated repayment date of December 2027. The Company’s existing revolving financing facility of Series 2020-1 Class A-1 Notes was terminated in connection with the 2022 issuance. No borrowings were outstanding under the 2022 Variable Funding Notes as of December 30, 2023.
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

The 2020 Notes and the 2022 Notes (together, the “Notes”) are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, that the assets pledged as collateral for the Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information, and similar matters. The Notes are also subject to customary rapid amortization events provided for in the indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain change of control and manager termination events, an event of default, and the failure to repay or refinance the Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of December 30, 2023, the Company was in compliance with all financial covenants.
During the first quarter of 2022, as a result of the termination of the 2020 variable funding note facility, the Company recorded a loss on debt extinguishment of $0.8 million related to the write-off of previously capitalized financing costs. Total debt issuance costs incurred and capitalized in connection with the issuance of the 2022 Notes were $5.5 million.
As of December 30, 2023, the Company’s leverage ratio under the 2020 Class A-2 Notes and the 2022 Class A-2 Notes was less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company elected to suspend payments following the principal payment made in the second quarter of 2023, and the entire outstanding balance of the 2020 Class A-2 Notes and the 2022 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026. The 2020 Class A-2 Notes and the 2022 Class A-2 Notes are generally subject to 1% annual amortization.

(12)	Leases
The Company determines whether an arrangement is a lease at inception. The Company has operating leases for retail space, as well as equipment. The Company's leases have remaining terms of 10.0 years to 0.1 years, some of which include options to extend the lease term for up to ten years. Lease terms may include options to renew when it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Components of lease expense were as follows (in thousands):

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Operating lease cost (1)	$3,523	$3,244	$2,294
Variable lease cost (2)	733	448	529
Total lease cost	$4,256	$3,692	$2,823
(1) Includes short-term leases, which are immaterial.
(2) Primarily related to adjustments for inflation, common area maintenance, and property tax.

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,348	$3,543	$2,923
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,346	$3,923	$12,107
Supplemental balance sheet information related to our operating leases is as follows (in thousands):

		Year Ended
	Balance Sheet Classification	December 30, 2023	December 31, 2022
Right-of-use assets	Other non-current assets	$19,092	$15,613
Current lease liabilities	Other current liabilities	2,380	2,283
Non-current lease liabilities	Other non-current liabilities	17,807	14,342

Weighted average lease term and discount rate information related to leases was as follows:

	Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Weighted average remaining lease term of operating leases	7.1 years	7.5 years	7.4 years
Weighted average discount rate of operating leases	4.52%	3.86%	3.81%
Maturities of lease liabilities by fiscal year are as follows (in thousands):

Fiscal year 2024	$3,606
Fiscal year 2025	3,537
Fiscal year 2026	3,175
Fiscal year 2027	2,789
Fiscal year 2028	2,690
Thereafter	7,546
Total future minimum lease payments	23,344
Less: imputed interest	(3,157)
Total lease liabilities	$20,187

(13)	Commitments and Contingencies
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
The Company sponsors a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. The Company made matching contributions of approximately $1.1 million, $0.9 million, and $0.7 million for fiscal years 2023, 2022, and 2021, respectively.

(15)	Stock-Based Compensation
The Wingstop Inc. 2015 Omnibus Equity Incentive Plan (as amended, the “2015 Plan”), was adopted in June 2015 and is the only plan under which the Company currently grants awards. The 2015 Plan provides for the grant or award of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards and other stock-based awards to employees, directors, and other eligible persons. Stock options issued under the 2015 Plan expire ten years from the date of the grant. As of December 30, 2023, there were approximately 1.4 million shares available for future grants under the 2015 Plan.
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
Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period. The Company recognized approximately $15.6 million, $4.2 million, and $9.6 million in stock compensation expense, net of forfeitures, for fiscal years 2023, 2022, and 2021, respectively, with a corresponding increase to additional paid-in-capital. The Company recognized forfeitures of $1.3 million and $6.6 million for fiscal years 2023 and 2022, respectively. Stock compensation expense is included in Selling, general and administrative in the Consolidated Statements of Comprehensive Income. Assumptions made regarding forfeitures in determining the remaining unamortized share-based compensation are re-evaluated periodically.
Stock Options
The following table summarizes stock option activity:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Term (in years)
Stock options outstanding at December 31, 2022	33	$112.28	$884	8.2
Options granted	—	$—
Options exercised	(5)	$79.85
Options forfeited	—	$—
Stock options outstanding at December 30, 2023	28	$117.77	$3,940	7.4
Stock options exercisable at December 30, 2023	17	$104.31	$2,521	7.0
The total intrinsic value of stock options exercised was $0.4 million, $1.1 million, and $0.6 million for fiscal years 2023, 2022, and 2021, respectively. As of December 30, 2023, there was $0.3 million of total unrecognized stock compensation expense related to non-vested stock options, which will be recognized over a weighted average period of approximately 0.9 years.

Restricted Stock Units
Restricted stock units are granted to employees and generally vest in equal annual amounts over a three year period. The fair value of restricted stock units is based on the closing price on the date of grant.
The following table summarizes activity related to restricted stock units:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at December 31, 2022	63	$120.12
Units granted	49	174.57
Units vested	(17)	124.79
Units forfeited	(16)	152.99
Nonvested restricted stock units at December 30, 2023	79	$146.03
As of December 30, 2023, total unrecognized compensation expense related to unvested restricted stock units was $7.7 million, which is expected to be recognized over a weighted-average period of 1.8 years. The weighted-average grant date fair value of restricted stock units granted was $174.57, $116.30, and $138.38 in fiscal years 2023, 2022, and 2021, respectively. The total fair value of restricted stock units that vested in fiscal years 2023, 2022, and 2021 was $2.1 million, $2.0 million, and $1.9 million, respectively.
Performance Stock Units
Performance stock units (“PSUs”) represent a right to receive a certain number of shares of common stock based on the achievement of company performance goals and continued employment during the vesting period. Performance stock units cliff-vest at the end of a three year service period or vest in equal annual amounts over a three year period. Vested amounts may range from 0% to a maximum of 250% of targeted amounts depending on the achievement of performance measures at the end of each vesting period. Such performance measures are based on the Company meeting net new restaurant targets, return on incremental investment targets, or sales targets for the vesting period. The fair value of PSUs is based on the closing price on the date of grant. The compensation expense related to these PSUs is recognized over the vesting period when the achievement of the performance conditions becomes probable. The total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest.
The following table summarizes activity related to performance stock units:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested performance stock units at December 31, 2022	65	$122.75
Units granted (a)	59	$145.15
Units vested	(35)	$88.00
Units forfeited	(8)	$154.28
Nonvested performance stock units at December 30, 2023	81	$151.03

(a) Includes 18,000 incremental PSUs earned with respect to the PSUs granted in fiscal year 2020 and vested in fiscal year 2023 at greater than 100% of target based on performance.
As of December 30, 2023, total unrecognized compensation expense related to unvested PSUs was $14.2 million, which is expected to be recognized over a weighted average period of 1.4 years. The weighted-average grant date fair value of performance stock units granted was $145.15, $127.20, and $96.16 in fiscal years 2023, 2022, and 2021, respectively. The total fair value of performance stock units that vested in fiscal years 2023, 2022, and 2021 was $3.1 million, $1.7 million, and $6.6 million, respectively.

(16)	Restaurant Transactions
The Company acquired three restaurants from franchisees during each of the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021. The total purchase prices are reflected in the table below and were all funded by cash flows from operations.
The following table summarizes the allocations of the purchase prices to the estimated fair values of assets acquired and liabilities assumed as a result of these acquisitions (in thousands):

	Fiscal Year
	December 30, 2023	December 31, 2022	December 25, 2021
Working capital	$—	$17	$61
Property and equipment	217	155	148
Reacquired franchise rights	5,330	2,000	1,400
Goodwill	5,285	5,637	3,267
Total purchase price	$10,832	$7,809	$4,876
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

(17)	Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the fiscal years 2023, 2022, and 2021 (in thousands):

	Fiscal Year
	December 30, 2023	December 31, 2022	December 25, 2021
Royalty revenue	$186,455	$142,900	$119,396
Advertising fees	157,138	119,011	81,529
Franchise fees	5,064	4,357	4,020
Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the current fiscal year was included in the deferred revenue balance as of December 31, 2022. Approximately $9.3 million and $7.7 million of deferred revenue as of December 30, 2023 and December 31, 2022, respectively, relates to restaurants that were not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.1 years. The Company did not have any material contract assets as of December 30, 2023.