Form 10-Q
period 2024-03-30
Wingstop Inc.
filed 2024-05-01
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On April 30, 2024 there were 29,369,978 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	March 30, 2024	December 30, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$108,305	$90,216
Restricted cash	11,444	11,444
Accounts receivable, net	13,643	12,408
Prepaid expenses and other current assets	3,774	4,948
Advertising fund assets, restricted	33,710	25,328
Total current assets	170,876	144,344
Property and equipment, net	99,345	91,292
Goodwill	67,708	67,708
Trademarks	32,700	32,700
Customer relationships, net	7,424	7,740
Other non-current assets	34,198	34,041
Total assets	$412,251	$377,825
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$6,444	$4,725
Other current liabilities	38,675	40,951
Advertising fund liabilities	33,710	25,328
Total current liabilities	78,829	71,004
Long-term debt, net	712,790	712,327
Deferred revenues, net of current	31,543	30,145
Deferred income tax liabilities, net	5,634	3,721
Other non-current liabilities	17,834	17,994
Total liabilities	846,630	835,191
Commitments and contingencies (see Note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,369,978 and 29,337,920 shares issued and outstanding as of March 30, 2024 and December 30, 2023, respectively	294	293
Additional paid-in-capital	918	2,676
Retained deficit	(435,226)	(459,994)
Accumulated other comprehensive loss	(365)	(341)
Total stockholders' deficit	(434,379)	(457,366)
Total liabilities and stockholders' deficit	$412,251	$377,825
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Revenue:
Royalty revenue, franchise fees and other	$67,097	$48,188
Advertising fees	50,149	37,463
Company-owned restaurant sales	28,543	23,070
Total revenue	145,789	108,721
Costs and expenses:
Cost of sales (1)	21,271	16,695
Advertising expenses	53,192	39,643
Selling, general and administrative	25,178	23,645
Depreciation and amortization	3,410	2,989
Loss on disposal of assets	—	77
Total costs and expenses	103,051	83,049
Operating income	42,738	25,672
Interest expense, net	4,544	4,573
Other (income) expense	(303)	188
Income before income tax expense	38,497	20,911
Income tax expense	9,750	5,242
Net income	$28,747	$15,669

Earnings per share
Basic	$0.98	$0.52
Diluted	$0.98	$0.52

Weighted average shares outstanding
Basic	29,349	29,947
Diluted	29,478	30,031

Dividends per share	$0.22	$0.19

Other comprehensive income (loss)
Currency translation adjustment	$(24)	$147
Other comprehensive income (loss)	(24)	147
Comprehensive income	$28,723	$15,816

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirteen Weeks Ended April 1, 2023 and March 30, 2024
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 31, 2022	29,932,668	$300	$2,797	$(393,321)	$(637)	$(390,861)
Net income	—	—	—	15,669	—	15,669
Shares issued under stock plans	49,817	—	111	—	—	111
Tax payments for restricted stock upon vesting	(13,613)	—	—	(2,292)	—	(2,292)
Stock-based compensation expense, net of forfeitures	—	—	3,345	—	—	3,345
Dividends declared on common stock and equivalents	—	—	(5,444)	(465)	—	(5,909)
Currency translation adjustment	—	—	—	—	147	147
Balance at April 1, 2023	29,968,872	300	809	(380,409)	(490)	(379,790)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 30, 2023	29,337,920	$293	$2,676	$(459,994)	$(341)	$(457,366)
Net income	—	—	—	28,747	—	28,747
Shares issued under stock plans	42,918	1	707	—	—	708
Tax payments for restricted stock upon vesting	(10,860)	—	—	(3,717)	—	(3,717)
Stock-based compensation expense, net of forfeitures	—	—	3,812	—	—	3,812
Dividends declared on common stock and equivalents	—	—	(6,277)	(262)	—	(6,539)
Currency translation adjustment	—	—	—	—	(24)	(24)
Balance at March 30, 2024	29,369,978	294	918	(435,226)	(365)	(434,379)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023

Operating activities
Net income	$28,747	$15,669
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,410	2,989
Deferred income taxes	1,913	(800)
Stock-based compensation expense	3,812	3,345
Loss on disposal of assets	—	77
Amortization of debt issuance costs	516	515
Changes in operating assets and liabilities:
Accounts receivable	(1,235)	(676)
Prepaid expenses and other assets	391	1,647
Advertising fund assets and liabilities, net	5,297	9,605
Accounts payable and other current liabilities	(127)	2,633
Deferred revenue	1,922	654
Other non-current liabilities	13	40
Cash provided by operating activities	44,659	35,698

Investing activities
Purchases of property and equipment	(11,158)	(4,319)
Payments for investments	(500)	—
Cash used in investing activities	(11,658)	(4,319)

Financing activities
Proceeds from exercise of stock options	708	111
Repayments of long-term debt	—	(1,825)
Tax payments for restricted stock upon vesting	(3,717)	(2,292)
Dividends paid	(6,606)	(6,081)
Cash provided by (used in) financing activities	(9,615)	(10,087)

Net increase (decrease) in cash, cash equivalents, and restricted cash	23,386	21,292
Cash, cash equivalents, and restricted cash at beginning of period	119,676	205,715
Cash, cash equivalents, and restricted cash at end of period	$143,062	$227,007

Supplemental information:
Accrued capital expenditures	$2,531	$6,668

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation and Update to Significant Accounting Policies
Nature of operations. Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of March 30, 2024, the Company had a total of 2,279 restaurants in its system. The Company’s restaurant base is approximately 98% franchised, with 2,229 franchised locations (including 305 international locations) and 50 company-owned restaurants as of March 30, 2024.
Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of March 30, 2024 and December 30, 2023, and operating results are for the thirteen weeks ended March 30, 2024 and April 1, 2023.
In the Company’s opinion, all necessary adjustments have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
Fiscal year. The Company uses a 52- or 53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2024 and 2023 each have 52 weeks.
Cash, Cash Equivalents, and Restricted Cash. Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of March 30, 2024 and December 30, 2023 were as follows (in thousands):

	March 30, 2024	December 30, 2023
Cash and cash equivalents	$108,305	$90,216
Restricted cash	11,444	11,444
Restricted cash, included in Advertising fund assets, restricted	23,313	18,016
Total cash, cash equivalents, and restricted cash	$143,062	$119,676
Recently issued accounting pronouncements. We reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements. There have been no changes to the recently issued accounting pronouncements not yet adopted disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.
(2)    Earnings per Share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities convertible into, or other contracts to issue, common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of the exercise and vesting of stock options and service-based and performance-based restricted stock units, respectively, as determined using the treasury stock method.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Basic weighted average shares outstanding	29,349	29,947
Dilutive shares	129	84
Diluted weighted average shares outstanding	29,478	30,031
For the thirteen weeks ended March 30, 2024 and April 1, 2023, equity awards representing approximately 12,000 and 13,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Stockholders’ Deficit
Dividends
In connection with the Company’s regular dividend program, the Company’s Board of Directors declared a quarterly dividend of $0.22 per share of common stock in the first quarter of 2024, resulting in a total dividend payment of approximately $6.5 million.

Subsequent to the first quarter, on April 30, 2024, the Company’s Board of Directors declared a quarterly dividend of $0.22 per share of common stock for stockholders of record as of May 17, 2024. The regular quarterly dividend is to be paid on June 7, 2024, totaling approximately $6.5 million.
Share Repurchase Program
On August 17, 2023, the Company announced a share repurchase program with authorization to purchase up to $250.0 million of its outstanding shares of common stock (the “Share Repurchase Program”). As of March 30, 2024, $125.0 million remained available for repurchase under the Share Repurchase Program.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt and the investment in bonds issued by the Company’s United Kingdom master franchisee, Lemon Pepper Holdings Ltd. (“LPH”), are determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	March 30, 2024		December 30, 2023
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$472,800	$426,187	$472,800	$423,823
2022-1 Class A-2 Senior Secured Notes (1)	Level 2	$248,125	$222,370	$248,125	$222,370
Investments in bonds of LPH (2)	Level 3	$3,572	$4,314	$3,557	$4,306
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
(5)    Income Taxes
Income tax expense and the effective tax rate were $9.8 million and 25.3%, respectively, for the thirteen weeks ended March 30, 2024, and $5.2 million and 25.1%, respectively, for the thirteen weeks ended April 1, 2023. The effective tax rate remained comparable to the prior fiscal first quarter.
(6)    Debt Obligations
Long-term debt consisted of the following components (in thousands):

	March 30, 2024	December 30, 2023
2020-1 Class A-2 Senior Secured Notes	$472,800	$472,800
2022-1 Class A-2 Senior Secured Notes	248,125	248,125
Debt issuance costs, net of amortization	(8,135)	(8,598)
Total debt	712,790	712,327
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
No borrowings were outstanding under the 2022 Variable Funding Notes as of March 30, 2024 and December 30, 2023.
As of March 30, 2024, the Company’s leverage ratio under the 2020 Class A-2 Notes and the 2022 Class A-2 Notes was less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company elected to suspend payments following the principal payment made in the second quarter of 2023, and the entire outstanding balance of $720.9 million of the 2020 Class A-2 Notes and the 2022 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026.
The 2020 Class A-2 Notes and 2022 Notes were issued in securitization transactions, and are guaranteed by certain limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company and secured by a security interest in

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
Corporate office lease
During the fiscal first quarter 2024, the Company executed a lease for an office building with undiscounted fixed payments over the initial term of $66.9 million. The lease has not yet commenced, and therefore has not been recognized on the Company's Consolidated Balance Sheet. The lease has an initial lease term of 13.3 years and is expected to commence in the fiscal second quarter 2024.
(8)    Stock-Based Compensation
During the thirteen weeks ended March 30, 2024, the Company granted 22,200 restricted stock units (“RSUs”) to certain employees. The RSUs granted to certain employees generally vest in equal annual amounts over a three-year period subsequent to the grant date and had a weighted-average grant-date fair value of $370.76 per unit.
In addition, the Company granted 23,433 performance stock units (“PSUs”) to certain employees during the thirteen weeks ended March 30, 2024. Of the total PSUs granted, 20,297 PSUs are subject to a service condition and a performance vesting condition based on return on incremental invested capital (“ROI PSUs”). The ROI PSUs are generally eligible to cliff-vest approximately three years from the grant date, and the maximum vesting percentage that could be realized for each of the ROI PSUs is 250% based on the level of performance achieved for the awards. The remaining 3,136 PSUs granted are subject to a service condition and a performance vesting condition based on the number of net new restaurants opened over the performance period (“NNR PSUs”). The NNR PSUs vest in equal annual amounts over a three-year period, and the maximum vesting percentage that could be realized for each of the NNR PSUs is 100% based on the level of performance achieved for the awards. The PSUs had a weighted-average grant-date fair value of $370.76 per unit. Total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.

Total compensation expense related to all share-based awards, net of forfeitures recognized, was $3.8 million and $3.3 million for the thirteen weeks ended March 30, 2024 and April 1, 2023, respectively, and was included in Selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Comprehensive Income.
(9)    Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the thirteen weeks ended March 30, 2024 and April 1, 2023 (in thousands):

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Royalty revenue	$61,192	$43,513
Advertising fees and related income	50,149	37,463
Franchise fees	1,242	1,061

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen weeks ended March 30, 2024 was included in the deferred revenue balance as of December 30, 2023. Approximately $10.2 million and $9.3 million of deferred revenue as of March 30, 2024 and December 30, 2023, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.0 years. The Company did not have any material contract assets as of March 30, 2024.
(10)    Subsequent Event
Subsequent to the end of the fiscal first quarter 2024, the Company acquired one existing restaurant from a franchisee. The total purchase price was $3.3 million, funded by cash on hand. The restaurant acquisition is accounted for as a business combination. The Company is still determining the estimated fair value of assets acquired and liabilities assumed. The excess of the purchase price over the aggregate fair value of assets acquired will be allocated to goodwill. The results of operations of this location will be included in our Consolidated Statements of Comprehensive Income as of the date of acquisition.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Wingstop Inc. (collectively with its direct and indirect subsidiaries on a consolidated basis, “Wingstop,” the “Company,” “we,” “our,” or “us”) should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (our “Annual Report”). The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Special Note Regarding Forward-Looking Statements,” below and “Risk Factors” beginning on page 11 of our Annual Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a 52- or 53-week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53-week year, which contains 14 weeks. Fiscal years 2024 and 2023 each contain 52 weeks.
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with over 2,250 locations worldwide. We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings, boneless wings, tenders, and chicken sandwiches, always cooked to order and hand-sauced-and-tossed in 11 bold, distinctive flavors.
The Company is primarily a franchisor, with approximately 98% of Wingstop’s restaurants currently owned and operated by independent franchisees. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating stockholder value through strong and consistent free cash flow and capital-efficient growth.
First Quarter of 2024 Highlights
•System-wide sales increased 36.8% over the prior fiscal first quarter to $1.1 billion;
•65 net new openings in the fiscal first quarter 2024 for a total of 2,279 worldwide locations;
•Domestic same store sales increased 21.6% over the prior fiscal first quarter;
•Company-owned restaurant same store sales increased 6.2% over the prior fiscal first quarter;
•Digital sales increased to 68.3% of system-wide sales;
•Domestic AUV increased to $1.9 million;
•Total revenue increased 34.1% over the prior fiscal first quarter to $145.8 million;
•Net income increased 83.5% to $28.7 million, or $0.98 per diluted share, compared to net income of $15.7 million, or $0.52 per diluted share in the prior fiscal first quarter;
•Adjusted net income and adjusted earnings per diluted share, both non-GAAP measures, increased 61.8% to $28.7 million, or $0.98 per diluted share, compared to $17.8 million, or $0.59 per diluted share in the prior fiscal first quarter; and
•Adjusted EBITDA, a non-GAAP measure, increased 45.3% to $50.3 million, compared to adjusted EBITDA of $34.6 million in the prior fiscal first quarter.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Domestic Franchised Activity:
Beginning of period	1,877	1,678
Openings	47	32
Closures	—	—
Restaurants end of period	1,924	1,710

Domestic Company-Owned Activity:
Beginning of period	49	43
Openings	1	—
Closures	—	—
Restaurants end of period	50	43

Total Domestic Restaurants	1,974	1,753

International Franchised Activity(1):
Beginning of period	288	238
Openings	17	8
Closures	—	(3)
Restaurants end of period	305	243

Total System-wide Restaurants	2,279	1,996

(1) Including U.S. territories
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
The following table sets forth our key performance indicators for the thirteen weeks ended March 30, 2024 and April 1, 2023 (in thousands, except unit data):

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Number of system-wide restaurants open at end of period	2,279	1,996
System-wide sales (1)	$1,123,607	$821,632
Domestic restaurant AUV	$1,918	$1,662
Domestic same store sales growth	21.6%	20.1%
Company-owned domestic same store sales growth	6.2%	10.3%
Total revenue	$145,789	$108,721
Net income	$28,747	$15,669
Adjusted EBITDA (2)	$50,263	$34,584
Adjusted net income (3)	$28,747	$17,771

(1) The percentage of system-wide sales attributable to company-owned restaurants was 2.5% and 2.8% for the thirteen weeks ended March 30, 2024 and April 1, 2023, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen weeks ended March 30, 2024 and April 1, 2023 (in thousands):

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Net income	$28,747	$15,669
Interest expense, net	4,544	4,573
Income tax expense	9,750	5,242
Depreciation and amortization	3,410	2,989
EBITDA	$46,451	$28,473
Additional adjustments:
Consulting fees (a)	—	2,766
Stock-based compensation expense (b)	3,812	3,345
Adjusted EBITDA	$50,263	$34,584

(a) Represents non-recurring consulting fees that are not part of our ongoing operations and are incurred to execute discrete, project-based strategic initiatives, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income. The costs incurred in the thirteen weeks ended April 1, 2023 include consulting fees relating to a comprehensive review of our long-term growth strategy for our domestic business to explore potential future initiatives, which review was completed in fiscal year 2023. Given the magnitude and scope of this strategic review initiative that is not expected to recur in the foreseeable future, the Company considers the incremental consulting fees incurred with respect to the initiative not reflective of the ongoing costs to operate its business.
(b) Includes non-cash, stock-based compensation, net of forfeitures.

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

The following table reconciles net income to Adjusted net income and calculates adjusted earnings per diluted share for the thirteen weeks ended March 30, 2024 and April 1, 2023 (in thousands):

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Numerator:
Net income	$28,747	$15,669
Adjustments:
Consulting fees (a)	—	2,766
Tax effect of adjustments (b)	—	(664)
Adjusted net income	$28,747	$17,771

Denominator:
Weighted-average shares outstanding - diluted	29,478	30,031

Adjusted earnings per diluted share	$0.98	$0.59

(a) Represents non-recurring consulting fees that are not part of our ongoing operations and are incurred to execute discrete, project-based strategic initiatives, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income. The costs incurred in the thirteen weeks ended April 1, 2023 include consulting fees relating to a comprehensive review of our long-term growth strategy for our domestic business to explore potential future initiatives, which review was completed in fiscal year 2023. Given the magnitude and scope of this strategic review initiative that is not expected to recur in the foreseeable future, the Company considers the incremental consulting fees incurred with respect to the initiative not reflective of the ongoing costs to operate its business.
(b) Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an assumed effective tax rate of 24% for the thirteen weeks ended April 1, 2023, which includes provisions for U.S. federal income taxes, and assumes the respective statutory rates for applicable state and local jurisdictions.

Results of Operations
Thirteen Weeks Ended March 30, 2024 compared to Thirteen Weeks Ended April 1, 2023
The following table sets forth our results of operations for the thirteen weeks ended March 30, 2024 and April 1, 2023 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	March 30, 2024	April 1, 2023	$	%
Revenue:
Royalty revenue, franchise fees and other	$67,097	$48,188	$18,909	39.2%
Advertising fees	50,149	37,463	12,686	33.9%
Company-owned restaurant sales	28,543	23,070	5,473	23.7%
Total revenue	145,789	108,721	37,068	34.1%
Costs and expenses:
Cost of sales (1)	21,271	16,695	4,576	27.4%
Advertising expenses	53,192	39,643	13,549	34.2%
Selling, general and administrative	25,178	23,645	1,533	6.5%
Depreciation and amortization	3,410	2,989	421	14.1%
Loss on disposal of assets	—	77	(77)	(100.0)%
Total costs and expenses	103,051	83,049	20,002	24.1%
Operating income	42,738	25,672	17,066	66.5%
Interest expense, net	4,544	4,573	(29)	(0.6)%
Other (income) expense	(303)	188	(491)	(261.2)%
Income before income tax expense	38,497	20,911	17,586	84.1%
Income tax expense	9,750	5,242	4,508	86.0%
Net income	$28,747	$15,669	$13,078	83.5%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, but excludes depreciation and amortization, which are presented separately.
Revenue
During the thirteen weeks ended March 30, 2024, total revenue was $145.8 million, an increase of $37.1 million, or 34.1%, compared to $108.7 million in the comparable period in 2023.

Royalty revenue, franchise fees and other increased $18.9 million, of which $9.4 million was due to domestic same store sales growth of 21.6%, and $7.2 million was due to net new franchise restaurant development. Other revenue increased by $1.1 million primarily due to an increase in vendor rebates.

Advertising fees increased $12.7 million due to a 36.8% increase in system-wide sales during the fiscal first quarter 2024.

Company-owned restaurant sales increased $5.5 million, due to an increase of $3.3 million related to the addition of seven net new company-owned restaurants since the prior fiscal first quarter. The remainder of the increase was due to company-owned same store sales growth of 6.2%, which was driven primarily by an increase in transactions.

Cost of sales
The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	March 30, 2024		April 1, 2023
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Food, beverage and packaging costs	$9,903	34.7%	$7,486	32.4%
Labor costs	6,675	23.4%	5,517	23.9%
Other restaurant operating expenses	5,410	19.0%	4,226	18.3%
Vendor rebates	(717)	(2.5)%	(534)	(2.3)%
Total cost of sales	$21,271	74.5%	$16,695	72.4%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 34.7% in the thirteen weeks ended March 30, 2024, compared to 32.4% in the comparable period in 2023. This increase was primarily due to a 34.8% increase in the cost of bone-in chicken wings as compared to the prior year period. Our purchases in the prior fiscal first quarter were tied primarily to the spot market, which benefited from significant deflation in the cost of bone-in chicken wings.
Labor costs as a percentage of company-owned restaurant sales were 23.4% for the thirteen weeks ended March 30, 2024, compared to 23.9% in the comparable period in 2023. The decrease as a percentage of company-owned restaurant sales was primarily due to sales leverage as a result of company-owned domestic same store sales growth of 6.2%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 19.0% for the thirteen weeks ended March 30, 2024 compared to 18.3% for the thirteen weeks ended April 1, 2023. The increase as a percentage of company-owned restaurant sales was primarily due to increases in restaurant level operating expenses.
Advertising expenses
During the thirteen weeks ended March 30, 2024, advertising expenses were $53.2 million, an increase of $13.5 million compared to $39.6 million in the comparable period in 2023. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (“SG&A”)
During the thirteen weeks ended March 30, 2024, SG&A expense was $25.2 million, an increase of $1.5 million compared to $23.6 million in the comparable period in 2023. The increase in SG&A expense was driven by an increase in headcount related expenses of $2.1 million to support the growth in our business, professional fees of $1.4 million associated with the Company’s strategic initiatives, and an increase in performance-based stock compensation expense of $0.5 million primarily related to the Company’s prior year performance. These increases were partially offset by $2.8 million in non-recurring consulting fees incurred in the prior fiscal first quarter.
Depreciation and amortization
During the thirteen weeks ended March 30, 2024, depreciation expense was $3.4 million, an increase of $0.4 million compared to $3.0 million in the comparable period in 2023. The increase in depreciation and amortization was primarily due to capital expenditures related to our technology investments.
Interest expense, net
During the thirteen weeks ended March 30, 2024, interest expense, net was $4.5 million, which was comparable to the prior year period.
Income tax expense
During the thirteen weeks ended March 30, 2024, we recognized income tax expense of $9.8 million yielding an effective tax rate of 25.3%, comparable to an effective tax rate of 25.1% in the prior year period.

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
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our 2022 Variable Funding Notes (as defined below). As of March 30, 2024, the Company had $108.3 million of cash and cash equivalents on its balance sheet.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility including our 2022 Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
The following table shows summary cash flows information for the thirteen weeks ended March 30, 2024 and April 1, 2023 (in thousands):

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Net cash provided by (used in):
Operating activities	$44,659	$35,698
Investing activities	(11,658)	(4,319)
Financing activities	(9,615)	(10,087)
Net change in cash and cash equivalents	$23,386	$21,292
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
Net cash provided by operating activities was $44.7 million in the thirteen weeks ended March 30, 2024, an increase of $9.0 million from cash provided by operating activities of $35.7 million in the thirteen weeks ended April 1, 2023. The increase is primarily due to an increase in operating income, partially offset by the timing of changes in working capital and changes in Ad Fund cash and cash equivalents, which are directly related to the timing of payments for expenses incurred for national advertising.
Investing activities. Our net cash used in investing activities was $11.7 million in the thirteen weeks ended March 30, 2024, an increase of $7.3 million from cash used in investing activities of $4.3 million in the thirteen weeks ended April 1, 2023. The increase in cash used in investing activities was primarily due to an increase in capital expenditures related to our technology investments as compared to the prior fiscal year period.
Financing activities. Our net cash used in financing activities was $9.6 million in the thirteen weeks ended March 30, 2024, a decrease of $0.5 million from cash used in financing activities of $10.1 million in the thirteen weeks ended April 1, 2023. The decrease in cash used in financing activities was primarily due to a principal payment made in the prior fiscal year period, partially offset by an increase in taxes paid on stock vesting during the period.

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
In addition to the 2022 Notes, the Company’s outstanding debt consists of its existing Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Class A-2 Notes”). No borrowings were outstanding under the 2022 Variable Funding Notes as of March 30, 2024.
During the fiscal first quarter of 2024, the Company continued to have a leverage ratio under the 2020 Class A-2 Notes and the 2022 Class A-2 Notes of less than 5.0x. Per the terms of the Company’s debt agreements, principal payments are not due until the repayment date as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the entire outstanding balance of the 2020 Class A-2 Notes and the 2022 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026.
Dividends. We paid a quarterly cash dividend of $0.22 per share of common stock, aggregating $6.5 million in the fiscal first quarter of 2024. On April 30, 2024, the Company’s Board of Directors approved a dividend of $0.22 per share, to be paid on June 7, 2024 to stockholders of record as of May 17, 2024, totaling $6.5 million.
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
Share Repurchase Program. On August 17, 2023, the Company announced a share repurchase program with authorization to purchase up to $250.0 million of its outstanding shares of common stock (the “Share Repurchase Program”). As of March 30, 2024, $125.0 million remained available for repurchase under the Share Repurchase Program.
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
Recent Accounting Pronouncements
Refer to Note 1, Basis of Presentation, of the notes to the consolidated financial statements.

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
•risks associated with changes in food and supply costs;
•risks associated with interruptions in our supply chain, including availability of food products;
•risks associated with data privacy, cybersecurity and the use and implementation of information technology including heightened risks that may arise upon increased adoption of artificial intelligence technologies;
•risks associated with our increasing dependence on digital commerce platforms and third-party delivery service providers;
•uncertainty in the law with respect to the assignment or allocation of liabilities in the franchise business model;
•risks associated with litigation against us or our franchisees;
•risks associated with the availability and cost of labor;
•our ability to successfully advertise and market our business;
•risks associated with changes in customer preferences, perceptions and eating habits;
•risks associated with our future performance and operating results falling below the expectations of securities analysts and investors;
•risks associated with the geographic concentration of our business;
•the impact on our business from unexpected events such as international conflict or war and related sanctions, acts of terrorism, civil unrest, epidemics and pandemics and severe weather;
•our ability to comply with laws and government regulations, including those relating to food products, employment and franchising, or increased costs associated with new or changing regulations;
•our ability to maintain adequate insurance coverage for our business;
•risks associated with damage to our reputation or lack of acceptance of our brand in existing or new markets;
•risks associated with our expansion into international markets and foreign government restrictions on operations;
•our ability to attract and retain our executive officers and other key employees;

•our ability to protect our intellectual property, including trademarks and trade secrets;
•the impact on our business from environmental, social and corporate governance matters; and
•our ability to comply with the terms of our securitized debt financing and generate sufficient cash flows to satisfy our significant debt service obligations thereunder.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control, including inflation as compared to the prior year period. Although we enter into arrangements in an effort to mitigate the price volatility of food costs, there are no established fixed price markets for fresh bone-in chicken wings, so we may be subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 18.3% and 16.2% of our company-owned restaurant cost of sales during the thirteen weeks ended March 30, 2024 and April 1, 2023, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.4 million during the thirteen weeks ended March 30, 2024. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $720.9 million incurred under the 2020 Class A-2 Notes and the 2022 Class A-2 Notes as of March 30, 2024 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the 2022 Variable Funding Notes; however, the Company had no outstanding borrowings under its 2022 Variable Funding Notes as of March 30, 2024.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2024, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 30, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 17, 2023, the Company announced a share repurchase program with authorization to purchase up to $250.0 million of its outstanding shares of common stock (the “Share Repurchase Program”). No shares were repurchased under the Share Repurchase Program during the fiscal first quarter 2024. As of March 30, 2024, $125.0 million remained available for repurchase under the Share Repurchase Program.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the thirteen weeks ended March 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits
Index to Exhibits

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Wingstop Inc., as amended through June 15, 2020, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2020 (File No. 001-37425) on July 29, 2020 and incorporated by reference herein.

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

Wingstop Inc.
(Registrant)

Date:	May 1, 2024	By:	/s/ Michael J. Skipworth
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2024	By:	/s/ Alex R. Kaleida
Chief Financial Officer
(Principal Financial and Accounting Officer)