Form 10-Q
period 2024-06-29
Wingstop Inc.
filed 2024-07-31
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On July 30, 2024 there were 29,304,401 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	June 29, 2024	December 30, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$96,749	$90,216
Restricted cash	11,444	11,444
Accounts receivable, net	16,059	12,408
Prepaid expenses and other current assets	6,768	4,948
Advertising fund assets, restricted	31,768	25,328
Total current assets	162,788	144,344
Property and equipment, net	107,738	91,292
Operating lease assets	55,379	19,092
Goodwill	68,733	67,708
Trademarks	32,700	32,700
Customer relationships, net	7,108	7,740
Other non-current assets	17,375	14,949
Total assets	$451,821	$377,825
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$5,752	$4,725
Current portion of operating lease liabilities	4,061	2,380
Other current liabilities	42,955	38,571
Advertising fund liabilities	31,768	25,328
Total current liabilities	84,536	71,004
Long-term debt, net	713,258	712,327
Operating lease liabilities	53,943	17,807
Deferred revenues, net of current	32,928	30,145
Deferred income tax liabilities, net	4,626	3,721
Other non-current liabilities	71	187
Total liabilities	889,362	835,191
Commitments and contingencies (see Note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,304,401 and 29,337,920 shares issued and outstanding as of June 29, 2024 and December 30, 2023, respectively	293	293
Additional paid-in-capital	1,869	2,676
Retained deficit	(439,326)	(459,994)
Accumulated other comprehensive loss	(377)	(341)
Total stockholders' deficit	(437,541)	(457,366)
Total liabilities and stockholders' deficit	$451,821	$377,825
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue:
Royalty revenue, franchise fees and other	$71,160	$47,984	$138,257	$96,172
Advertising fees	54,654	36,596	104,803	74,059
Company-owned restaurant sales	29,885	22,593	58,428	45,663
Total revenue	155,699	107,173	301,488	215,894
Costs and expenses:
Cost of sales (1)	22,673	16,642	43,944	33,337
Advertising expenses	58,548	38,729	111,740	78,372
Selling, general and administrative	28,097	22,128	53,275	45,773
Depreciation and amortization	5,161	3,218	8,571	6,207
Loss on disposal of assets	—	—	—	77
Total costs and expenses	114,479	80,717	217,530	163,766
Operating income	41,220	26,456	83,958	52,128
Interest expense, net	5,200	4,244	9,744	8,817
Other (income) expense	(471)	(46)	(774)	142
Income before income tax expense	36,491	22,258	74,988	43,169
Income tax expense	9,006	6,077	18,756	11,319
Net income	$27,485	$16,181	$56,232	$31,850

Earnings per share
Basic	$0.94	$0.54	$1.92	$1.06
Diluted	$0.93	$0.54	$1.91	$1.06

Weighted average shares outstanding
Basic	29,343	29,972	29,346	29,959
Diluted	29,457	30,049	29,468	30,043

Dividends per share	$0.22	$0.19	$0.44	$0.38

Other comprehensive income (loss)
Currency translation adjustment	$(12)	$128	$(36)	$276
Other comprehensive income (loss)	(12)	128	(36)	276
Comprehensive income	$27,473	$16,309	$56,196	$32,126

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

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Twenty-Six Weeks Ended June 29, 2024
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 30, 2023	29,337,920	$293	$2,676	$(459,994)	$(341)	$(457,366)
Net income	—	—	—	28,747	—	28,747
Shares issued under stock plans	42,918	1	707	—	—	708
Tax payments for restricted stock upon vesting	(10,860)	—	—	(3,717)	—	(3,717)
Stock-based compensation expense, net of forfeitures	—	—	3,812	—	—	3,812
Dividends declared on common stock and equivalents	—	—	(6,277)	(262)	—	(6,539)
Currency translation adjustment	—	—	—	—	(24)	(24)
Balance at March 30, 2024	29,369,978	294	918	(435,226)	(365)	(434,379)
Net income	—	—	—	27,485	—	27,485
Shares issued under stock plans	11,323	—	546	—	—	546
Purchases of common stock	(75,862)	(1)	(4,304)	(24,915)	—	(29,220)
Tax payments for restricted stock upon vesting	(1,038)	—	—	(401)	—	(401)
Stock-based compensation expense, net of forfeitures	—	—	4,926	—	—	4,926
Dividends declared on common stock and equivalents	—	—	(217)	(6,269)	—	(6,486)
Currency translation adjustment	—	—	—	—	(12)	(12)
Balance at June 29, 2024	29,304,401	$293	$1,869	$(439,326)	$(377)	$(437,541)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023

Operating activities
Net income	$56,232	$31,850
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,571	6,207
Deferred income taxes	905	(1,030)
Stock-based compensation expense	8,738	6,891
Loss on disposal of assets	—	77
Amortization of debt issuance costs	1,037	1,021
Changes in operating assets and liabilities:
Accounts receivable	(3,341)	(1,286)
Prepaid expenses and other assets	(3,040)	(4)
Advertising fund assets and liabilities, net	3,892	6,235
Accounts payable and other current liabilities	3,157	(3,528)
Deferred revenue	3,274	1,442
Other non-current liabilities	1,412	92
Cash provided by operating activities	80,837	47,967

Investing activities
Purchases of property and equipment	(21,459)	(17,002)
Acquisition of restaurants from franchisee	(3,292)	(4,396)
Payments for investments	(500)	(808)
Cash used in investing activities	(25,251)	(22,206)

Financing activities
Proceeds from exercise of stock options	1,254	473
Repayments of long-term debt	—	(3,650)
Purchases of common stock	(29,220)	—
Tax payments for restricted stock upon vesting	(4,118)	(2,361)
Dividends paid	(13,077)	(11,836)
Cash used in financing activities	(45,161)	(17,374)

Net increase in cash, cash equivalents, and restricted cash	10,425	8,387
Cash, cash equivalents, and restricted cash at beginning of period	119,676	205,715
Cash, cash equivalents, and restricted cash at end of period	$130,101	$214,102

Supplemental information:
Accrued capital expenditures	$3,946	$4,179

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation and Update to Significant Accounting Policies
Nature of operations. Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of June 29, 2024, the Company had a total of 2,352 restaurants system-wide. The Company’s restaurant base is approximately 98% franchised, with 2,300 franchised locations (including 312 restaurants in international locations and U.S. territories) and 52 company-owned restaurants as of June 29, 2024.
Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of June 29, 2024 and December 30, 2023, and operating results are for the thirteen and twenty-six weeks ended June 29, 2024 and July 1, 2023.
Certain prior period information on the Consolidated Balance Sheets have been reclassified to conform to the current presentation.
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
Cash, Cash Equivalents, and Restricted Cash. Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of June 29, 2024 and December 30, 2023 were as follows (in thousands):

	June 29, 2024	December 30, 2023
Cash and cash equivalents	$96,749	$90,216
Restricted cash	11,444	11,444
Restricted cash, included in Advertising fund assets, restricted	21,908	18,016
Total cash, cash equivalents, and restricted cash	$130,101	$119,676
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Basic weighted average shares outstanding	29,343	29,972	29,346	29,959
Dilutive shares	114	77	122	84
Diluted weighted average shares outstanding	29,457	30,049	29,468	30,043
For the thirteen weeks ended June 29, 2024 and July 1, 2023, equity awards representing approximately 0 and 1,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
For the twenty-six weeks ended June 29, 2024 and July 1, 2023, equity awards representing approximately 28,000 and 3,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Stockholders’ Deficit
Dividends
In connection with the Company’s regular dividend program, in each of the first two quarters of 2024, our Board of Directors declared a quarterly dividend of $0.22 per share of common stock, which, in aggregate, totaled $12.9 million, or $0.44 per share of common stock, and which was paid during the twenty-six weeks ended June 29, 2024.

Subsequent to the second quarter, on July 30, 2024, our Board of Directors declared a quarterly dividend of $0.27 per share of common stock for stockholders of record as of August 16, 2024. The regular quarterly dividend is to be paid on September 6, 2024, totaling approximately $7.9 million.
Share Repurchase Program
On August 17, 2023, the Company announced a share repurchase program with authorization to purchase up to $250.0 million of its outstanding shares of common stock (the “Share Repurchase Program”). During the thirteen weeks ended June 29, 2024, the Company repurchased and retired 75,862 shares of its common stock at an average price of $381.29 per share. As of June 29, 2024, $96.1 million remained available under the Share Repurchase Program.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt and the investment in bonds issued by the Company’s United Kingdom master franchisee, Lemon Pepper Holdings Ltd. (“LPH”), are determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	June 29, 2024		December 30, 2023
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$472,800	$429,548	$472,800	$423,823
2022-1 Class A-2 Senior Secured Notes (1)	Level 2	$248,125	$222,370	$248,125	$222,370
Investments in bonds of LPH (2)	Level 3	$3,624	$4,367	$3,557	$4,306
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
(5)    Income Taxes
Income tax expense and the effective tax rate were $9.0 million and 24.7%, respectively, for the thirteen weeks ended June 29, 2024, and $6.1 million and 27.3%, respectively, for the thirteen weeks ended July 1, 2023. Income tax expense and the effective tax rate were $18.8 million and 25.0%, respectively, for the twenty-six weeks ended June 29, 2024, and $11.3 million and 26.2%, respectively, for the twenty-six weeks ended July 1, 2023. The decrease in the effective tax rate is primarily related to an increase in excess tax benefits recognized from stock-based compensation in income tax expense as compared to the prior fiscal period.
(6)    Debt Obligations
Long-term debt consisted of the following components (in thousands):

	June 29, 2024	December 30, 2023
2020-1 Class A-2 Senior Secured Notes	$472,800	$472,800
2022-1 Class A-2 Senior Secured Notes	248,125	248,125
Debt issuance costs, net of amortization	(7,667)	(8,598)
Total debt	713,258	712,327
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
No borrowings were outstanding under the 2022 Variable Funding Notes as of June 29, 2024 and December 30, 2023.
As of June 29, 2024, the Company’s leverage ratio under the 2020 Class A-2 Notes and the 2022 Class A-2 Notes was less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date, as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company elected to suspend payments following the principal payment made in the second quarter of 2023, and the entire outstanding balance of $720.9 million of the 2020 Class A-2 Notes and the 2022 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026.

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
(8)     Leases
The Company has operating leases for retail store locations, office space, and equipment. The Company determines whether an arrangement is a lease at inception. The Company's leases have remaining terms of 0.3 years to 13.7 years, some of which include options to extend the lease term for up to ten years. The years remaining on the Company’s lease terms may include years that may be added to the lease terms by the exercise of options to renew when it is reasonably certain that the Company will exercise such options.
During the first fiscal quarter 2024, the Company executed a lease for an office building, which commenced in May 2024. The operating lease has an initial lease term of 13.8 years with undiscounted fixed payments of $66.9 million over the initial term.
Components of lease expense were as follows (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023
Operating lease cost (1)	2,480	1,685
Variable lease cost (2)	370	293
Total lease cost	2,850	1,978
(1) Includes short-term leases, which are immaterial.
(2) Primarily related to adjustments for inflation, common area maintenance, and property tax.
Supplemental cash flow information related to leases is as follows (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,564	$1,629
Right-of-use assets obtained in exchange for new operating lease liabilities	$37,950	$1,963

(9)    Stock-Based Compensation
During the twenty-six weeks ended June 29, 2024, the Company granted 23,114 restricted stock units (“RSUs”) to certain employees. The RSUs granted to certain employees generally vest in equal annual amounts over a three-year period subsequent to the grant date and had a weighted-average grant-date fair value of $371.17 per unit.
In addition, the Company granted 23,874 performance stock units (“PSUs”) to certain employees during the twenty-six weeks ended June 29, 2024. Of the total PSUs granted, 20,593 PSUs are subject to a service condition and a performance vesting condition based on return on incremental invested capital (“ROI PSUs”). The ROI PSUs are generally eligible to cliff-vest approximately three years from the grant date, and the maximum vesting percentage that could be realized for each of the ROI PSUs is 250% based on the level of performance achieved for the awards. The remaining 3,281 PSUs granted are subject to a service condition and a performance vesting condition based on the number of net new restaurants opened over the performance

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
period (“NNR PSUs”). The NNR PSUs vest in equal annual amounts over a three-year period, and the maximum vesting percentage that could be realized for each of the NNR PSUs is 100% based on the level of performance achieved for the awards. The PSUs had a weighted-average grant-date fair value of $370.95 per unit. Total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.

Total compensation expense related to all share-based awards, net of forfeitures recognized, was $8.7 million and $6.9 million for the twenty-six weeks ended June 29, 2024 and July 1, 2023, respectively, and was included in Selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Comprehensive Income.
(10)    Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the thirteen and twenty-six weeks ended June 29, 2024 and July 1, 2023 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Royalty revenue	$64,201	$43,271	$125,393	$86,785
Advertising fees and related income	54,654	36,596	104,803	74,059
Franchise fees	1,440	1,107	2,682	2,169

Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen and twenty-six weeks ended June 29, 2024 was included in the deferred revenue balance as of December 30, 2023. Approximately $10.3 million and $9.3 million of deferred revenue as of June 29, 2024 and December 30, 2023, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.1 years. The Company did not have any material contract assets as of June 29, 2024.
(11)    Acquisitions of Company-owned Restaurants
During the second fiscal quarter ended June 29, 2024, the Company acquired one existing restaurant from a franchisee. The total purchase price was $3.3 million and was funded by cash flow from operations. The following table summarizes the allocations of the purchase price to the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Purchase Price Allocation
Working capital	$8
Property and equipment	65
Reacquired franchise rights	2,200
Goodwill	1,025
Total purchase price	$3,298
The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill and is attributable to the benefits expected as a result of the acquisition, including sales and unit growth opportunities. All of the goodwill from the acquisition is expected to be deductible for federal income tax purposes.
Pro-forma financial information of the combined entities is not presented due to the immaterial impact of the financial results of the acquisition on our consolidated financial statements.
Subsequent to the end of the fiscal second quarter 2024, the Company acquired two existing restaurants from a franchisee. The purchase price, in the aggregate, was $7.0 million, funded by cash flow from operations. The restaurant acquisitions are accounted for as business combinations. The Company is still determining the estimated fair value of assets acquired and liabilities assumed. The excess of the purchase price over the aggregate fair value of assets acquired will be allocated to

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
goodwill. The results of operations of these acquisitions will be included in our Consolidated Statements of Comprehensive Income as of the dates of acquisition.

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
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with over 2,350 locations worldwide. We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings, boneless wings, tenders, and chicken sandwiches, always cooked to order and hand-sauced-and-tossed in 12 bold, distinctive flavors.
The Company is primarily a franchisor, with approximately 98% of Wingstop’s restaurants currently owned and operated by independent franchisees. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating stockholder value through strong and consistent free cash flow and capital-efficient growth.
Second Quarter of 2024 Highlights
•System-wide sales increased 45.2% over the prior fiscal second quarter to $1.2 billion;
•73 net new openings in the fiscal second quarter 2024 for a total of 2,352 worldwide locations;
•Domestic same store sales increased 28.7% over the prior fiscal second quarter;
•Company-owned restaurant same store sales increased 14.1% over the prior fiscal second quarter;
•Digital sales increased to 68.3% of system-wide sales, as compared to 65.2% in the prior fiscal second quarter;
•Domestic AUV increased to $2.0 million;
•Total revenue increased 45.3% over the prior fiscal second quarter to $155.7 million;
•Net income increased 69.9% to $27.5 million, or $0.93 per diluted share, compared to net income of $16.2 million, or $0.54 per diluted share, in the prior fiscal second quarter; and
•Adjusted EBITDA, a non-GAAP measure, increased 50.7% to $51.8 million, compared to adjusted EBITDA of $34.4 million in the prior fiscal second quarter.
Year-to-Date Second Quarter of 2024 Highlights
•System-wide sales increased 41.0% to $2.3 billion;
•138 net new openings in the year-to-date second quarter of 2024;
•Domestic same store sales increased 25.1% over the prior fiscal year-to-date period;
•Total revenue increased 39.6% to $301.5 million over the prior fiscal year-to-date period;
•Net income increased 76.6% to $56.2 million, or $1.91 per diluted share, compared to net income of $31.9 million, or $1.06 per diluted share, in the prior fiscal year-to-date period; and
•Adjusted EBITDA, a non-GAAP measure, increased 48.0% to $102.0 million, compared to adjusted EBITDA of $68.9 million in the prior fiscal year-to-date period.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Domestic Franchised Activity:
Beginning of period	1,924	1,710	1,877	1,678
Openings	65	42	112	74
Closures	—	(1)	—	(1)
Acquired by Company	(1)	(2)	(1)	(2)
Restaurants end of period	1,988	1,749	1,988	1,749

Domestic Company-Owned Activity:
Beginning of period	50	43	49	43
Openings	1	—	2	—
Closures	—	—	—	—
Acquired by Company	1	2	1	2
Restaurants end of period	52	45	52	45

Total Domestic Restaurants	2,040	1,794	2,040	1,794

International Franchised Activity(1):
Beginning of period	305	243	288	238
Openings	10	9	27	17
Closures	(3)	—	(3)	(3)
Restaurants end of period	312	252	312	252

Total System-wide Restaurants	2,352	2,046	2,352	2,046

(1) Including U.S. territories.
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
The following table sets forth our key performance indicators for the thirteen and twenty-six weeks ended June 29, 2024 and July 1, 2023 (in thousands, except unit data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Number of system-wide restaurants open at end of period	2,352	2,046	2,352	2,046
System-wide sales (1)	$1,175,910	$809,750	$2,299,518	$1,631,359
Domestic restaurant AUV	$2,032	$1,704	$2,032	$1,704
Domestic same store sales growth	28.7%	16.8%	25.1%	18.4%
Company-owned domestic same store sales growth	14.1%	5.7%	10.1%	7.9%
Total revenue	$155,699	$107,173	$301,488	$215,894
Net income	$27,485	$16,181	$56,232	$31,850
Adjusted EBITDA (2)	$51,778	$34,350	$102,041	$68,933

(1) The percentage of system-wide sales attributable to company-owned restaurants was 2.5% and 2.8% for the thirteen weeks ended June 29, 2024 and July 1, 2023, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and twenty-six weeks ended June 29, 2024 and July 1, 2023 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$27,485	$16,181	$56,232	$31,850
Interest expense, net	5,200	4,244	9,744	8,817
Income tax expense	9,006	6,077	18,756	11,319
Depreciation and amortization	5,161	3,218	8,571	6,207
EBITDA	$46,852	$29,720	$93,303	$58,193
Additional adjustments:
Consulting fees (a)	—	1,084	—	3,850
Stock-based compensation expense (b)	4,926	3,546	8,738	6,890
Adjusted EBITDA	$51,778	$34,350	$102,041	$68,933

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

Results of Operations
Thirteen Weeks Ended June 29, 2024 compared to Thirteen Weeks Ended July 1, 2023
The following table sets forth our results of operations for the thirteen weeks ended June 29, 2024 and July 1, 2023 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	June 29, 2024	July 1, 2023	$	%
Revenue:
Royalty revenue, franchise fees and other	$71,160	$47,984	$23,176	48.3%
Advertising fees	54,654	36,596	18,058	49.3%
Company-owned restaurant sales	29,885	22,593	7,292	32.3%
Total revenue	155,699	107,173	48,526	45.3%
Costs and expenses:
Cost of sales (1)	22,673	16,642	6,031	36.2%
Advertising expenses	58,548	38,729	19,819	51.2%
Selling, general and administrative	28,097	22,128	5,969	27.0%
Depreciation and amortization	5,161	3,218	1,943	60.4%
Total costs and expenses	114,479	80,717	33,762	41.8%
Operating income	41,220	26,456	14,764	55.8%
Interest expense, net	5,200	4,244	956	22.5%
Other (income) expense	(471)	(46)	(425)	923.9%
Income before income tax expense	36,491	22,258	14,233	63.9%
Income tax expense	9,006	6,077	2,929	48.2%
Net income	$27,485	$16,181	$11,304	69.9%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, but excludes depreciation and amortization, which are presented separately.
Revenue
During the thirteen weeks ended June 29, 2024, total revenue was $155.7 million, an increase of $48.5 million, or 45.3%, compared to $107.2 million in the comparable period in 2023.

Royalty revenue, franchise fees and other increased $23.2 million, of which $12.1 million was due to domestic same store sales growth of 28.7%, and $8.1 million was due to net new franchise restaurant development. Other revenue increased by $1.9 million primarily due to an increase in vendor rebates.

Advertising fees increased $18.1 million primarily due to a 45.2% increase in system-wide sales during the fiscal second quarter 2024. $3.1 million of the increase was due to an increase in the national advertising fund contribution rate to 5.3% from 5.0% effective the first day of the fiscal second quarter 2024.

Company-owned restaurant sales increased $7.3 million, due to an increase of $3.6 million related to the addition of seven net new company-owned restaurants since the prior fiscal second quarter. The remainder of the increase was due to company-owned same store sales growth of 14.1%, which was driven primarily by an increase in transactions.

Cost of sales
The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	June 29, 2024		July 1, 2023
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Food, beverage and packaging costs	$10,695	35.8%	$7,264	32.2%
Labor costs	6,987	23.4%	5,520	24.4%
Other restaurant operating expenses	5,757	19.3%	4,408	19.5%
Vendor rebates	(766)	(2.6)%	(550)	(2.4)%
Total cost of sales	$22,673	75.9%	$16,642	73.7%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 35.8% in the thirteen weeks ended June 29, 2024, compared to 32.2% in the comparable period in 2023. This increase was primarily due to a 46.3% increase in the cost of bone-in chicken wings as compared to the prior year period. Our purchases in the prior fiscal second quarter were tied primarily to the spot market, which benefited from significant deflation in the cost of bone-in chicken wings.
Labor costs as a percentage of company-owned restaurant sales were 23.4% for the thirteen weeks ended June 29, 2024, compared to 24.4% in the comparable period in 2023. The decrease as a percentage of company-owned restaurant sales was primarily due to leverage as a result of company-owned domestic same store sales growth of 14.1%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 19.3% for the thirteen weeks ended June 29, 2024, compared to 19.5% for the thirteen weeks ended July 1, 2023. The decrease as a percentage of company-owned restaurant sales was primarily due to leverage related to the company-owned domestic same store sales increase of 14.1%, partially offset by an increase in pre-opening expenses in the current fiscal quarter and an increase in the national advertising fund contribution rate to 5.3% from 5.0% effective the first day of the fiscal second quarter 2024.
Advertising expenses
During the thirteen weeks ended June 29, 2024, advertising expenses were $58.5 million, an increase of $19.8 million compared to $38.7 million in the comparable period in 2023. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (“SG&A”)
During the thirteen weeks ended June 29, 2024, SG&A expense was $28.1 million, an increase of $6.0 million compared to $22.1 million in the comparable period in 2023. The increase in SG&A expense was driven by an increase in headcount related expenses of $1.9 million to support the growth in our business, an increase in incentive compensation and performance-based stock compensation expense of $1.9 million primarily related to the Company’s performance, and an increase in consulting and other professional fees of $1.0 million associated with our strategic initiatives.
Depreciation and amortization
During the thirteen weeks ended June 29, 2024, depreciation and amortization was $5.2 million, an increase of $1.9 million compared to $3.2 million in the comparable period in 2023. The increase in depreciation and amortization was primarily due to depreciation expense for the software assets placed in service related to our MyWingstop technology platform during the thirteen weeks ended June 29, 2024.
Interest expense, net
During the thirteen weeks ended June 29, 2024, interest expense, net was $5.2 million, an increase of $1.0 million compared to $4.2 million of interest expense, net in the comparable period in 2023. The increase was primarily driven by additional interest income earned on our cash balances during the thirteen weeks ended July 1, 2023.
Income tax expense
During the thirteen weeks ended June 29, 2024, we recognized income tax expense of $9.0 million, yielding an effective tax rate of 24.7%, compared to an effective tax rate of 27.3% in the prior year period. The decrease in the effective tax rate is primarily related to an increase in excess tax benefits recognized from stock-based compensation in income tax expense as compared to the prior fiscal quarter.

Twenty-Six Weeks Ended June 29, 2024 compared to Twenty-Six Weeks Ended July 1, 2023
The following table sets forth our results of operations for the twenty-six weeks ended June 29, 2024 and July 1, 2023 (dollars in thousands):

	Twenty-Six Weeks Ended		Increase / (Decrease)
	June 29, 2024	July 1, 2023	$	%
Revenue:
Royalty revenue, franchise fees and other	$138,257	$96,172	$42,085	43.8%
Advertising fees	104,803	74,059	30,744	41.5%
Company-owned restaurant sales	58,428	45,663	12,765	28.0%
Total revenue	301,488	215,894	85,594	39.6%
Costs and expenses:
Cost of sales (1)	43,944	33,337	10,607	31.8%
Advertising expenses	111,740	78,372	33,368	42.6%
Selling, general and administrative	53,275	45,773	7,502	16.4%
Depreciation and amortization	8,571	6,207	2,364	38.1%
Loss on disposal of assets	—	77	(77)	(100.0)%
Total costs and expenses	217,530	163,766	53,764	32.8%
Operating income	83,958	52,128	31,830	61.1%
Interest expense, net	9,744	8,817	927	10.5%
Other (income) expense	(774)	142	(916)	(645.1)%
Income before income tax expense	74,988	43,169	31,819	73.7%
Income tax expense	18,756	11,319	7,437	65.7%
Net income	$56,232	$31,850	$24,382	76.6%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.

Revenue
During the twenty-six weeks ended June 29, 2024, total revenue was $301.5 million, an increase of $85.6 million, or 39.6%, compared to $215.9 million in the comparable period in 2023.

Royalty revenue, franchise fees and other increased $42.1 million, of which $21.5 million was due to domestic same store sales growth of 25.1%, and $13.8 million was due to net new franchise development. Other revenue increased by $3.0 million primarily due to an increase in vendor rebates.

Advertising fees increased $30.7 million due to a 41.0% increase in system-wide sales during the twenty-six weeks ended June 29, 2024, and $3.1 million was due to an increase in the national advertising fund contribution rate to 5.3% from 5.0% effective the first day of the fiscal second quarter 2024.

Company-owned restaurant sales increased $12.8 million, primarily due to an increase of $6.7 million related to the addition of seven net new company-owned restaurants since the prior year comparable period. The remainder of the increase was due to company-owned same store sales growth of 10.1%, which was driven primarily by an increase in transactions.

Cost of sales
The table below presents the major components of cost of sales (dollars in thousands):

	Twenty-Six Weeks Ended
	June 29, 2024		July 1, 2023
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Food, beverage and packaging costs	$20,596	35.3%	$14,751	32.3%
Labor costs	13,663	23.4%	11,037	24.2%
Other restaurant operating expenses	11,167	19.1%	8,633	18.9%
Vendor rebates	(1,482)	(2.5)%	(1,084)	(2.4)%
Total cost of sales	$43,944	75.2%	$33,337	73.0%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 35.3% in the twenty-six weeks ended June 29, 2024, compared to 32.3% in the comparable period in 2023. The increase was primarily due to a 41.5% increase in the cost of bone-in chicken wings as compared to the prior year period. Our purchases in the prior fiscal year period were tied primarily to the spot market, which benefited from significant deflation in the cost of bone-in chicken wings.
Labor costs as a percentage of company-owned restaurant sales were 23.4% for the twenty-six weeks ended June 29, 2024, compared to 24.2% in the comparable period in 2023. The decrease in company-owned restaurant wages as a percentage of sales was primarily due to leverage as a result of company-owned domestic same store sales growth of 10.1%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 19.1% for the twenty-six weeks ended June 29, 2024, comparable to 18.9% in the prior fiscal year period in 2023.
Advertising expenses
During the twenty-six weeks ended June 29, 2024, advertising expenses were $111.7 million, an increase of $33.4 million compared to $78.4 million in the comparable period in 2023. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (SG&A)
During the twenty-six weeks ended June 29, 2024, SG&A expense was $53.3 million, an increase of $7.5 million compared to $45.8 million in the comparable period in 2023. The increase in SG&A expense was driven by an increase in headcount related expenses of $3.7 million to support the growth in our business and an increase in incentive compensation and performance-based stock compensation expense of $2.3 million primarily related to the Company’s performance.
Depreciation and amortization
During the twenty-six weeks ended June 29, 2024, depreciation and amortization was $8.6 million, an increase of $2.4 million compared to $6.2 million in the comparable period in 2023. The increase in depreciation and amortization was primarily due to depreciation expense for software assets placed in service related to our MyWingstop technology platform during the twenty-six weeks ended June 29, 2024.
Interest expense, net
During the twenty-six weeks ended June 29, 2024, interest expense, net was $9.7 million, an increase of $0.9 million compared to $8.8 million of interest expense, net in the comparable period in 2023. The increase was primarily driven by additional interest income earned on our cash balances during the twenty-six weeks ended July 1, 2023.
Income tax expense
During the twenty-six weeks ended June 29, 2024, we recognized income tax expense of $18.8 million yielding an effective tax rate of 25.0%, compared to an effective tax rate of 26.2% in the prior year period. The decrease in the effective tax rate is primarily related to an increase in excess tax benefits recognized from stock-based compensation in income tax expense as compared to the prior fiscal period.

Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and borrowings available under our securitized financing facility. Our primary requirements for liquidity and capital are working capital, general corporate needs, capital expenditures, income tax payments, debt service requirements, dividend payments, and the repurchases of shares of our common stock (if any). Historically, we have operated with minimal positive working capital or with negative working capital. We generally utilize available cash flows from operations to invest in our business, service our debt obligations, pay dividends, and repurchases of shares of our common stock (if any).
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our 2022 Variable Funding Notes (as defined below). As of June 29, 2024, the Company had $96.7 million of cash and cash equivalents on its balance sheet.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility, including our 2022 Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
The following table shows summary cash flows information for the twenty-six weeks ended June 29, 2024 and July 1, 2023 (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023
Net cash provided by (used in):
Operating activities	$80,837	$47,967
Investing activities	(25,251)	(22,206)
Financing activities	(45,161)	(17,374)
Net change in cash and cash equivalents	$10,425	$8,387
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
Net cash provided by operating activities was $80.8 million in the twenty-six weeks ended June 29, 2024, an increase of $32.9 million from net cash provided by operating activities of $48.0 million in the twenty-six weeks ended July 1, 2023. The increase is primarily due to an increase in operating income.
Investing activities. Our net cash used in investing activities was $25.3 million in the twenty-six weeks ended June 29, 2024, an increase of $3.0 million from net cash used in investing activities of $22.2 million in the twenty-six weeks ended July 1, 2023. The increase in net cash used in investing activities was primarily due to an increase in capital expenditures related to our technology investments as compared to the prior fiscal year period.
Financing activities. Our net cash used in financing activities was $45.2 million in the twenty-six weeks ended June 29, 2024, an increase of $27.8 million from net cash used in financing activities of $17.4 million in the twenty-six weeks ended July 1, 2023. The increase in net cash used in financing activities was primarily due to the repurchase of approximately $29.2 million in common stock under our Share Repurchase Program in the twenty-six weeks ended June 29, 2024, partially offset by principal payments made in the twenty-six weeks ended July 1, 2023.

Securitized financing facility. On March 9, 2022, the Company completed a securitized financing transaction, pursuant to which Wingstop Funding LLC, a limited purpose, bankruptcy-remote, indirect wholly-owned subsidiary of the Company, issued $250 million of its Series 2022-1 3.734% Fixed Rate Senior Secured Notes, Class A-2 (the "2022 Class A-2 Notes"), and entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Notes, Class A-1 (the “2022 Variable Funding Notes,” and together with the 2022 Class A-2 Notes, the “2022 Notes”), which permits borrowings of up to a maximum principal amount of $200 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. The proceeds from the securitized financing transaction were used to pay related transaction fees and expenses, strengthen the Company's liquidity position and for general corporate purposes, which included a return of capital to the Company’s stockholders.
In addition to the 2022 Notes, the Company’s outstanding debt consists of its existing Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Class A-2 Notes”). No borrowings were outstanding under the 2022 Variable Funding Notes as of June 29, 2024.
During the fiscal second quarter of 2024, the Company continued to have a leverage ratio under the 2020 Class A-2 Notes and the 2022 Class A-2 Notes of less than 5.0x. Per the terms of the Company’s debt agreements, principal payments are not due until the repayment date as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the entire outstanding balance of the 2020 Class A-2 Notes and the 2022 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026.
Dividends. We paid a quarterly cash dividend of $0.22 per share of common stock in each of the first two quarters of 2024, aggregating $12.9 million in the twenty-six weeks ended June 29, 2024. On July 30, 2024, our Board of Directors approved a dividend of $0.27 per share, to be paid on September 6, 2024 to stockholders of record as of August 16, 2024, totaling approximately $7.9 million.
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
Share Repurchase Program. On August 17, 2023, the Company announced a share repurchase program with authorization to purchase up to $250.0 million of its outstanding shares of common stock (the “Share Repurchase Program”). During the thirteen weeks ended June 29, 2024, the Company repurchased and retired 75,862 shares of its common stock at an average price of $381.29 per share. As of June 29, 2024, $96.1 million remained available under the Share Repurchase Program.
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
•our relationships with, and the performance of, our existing and new franchises and franchisees, as well as actions by franchisees that could harm our business;
•our ability to identify, recruit and contract with a sufficient number of qualified franchisees;
•risks associated with food safety, food-borne illness and other health concerns;
•our ability to successfully expand into new and existing markets;
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

•our ability to protect our intellectual property, including trademarks, trade secrets and other proprietary rights;
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside of our control, including inflation as compared to the prior year period. Although we enter into arrangements in an effort to mitigate the price volatility of food costs, there are no established fixed price markets for fresh bone-in chicken wings, so we may be subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 18.9% and 15.8% of our company-owned restaurant cost of sales during the twenty-six weeks ended June 29, 2024 and July 1, 2023, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.8 million during the twenty-six weeks ended June 29, 2024. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $720.9 million incurred under the 2020 Class A-2 Notes and the 2022 Class A-2 Notes as of June 29, 2024 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the 2022 Variable Funding Notes; however, the Company had no outstanding borrowings under its 2022 Variable Funding Notes as of June 29, 2024.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2024, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 29, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2024 - April 27, 2024	—	$—	—	$—
April 28, 2024 - May 25, 2024	38,763	386.92	38,763	109,999,905
May 26, 2024 - June 29, 2024	37,099	375.41	37,099	96,070,713
Total	75,862	$381.29	75,862	$96,070,713

(1) On August 17, 2023, the Company announced a share repurchase program with authorization to purchase up to $250.0 million of its outstanding shares of common stock (the “Share Repurchase Program”). The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of our Board of Directors. As of June 29, 2024, $96.1 million remained available under the Share Repurchase Program.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the thirteen weeks ended June 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1†	Wingstop Inc. 2024 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on May 23, 2024 and incorporated by reference herein.
10.2†
Form of Service-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2024 Omnibus Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37425) on May 23, 2024 and incorporated by reference herein.

10.3†
Form of Performance-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2024 Omnibus Incentive Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37425) on May 23, 2024 and incorporated by reference herein.

10.4†
Form of Option Award Agreement under the Wingstop Inc. 2024 Omnibus Incentive Plan, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37425) on May 23, 2024 and incorporated by reference herein.

10.5†
Form of Restricted Stock Award Agreement under the Wingstop Inc. 2024 Omnibus Incentive Plan, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-37425) on May 23, 2024 and incorporated by reference herein.

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

* Filed herewith.
** Furnished, not filed.
† Indicates management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wingstop Inc.
(Registrant)

Date:	July 31, 2024	By:	/s/ Michael J. Skipworth
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2024	By:	/s/ Alex R. Kaleida
Chief Financial Officer
(Principal Financial and Accounting Officer)