Form 10-Q
period 2024-09-28
Wingstop Inc.
filed 2024-10-30
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On October 29, 2024 there were 29,212,284 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	September 28, 2024	December 30, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$83,958	$90,216
Restricted cash	11,444	11,444
Accounts receivable, net	16,939	12,408
Prepaid expenses and other current assets	7,225	4,948
Advertising fund assets, restricted	46,671	25,328
Total current assets	166,237	144,344
Property and equipment, net	119,119	91,292
Operating lease assets	57,753	19,092
Goodwill	74,749	67,708
Trademarks	32,700	32,700
Customer relationships, net	6,792	7,740
Other non-current assets	27,412	14,949
Total assets	$484,762	$377,825
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$10,301	$4,725
Current portion of operating lease liabilities	3,533	2,380
Other current liabilities	58,386	38,571
Advertising fund liabilities	46,671	25,328
Total current liabilities	118,891	71,004
Long-term debt, net	713,729	712,327
Operating lease liabilities	60,414	17,807
Deferred revenues, net of current	37,007	30,145
Deferred income tax liabilities, net	2,097	3,721
Other non-current liabilities	90	187
Total liabilities	932,228	835,191
Commitments and contingencies (see Note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,212,082 and 29,337,920 shares issued and outstanding as of September 28, 2024 and December 30, 2023, respectively	292	293
Additional paid-in-capital	1,515	2,676
Retained deficit	(449,336)	(459,994)
Accumulated other comprehensive loss	63	(341)
Total stockholders' deficit	(447,466)	(457,366)
Total liabilities and stockholders' deficit	$484,762	$377,825
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue:
Royalty revenue, franchise fees and other	$74,395	$53,200	$212,652	$149,372
Advertising fees	56,764	39,951	161,567	114,010
Company-owned restaurant sales	31,339	23,953	89,767	69,616
Total revenue	162,498	117,104	463,986	332,998
Costs and expenses:
Cost of sales (1)	24,367	17,622	68,311	50,959
Advertising expenses	60,965	42,381	172,705	120,753
Selling, general and administrative	32,294	23,047	85,569	68,820
Depreciation and amortization	5,054	3,384	13,625	9,591
Loss on disposal of assets	—	18	—	95
Total costs and expenses	122,680	86,452	340,210	250,218
Operating income	39,818	30,652	123,776	82,780
Interest expense, net	5,130	4,520	14,874	13,337
Other (income) expense	(800)	(19)	(1,574)	123
Income before income tax expense	35,488	26,151	110,476	69,320
Income tax expense	9,756	6,640	28,512	17,959
Net income	$25,732	$19,511	$81,964	$51,361

Earnings per share
Basic	$0.88	$0.66	$2.80	$1.72
Diluted	$0.88	$0.65	$2.78	$1.71

Weighted average shares outstanding
Basic	29,265	29,750	29,319	29,889
Diluted	29,383	29,818	29,441	29,969

Dividends per share	$0.27	$0.22	$0.71	$0.60

Other comprehensive income (loss)
Currency translation adjustment	$440	$(199)	$404	$76
Other comprehensive income (loss)	440	(199)	404	76
Comprehensive income	$26,172	$19,312	$82,368	$51,437

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirty-Nine Weeks Ended September 30, 2023
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 31, 2022	29,932,668	$300	$2,797	$(393,321)	$(637)	$(390,861)
Net income	—	—	—	15,669	—	15,669
Shares issued under stock plans	49,817	—	111	—	—	111
Tax payments for restricted stock upon vesting	(13,613)	—	—	(2,292)	—	(2,292)
Stock-based compensation expense, net of forfeitures	—	—	3,345	—	—	3,345
Dividends declared on common stock and equivalents	—	—	(5,444)	(465)	—	(5,909)
Currency translation adjustment	—	—	—	—	147	147
Balance at April 1, 2023	29,968,872	300	809	(380,409)	(490)	(379,790)
Net income	—	—	—	16,181	—	16,181
Shares issued under stock plans	9,084	—	362	—	—	362
Tax payments for restricted stock upon vesting	(342)	—	—	(69)	—	(69)
Stock-based compensation expense, net of forfeitures	—	—	3,546	—	—	3,546
Dividends declared on common stock and equivalents	—	—	(2,679)	(3,030)	—	(5,709)
Currency translation adjustment	—	—	—	—	128	128
Balance at July 1, 2023	29,977,614	$300	$2,038	$(367,327)	$(362)	$(365,351)
Net income	—	—	—	19,511	—	19,511
Shares issued under stock plans	4,857	—	270	—	—	270
Purchases of common stock	(567,151)	(6)	(241)	(125,878)	—	(126,125)
Tax payments for restricted stock upon vesting	(400)	—	—	(66)	—	(66)
Stock-based compensation expense, net of forfeitures	—	—	3,128	—	—	3,128
Dividends declared on common stock and equivalents	—	—	(3,957)	(2,653)	—	(6,610)
Currency translation adjustment	—	$—	$—	$—	$(199)	$(199)
Balance at September 30, 2023	29,414,920	$294	$1,238	$(476,413)	$(561)	$(475,442)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirty-Nine Weeks Ended September 28, 2024
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 30, 2023	29,337,920	$293	$2,676	$(459,994)	$(341)	$(457,366)
Net income	—	—	—	28,747	—	28,747
Shares issued under stock plans	42,918	1	707	—	—	708
Tax payments for restricted stock upon vesting	(10,860)	—	—	(3,717)	—	(3,717)
Stock-based compensation expense, net of forfeitures	—	—	3,812	—	—	3,812
Dividends declared on common stock and equivalents	—	—	(6,277)	(262)	—	(6,539)
Currency translation adjustment	—	—	—	—	(24)	(24)
Balance at March 30, 2024	29,369,978	294	918	(435,226)	(365)	(434,379)
Net income	—	—	—	27,485	—	27,485
Shares issued under stock plans	11,323	—	546	—	—	546
Purchases of common stock	(75,862)	(1)	(4,304)	(24,915)	—	(29,220)
Tax payments for restricted stock upon vesting	(1,038)	—	—	(401)	—	(401)
Stock-based compensation expense, net of forfeitures	—	—	4,926	—	—	4,926
Dividends declared on common stock and equivalents	—	—	(217)	(6,269)	—	(6,486)
Currency translation adjustment	—	—	—	—	(12)	(12)
Balance at June 29, 2024	29,304,401	$293	$1,869	$(439,326)	$(377)	$(437,541)
Net income	—	—	—	25,732	—	25,732
Shares issued under stock plans	1,850	—	—	—	—	—
Purchases of common stock	(93,617)	(1)	(7,307)	(27,887)	—	(35,195)
Tax payments for restricted stock upon vesting	(552)	—	—	(230)	—	(230)
Stock-based compensation expense, net of forfeitures	—	—	7,273	—	—	7,273
Dividends declared on common stock and equivalents	—	—	(320)	(7,625)	—	(7,945)
Currency translation adjustment	—	—	—	—	440	440
Balance at September 28, 2024	29,212,082	$292	$1,515	$(449,336)	$63	$(447,466)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023

Operating activities
Net income	$81,964	$51,361
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,625	9,591
Deferred income taxes	(1,624)	(1,200)
Stock-based compensation expense	16,011	10,019
Loss on disposal of assets	—	95
Amortization of debt issuance costs	1,561	1,530
Changes in operating assets and liabilities:
Accounts receivable	(4,531)	(2,490)
Prepaid expenses and other assets	(9,159)	(20)
Advertising fund assets and liabilities, net	17,718	9,596
Accounts payable and other current liabilities	22,097	2,992
Deferred revenue	7,227	2,054
Other non-current liabilities	4,979	219
Cash provided by operating activities	149,868	83,747

Investing activities
Purchases of property and equipment	(35,575)	(28,295)
Acquisition of restaurants from franchisee	(14,048)	(4,396)
Payments for investments	(500)	(808)
Cash used in investing activities	(50,123)	(33,499)

Financing activities
Proceeds from exercise of stock options	1,254	743
Repayments of long-term debt	—	(3,650)
Purchases of common stock	(64,210)	(125,250)
Tax payments for restricted stock upon vesting	(4,348)	(2,427)
Dividends paid	(20,981)	(18,433)
Cash used in financing activities	(88,285)	(149,017)

Net increase in cash, cash equivalents, and restricted cash	11,460	(98,769)
Cash, cash equivalents, and restricted cash at beginning of period	119,676	205,715
Cash, cash equivalents, and restricted cash at end of period	$131,136	$106,946

Supplemental information:
Accrued capital expenditures	$5,196	$4,622

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation and Update to Significant Accounting Policies
Nature of operations. Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of September 28, 2024, the Company had a total of 2,458 restaurants system-wide. The Company’s restaurant base is approximately 98% franchised, with 2,402 franchised locations (including 338 restaurants in international locations and U.S. territories) and 56 company-owned restaurants as of September 28, 2024.
Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of September 28, 2024 and December 30, 2023, and operating results are for the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023.
Certain prior period information on the Consolidated Balance Sheets have been reclassified to conform to the current presentation.
In the Company’s opinion, all necessary adjustments have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the “Annual Report”).
Fiscal year. The Company uses a 52- or 53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2024 and 2023 each have 52 weeks.
Cash, Cash Equivalents, and Restricted Cash. Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of September 28, 2024 and December 30, 2023 were as follows (in thousands):

	September 28, 2024	December 30, 2023
Cash and cash equivalents	$83,958	$90,216
Restricted cash	11,444	11,444
Restricted cash, included in Advertising fund assets, restricted	35,734	18,016
Total cash, cash equivalents, and restricted cash	$131,136	$119,676
Recently issued accounting pronouncements. We reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements. There have been no changes to the recently issued accounting pronouncements not yet adopted disclosed in the Annual Report.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Basic weighted average shares outstanding	29,265	29,750	29,319	29,889
Dilutive shares	118	68	122	80
Diluted weighted average shares outstanding	29,383	29,818	29,441	29,969
No equity awards were excluded from the dilutive earnings per share calculation for the thirteen and thirty-nine weeks ended September 28, 2024. For the thirteen and thirty-nine weeks ended September 30, 2023, equity awards representing approximately 9,000 and 5,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Stockholders’ Deficit
Dividends
In connection with the Company’s regular dividend program, our Board of Directors declared a quarterly dividend of $0.22 per share of common stock in each of the first two quarters of 2024, and a quarterly dividend of $0.27 per share of common stock in the third quarter of 2024, resulting in aggregate declared dividends of $20.8 million, or $0.71 per share of common stock, during the thirty-nine weeks ended September 28, 2024.

Subsequent to the third quarter, on October 29, 2024, our Board of Directors declared a regular quarterly dividend of $0.27 per share of common stock for stockholders of record as of November 15, 2024. The regular quarterly dividend is to be paid on December 6, 2024, totaling approximately $7.9 million.
Share Repurchase Program
On August 17, 2023, the Company announced a share repurchase program with authorization to purchase up to $250.0 million of its outstanding shares of common stock (the “Share Repurchase Program”). During the thirty-nine weeks ended September 28, 2024, the Company repurchased and retired 169,479 shares of its common stock at an average price of $377.09 per share. As of September 28, 2024, $61.1 million remained available under the Share Repurchase Program.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt and the investment in bonds issued by the Company’s United Kingdom master franchisee, Lemon Pepper Holdings Ltd. (“LPH”), are determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	September 28, 2024		December 30, 2023
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$472,800	$445,945	$472,800	$423,823
2022-1 Class A-2 Senior Secured Notes (1)	Level 2	$248,125	$235,421	$248,125	$222,370
Investments in bonds of LPH (2)	Level 3	$3,884	$4,669	$3,557	$4,306
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
(5)    Income Taxes
Income tax expense and the effective tax rate were $9.8 million and 27.5%, respectively, for the thirteen weeks ended September 28, 2024, and $6.6 million and 25.4%, respectively, for the thirteen weeks ended September 30, 2023. The increase in the effective tax rate is primarily related to the impact of nondeductible expenses for executive compensation in the current fiscal year period. Income tax expense and the effective tax rate were $28.5 million and 25.8%, respectively, for the thirty-nine weeks ended September 28, 2024, and $18.0 million and 25.9%, respectively, for the thirty-nine weeks ended September 30, 2023.
(6)    Debt Obligations
Long-term debt consisted of the following components (in thousands):

	September 28, 2024	December 30, 2023
2020-1 Class A-2 Senior Secured Notes	$472,800	$472,800
2022-1 Class A-2 Senior Secured Notes	248,125	248,125
Debt issuance costs, net of amortization	(7,196)	(8,598)
Total debt	713,729	712,327
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
No borrowings were outstanding under the 2022 Variable Funding Notes as of September 28, 2024 and December 30, 2023.
As of September 28, 2024, the Company’s leverage ratio under the 2020 Class A-2 Notes and the 2022 Class A-2 Notes was less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date, as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company elected to suspend payments following the principal payment made in the second quarter of 2023, and the entire outstanding balance of $720.9 million of the 2020 Class A-2 Notes and the 2022 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026.

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
(8)     Leases
The Company has operating leases for retail store locations, office space, and equipment. The Company determines whether an arrangement is a lease at inception. The Company's leases have remaining terms of 0.2 years to 13.3 years, some of which include options to extend the lease term for up to ten years. The years remaining on the Company’s lease terms may include years that may be added to the lease terms by the exercise of options to renew when it is reasonably certain that the Company will exercise such options.
During the first fiscal quarter 2024, the Company executed a lease for an office building, which commenced in May 2024. The operating lease has an initial lease term of 13.8 years with undiscounted fixed payments of $66.9 million over the initial term.
Components of lease expense were as follows (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023
Operating lease cost (1)	4,728	2,623
Variable lease cost (2)	570	447
Total lease cost	5,298	3,070
(1) Includes short-term leases, which are immaterial.
(2) Primarily related to adjustments for inflation, common area maintenance, and property tax.
Supplemental cash flow information related to leases is as follows (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023
Cash paid (received) for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$(4,849)	$2,518
Right-of-use assets obtained in exchange for new operating lease liabilities	$41,260	$3,947
(1) Includes tenant improvement reimbursements received.
(9)    Stock-Based Compensation
During the thirty-nine weeks ended September 28, 2024, the Company granted 25,257 restricted stock units (“RSUs”) to certain employees. The RSUs granted to certain employees generally vest ratably over a three-year period subsequent to the grant date and had a weighted-average grant-date fair value of $372.52 per unit.
In addition, the Company granted 24,015 performance stock units (“PSUs”) to certain employees during the thirty-nine weeks ended September 28, 2024. Of the total PSUs granted, 20,593 PSUs are subject to a service condition and a performance vesting condition based on return on incremental invested capital (“ROI PSUs”). The ROI PSUs are generally eligible to cliff-vest approximately three years from the grant date, and the maximum vesting percentage that could be realized for each of the ROI PSUs is 250% based on the level of performance achieved for the awards. The remaining 3,422 PSUs granted are subject to a service condition and a performance vesting condition based on the number of net new restaurants opened over the

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
performance period (“NNR PSUs”). The NNR PSUs vest ratably over a three-year period, and the maximum vesting percentage that could be realized for each of the NNR PSUs is 100% based on the level of performance achieved for the awards. The PSUs had a weighted-average grant-date fair value of $371.03 per unit. Total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.

Total compensation expense related to all share-based awards, net of forfeitures recognized, was $16.0 million and $10.0 million for the thirty-nine weeks ended September 28, 2024 and September 30, 2023, respectively, and was included in Selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Comprehensive Income.
(10)    Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Royalty revenue	$66,952	$47,546	$192,344	$134,330
Advertising fees and related income	56,764	39,951	161,567	114,010
Franchise fees	1,419	1,660	4,101	3,828

Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen and thirty-nine weeks ended September 28, 2024 was included in the deferred revenue balance as of December 30, 2023. Approximately $12.5 million and $9.3 million of deferred revenue as of September 28, 2024 and December 30, 2023, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.3 years. The Company did not have any material contract assets as of September 28, 2024.
(11)    Acquisitions of Company-owned Restaurants
The Company acquired four existing restaurants from franchisees during the thirty-nine weeks ended September 28, 2024. The aggregate purchase price was $14.0 million and was funded by cash flow from operations. The following table summarizes the allocations of the purchase price to the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Purchase Price Allocation
Working capital	$44
Property and equipment	253
Reacquired franchise rights	6,710
Goodwill	7,041
Total purchase price	$14,048
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
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with over 2,450 locations worldwide. We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings, boneless wings, tenders, and chicken sandwiches, always cooked to order and hand-sauced-and-tossed in 12 bold, distinctive flavors.
The Company is primarily a franchisor, with approximately 98% of Wingstop’s restaurants currently owned and operated by independent franchisees. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating stockholder value through strong and consistent free cash flow and capital-efficient growth.
Third Quarter of 2024 Highlights
•System-wide sales increased 39.4% over the prior fiscal third quarter to $1.2 billion;
•106 net new openings in the fiscal third quarter 2024 for a total of 2,458 worldwide locations;
•Domestic same store sales increased 20.9% over the prior fiscal third quarter;
•Company-owned restaurant same store sales increased 7.3% over the prior fiscal third quarter;
•Digital sales increased to 69.0% of system-wide sales, as compared to 66.9% in the prior fiscal third quarter;
•Domestic AUV increased to $2.1 million;
•Total revenue increased 38.8% over the prior fiscal third quarter to $162.5 million;
•Net income increased 31.9% to $25.7 million, or $0.88 per diluted share, compared to net income of $19.5 million, or $0.65 per diluted share, in the prior fiscal third quarter; and
•Adjusted EBITDA, a non-GAAP measure, increased 39.5% to $53.7 million, compared to adjusted EBITDA of $38.5 million in the prior fiscal third quarter.
Year-to-Date Third Quarter of 2024 Highlights
•System-wide sales increased 40.4% to $3.5 billion;
•244 net new openings in the year-to-date third quarter of 2024;
•Domestic same store sales increased 23.6% over the prior fiscal year-to-date period;
•Total revenue increased 39.3% to $464.0 million over the prior fiscal year-to-date period;
•Net income increased 59.6% to $82.0 million, or $2.78 per diluted share, compared to net income of $51.4 million, or $1.71 per diluted share, in the prior fiscal year-to-date period; and
•Adjusted EBITDA, a non-GAAP measure, increased 45.0% to $155.7 million, compared to adjusted EBITDA of $107.4 million in the prior fiscal year-to-date period.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Domestic Franchised Activity:
Beginning of period	1,988	1,749	1,877	1,678
Openings	79	42	191	116
Closures	—	—	—	(1)
Acquired by Company	(3)	—	(4)	(2)
Restaurants end of period	2,064	1,791	2,064	1,791

Domestic Company-Owned Activity:
Beginning of period	52	45	49	43
Openings	1	1	3	1
Closures	—	—	—	—
Acquired by Company	3	—	4	2
Restaurants end of period	56	46	56	46

Total Domestic Restaurants	2,120	1,837	2,120	1,837

International Franchised Activity(1):
Beginning of period	312	252	288	238
Openings	28	13	55	30
Closures	(2)	(3)	(5)	(6)
Restaurants end of period	338	262	338	262

Total System-wide Restaurants	2,458	2,099	2,458	2,099

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

 EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, net, income tax expense (benefit), and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, net, income tax expense (benefit), and depreciation and amortization, with further adjustments for losses on debt extinguishment and financing transactions, transaction costs, costs and fees associated with investments in our strategic initiatives, system implementation costs, and stock-based compensation expense. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in methods of calculation. For a reconciliation of net income to EBITDA and Adjusted EBITDA and for further discussion of EBITDA and Adjusted EBITDA as non-GAAP measures and how we utilize them, see footnote 2 below.
The following table sets forth our key performance indicators for the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023 (in thousands, except unit data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Number of system-wide restaurants open at end of period	2,458	2,099	2,458	2,099
System-wide sales (1)	$1,233,373	$885,045	$3,532,891	$2,516,427
Domestic restaurant AUV	$2,116	$1,755	$2,116	$1,755
Domestic same store sales growth	20.9%	15.3%	23.6%	17.3%
Company-owned domestic same store sales growth	7.3%	6.0%	9.1%	7.2%
Total revenue	$162,498	$117,104	$463,986	$332,998
Net income	$25,732	$19,511	$81,964	$51,361
Adjusted EBITDA (2)	$53,672	$38,483	$155,713	$107,417

(1) The percentage of system-wide sales attributable to company-owned restaurants was 2.5% and 2.7% for the thirteen weeks ended September 28, 2024 and September 30, 2023, respectively, and was 2.5% and 2.8% for the thirty-nine weeks ended September 28, 2024 and September 30, 2023, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only as performance measures and supplementally. As noted in the table below, Adjusted EBITDA includes adjustments for losses on debt extinguishment and financing transactions, transaction costs, costs and fees associated with investments in our strategic initiatives, system implementation costs, and stock-based compensation expense. We believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our restaurants, and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management measure our core operating performance over time by removing items that are not related to day-to-day operations.
The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$25,732	$19,511	$81,964	$51,361
Interest expense, net	5,130	4,520	14,874	13,337
Income tax expense	9,756	6,640	28,512	17,959
Depreciation and amortization	5,054	3,384	13,625	9,591
EBITDA	$45,672	$34,055	$138,975	$92,248
Additional adjustments:
Consulting fees (a)	—	1,300	—	5,150
System implementation costs (b)	727	—	727	—
Stock-based compensation expense (c)	7,273	3,128	16,011	10,019
Adjusted EBITDA	$53,672	$38,483	$155,713	$107,417

(a) Represents non-recurring consulting fees that are not part of our ongoing operations and are incurred to execute discrete, project-based strategic initiatives, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income. The costs incurred in the thirteen and thirty-nine weeks ended September 30, 2023 include consulting fees relating to a comprehensive review of our long-term growth strategy for our domestic business to explore potential future initiatives, which review was completed in fiscal year 2023. Given the magnitude and scope of this strategic review that is not expected to recur in the foreseeable future, the Company considers the incremental consulting fees incurred with respect to the initiative not reflective of the ongoing costs to operate its business.
(b) System implementation costs represent non-recurring expenses incurred related to the development and implementation of new enterprise resource planning and human capital management technology, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(c) Includes non-cash, stock-based compensation, net of forfeitures.

Results of Operations
Thirteen Weeks Ended September 28, 2024 compared to Thirteen Weeks Ended September 30, 2023
The following table sets forth our results of operations for the thirteen weeks ended September 28, 2024 and September 30, 2023 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	September 28, 2024	September 30, 2023	$	%
Revenue:
Royalty revenue, franchise fees and other	$74,395	$53,200	$21,195	39.8%
Advertising fees	56,764	39,951	16,813	42.1%
Company-owned restaurant sales	31,339	23,953	7,386	30.8%
Total revenue	162,498	117,104	45,394	38.8%
Costs and expenses:
Cost of sales (1)	24,367	17,622	6,745	38.3%
Advertising expenses	60,965	42,381	18,584	43.8%
Selling, general and administrative	32,294	23,047	9,247	40.1%
Depreciation and amortization	5,054	3,384	1,670	49.3%
Loss on disposal of assets	—	18	(18)	(100.0)%
Total costs and expenses	122,680	86,452	36,228	41.9%
Operating income	39,818	30,652	9,166	29.9%
Interest expense, net	5,130	4,520	610	13.5%
Other (income) expense	(800)	(19)	(781)	4,110.5%
Income before income tax expense	35,488	26,151	9,337	35.7%
Income tax expense	9,756	6,640	3,116	46.9%
Net income	$25,732	$19,511	$6,221	31.9%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, but excludes depreciation and amortization, which are presented separately.
Revenue
During the thirteen weeks ended September 28, 2024, total revenue was $162.5 million, an increase of $45.4 million, or 38.8%, compared to $117.1 million in the comparable period in 2023.

Royalty revenue, franchise fees and other increased $21.2 million, of which $9.6 million was due to domestic same store sales growth of 20.9%, and $9.3 million was due to net new franchise restaurant development. Other revenue increased by $2.1 million primarily due to an increase in vendor rebates.

Advertising fees increased $16.8 million primarily due to a 39.4% increase in system-wide sales during the fiscal third quarter 2024. $3.2 million of the increase was due to an increase in the national advertising fund contribution rate to 5.3% from 5.0%, effective the first day of the fiscal second quarter 2024.

Company-owned restaurant sales increased $7.4 million, due to an increase of $4.9 million related to the addition of ten net new company-owned restaurants since the prior fiscal third quarter. The remainder of the increase was due to company-owned same store sales growth of 7.3%, which was driven primarily by an increase in transactions.

Cost of sales
The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	September 28, 2024		September 30, 2023
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Food, beverage and packaging costs	$11,590	37.0%	$7,910	33.0%
Labor costs	7,355	23.5%	5,646	23.6%
Other restaurant operating expenses	6,270	20.0%	4,645	19.4%
Vendor rebates	(848)	(2.7)%	(579)	(2.4)%
Total cost of sales	$24,367	77.8%	$17,622	73.6%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 37.0% in the thirteen weeks ended September 28, 2024, compared to 33.0% in the comparable period in 2023. This increase was primarily due to a 42.9% increase in the cost of bone-in chicken wings as compared to the prior year period. Our purchases in the prior fiscal third quarter were tied primarily to the spot market, which benefited from significant deflation in the cost of bone-in chicken wings.
Labor costs as a percentage of company-owned restaurant sales were 23.5% for the thirteen weeks ended September 28, 2024, which was comparable to 23.6% for the thirteen weeks ended September 30, 2023.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 20.0% for the thirteen weeks ended September 28, 2024, compared to 19.4% for the thirteen weeks ended September 30, 2023. The increase as a percentage of company-owned restaurant sales was primarily due to an increase in the national advertising fund contribution rate to 5.3% from 5.0%, effective the first day of the fiscal second quarter 2024, as well as an increase in pre-opening expenses as compared to the prior year period.
Advertising expenses
During the thirteen weeks ended September 28, 2024, advertising expenses were $61.0 million, an increase of $18.6 million compared to $42.4 million in the comparable period in 2023. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (“SG&A”)
During the thirteen weeks ended September 28, 2024, SG&A expense was $32.3 million, an increase of $9.2 million compared to $23.0 million in the comparable period in 2023. The increase in SG&A expense was driven by an increase in performance-based stock compensation and incentive compensation expense of $4.9 million primarily related to the Company’s performance, an increase in headcount related expenses of $2.8 million to support the growth in our business, and an increase in consulting and other professional fees of $1.3 million associated with our strategic initiatives, including system implementation costs.
Depreciation and amortization
During the thirteen weeks ended September 28, 2024, depreciation and amortization was $5.1 million, an increase of $1.7 million compared to $3.4 million in the comparable period in 2023. The increase in depreciation and amortization was primarily due to depreciation expense for the software assets placed in service during the second fiscal quarter 2024 related to our MyWingstop technology platform.
Interest expense, net
During the thirteen weeks ended September 28, 2024, interest expense, net was $5.1 million, an increase of $0.6 million compared to $4.5 million of interest expense, net in the comparable period in 2023. The increase was primarily driven by additional interest income earned on our cash balances during the thirteen weeks ended September 30, 2023.

Income tax expense
During the thirteen weeks ended September 28, 2024, we recognized income tax expense of $9.8 million, yielding an effective tax rate of 27.5%, compared to an effective tax rate of 25.4% in the prior year period. The increase in the effective tax rate is primarily related to the impact of nondeductible expenses for executive compensation during the thirteen weeks ended September 28, 2024.

Thirty-Nine Weeks Ended September 28, 2024 compared to Thirty-Nine Weeks Ended September 30, 2023
The following table sets forth our results of operations for the thirty-nine weeks ended September 28, 2024 and September 30, 2023 (dollars in thousands):

	Thirty-Nine Weeks Ended		Increase / (Decrease)
	September 28, 2024	September 30, 2023	$	%
Revenue:
Royalty revenue, franchise fees and other	$212,652	$149,372	$63,280	42.4%
Advertising fees	161,567	114,010	47,557	41.7%
Company-owned restaurant sales	89,767	69,616	20,151	28.9%
Total revenue	463,986	332,998	130,988	39.3%
Costs and expenses:
Cost of sales (1)	68,311	50,959	17,352	34.1%
Advertising expenses	172,705	120,753	51,952	43.0%
Selling, general and administrative	85,569	68,820	16,749	24.3%
Depreciation and amortization	13,625	9,591	4,034	42.1%
Loss on disposal of assets	—	95	(95)	(100.0)%
Total costs and expenses	340,210	250,218	89,992	36.0%
Operating income	123,776	82,780	40,996	49.5%
Interest expense, net	14,874	13,337	1,537	11.5%
Other (income) expense	(1,574)	123	(1,697)	(1,379.7)%
Income before income tax expense	110,476	69,320	41,156	59.4%
Income tax expense	28,512	17,959	10,553	58.8%
Net income	$81,964	$51,361	$30,603	59.6%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.

Revenue
During the thirty-nine weeks ended September 28, 2024, total revenue was $464.0 million, an increase of $131.0 million, or 39.3%, compared to $333.0 million in the comparable period in 2023.

Royalty revenue, franchise fees and other increased $63.3 million, of which $31.1 million was due to domestic same store sales growth of 23.6%, and $20.2 million was due to net new franchise development. Other revenue increased by $5.0 million primarily due to an increase in vendor rebates.

Advertising fees increased $47.6 million due to a 40.4% increase in system-wide sales during the thirty-nine weeks ended September 28, 2024, and $6.3 million was due to an increase in the national advertising fund contribution rate to 5.3% from 5.0%, effective the first day of the fiscal second quarter 2024.

Company-owned restaurant sales increased $20.2 million, primarily due to an increase of $10.0 million related to the addition of ten net new company-owned restaurants since the prior year comparable period. The remainder of the increase was due to company-owned same store sales growth of 9.1%, which was driven primarily by an increase in transactions.

Cost of sales
The table below presents the major components of cost of sales (dollars in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2024		September 30, 2023
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Food, beverage and packaging costs	$32,186	35.9%	$22,661	32.6%
Labor costs	21,017	23.4%	16,683	24.0%
Other restaurant operating expenses	17,438	19.4%	13,278	19.1%
Vendor rebates	(2,330)	(2.6)%	(1,663)	(2.4)%
Total cost of sales	$68,311	76.1%	$50,959	73.2%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 35.9% in the thirty-nine weeks ended September 28, 2024, compared to 32.6% in the comparable period in 2023. The increase was primarily due to a 41.5% increase in the cost of bone-in chicken wings as compared to the prior year period. Our purchases in the prior fiscal year period were tied primarily to the spot market, which benefited from significant deflation in the cost of bone-in chicken wings.
Labor costs as a percentage of company-owned restaurant sales were 23.4% for the thirty-nine weeks ended September 28, 2024, compared to 24.0% in the comparable period in 2023. The decrease in company-owned restaurant wages as a percentage of sales was primarily due to leverage as a result of company-owned domestic same store sales growth of 9.1%.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 19.4% for the thirty-nine weeks ended September 28, 2024, comparable to 19.1% in the prior fiscal year period in 2023. The increase as a percentage of company-owned restaurant sales was primarily due to an increase in the national advertising fund contribution rate to 5.3% from 5.0%, effective the first day of the fiscal second quarter 2024, as well as an increase in pre-opening expenses as compared to the prior year period.
Advertising expenses
During the thirty-nine weeks ended September 28, 2024, advertising expenses were $172.7 million, an increase of $52.0 million compared to $120.8 million in the comparable period in 2023. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (SG&A)
During the thirty-nine weeks ended September 28, 2024, SG&A expense was $85.6 million, an increase of $16.7 million compared to $68.8 million in the comparable period in 2023. The increase in SG&A expense was driven by an increase in performance-based stock compensation and incentive compensation expense of $7.3 million primarily related to the Company’s performance, an increase in headcount related expenses of $6.8 million to support the growth in our business, and an increase in consulting and other professional fees of $1.6 million associated with our strategic initiatives, including system implementation costs.
Depreciation and amortization
During the thirty-nine weeks ended September 28, 2024, depreciation and amortization was $13.6 million, an increase of $4.0 million compared to $9.6 million in the comparable period in 2023. The increase in depreciation and amortization was primarily due to depreciation expense for software assets placed in service related to our MyWingstop technology platform during the thirty-nine weeks ended September 28, 2024.
Interest expense, net
During the thirty-nine weeks ended September 28, 2024, interest expense, net was $14.9 million, an increase of $1.5 million compared to $13.3 million of interest expense, net in the comparable period in 2023. The increase was primarily driven by additional interest income earned on our cash balances during the thirty-nine weeks ended September 30, 2023.

Income tax expense
During the thirty-nine weeks ended September 28, 2024, we recognized income tax expense of $28.5 million yielding an effective tax rate of 25.8%, which is comparable to an effective tax rate of 25.9% in the prior year period.
Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and borrowings available under our securitized financing facility. Our primary requirements for liquidity and capital are working capital, general corporate needs, capital expenditures, income tax payments, debt service requirements, dividend payments, and the repurchase of shares of our common stock (if any). Historically, we have operated with minimal positive working capital or with negative working capital. We generally utilize available cash flows from operations to invest in our business, service our debt obligations, pay dividends, and repurchase shares of our common stock (if any).
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our 2022 Variable Funding Notes (as defined below). As of September 28, 2024, the Company had $84.0 million of cash and cash equivalents on its balance sheet.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility, including our 2022 Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
The following table shows summary cash flows information for the thirty-nine weeks ended September 28, 2024 and September 30, 2023 (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023
Net cash provided by (used in):
Operating activities	$149,868	$83,747
Investing activities	(50,123)	(33,499)
Financing activities	(88,285)	(149,017)
Net change in cash and cash equivalents	$11,460	$(98,769)
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
Net cash provided by operating activities was $149.9 million in the thirty-nine weeks ended September 28, 2024, an increase of $66.1 million from net cash provided by operating activities of $83.7 million in the thirty-nine weeks ended September 30, 2023. The increase is primarily due to an increase in operating income, coupled with the change in working capital due to timing of payments associated with our national advertising campaign and taxes.
Investing activities. Our net cash used in investing activities was $50.1 million in the thirty-nine weeks ended September 28, 2024, an increase of $16.6 million from net cash used in investing activities of $33.5 million in the thirty-nine weeks ended September 30, 2023. The increase is primarily due to an increase in capital expenditures related to our technology investments, as well as the impact of additional restaurants acquired from franchisees as compared to the prior fiscal year period.
Financing activities. Our net cash used in financing activities was $88.3 million in the thirty-nine weeks ended September 28, 2024, a decrease of $60.7 million from net cash used in financing activities of $149.0 million in the thirty-nine weeks ended September 30, 2023. The decrease is primarily due to a decrease in common stock repurchased under our Share Repurchase Program as compared to the prior fiscal year period, in which we initiated a $125.0 million accelerated share repurchase program, as well as principal payments made in the thirty-nine weeks ended September 30, 2023.

Securitized financing facility. On March 9, 2022, the Company completed a securitized financing transaction, pursuant to which Wingstop Funding LLC, a limited purpose, bankruptcy-remote, indirect wholly-owned subsidiary of the Company, issued $250 million of its Series 2022-1 3.734% Fixed Rate Senior Secured Notes, Class A-2 (the "2022 Class A-2 Notes"), and entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Notes, Class A-1 (the “2022 Variable Funding Notes,” and together with the 2022 Class A-2 Notes, the “2022 Notes”), which permits borrowings of up to a maximum principal amount of $200 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. The proceeds from the securitized financing transaction were used to pay related transaction fees and expenses, strengthen the Company's liquidity position and for general corporate purposes, which included a return of capital to the Company’s stockholders. No borrowings were outstanding under the 2022 Variable Funding Notes as of September 28, 2024.
In addition to the 2022 Notes, the Company’s outstanding debt consists of its existing Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Class A-2 Notes”).
During the fiscal third quarter of 2024, the Company continued to have a leverage ratio under the 2020 Class A-2 Notes and the 2022 Class A-2 Notes of less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date, as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company elected to suspend payments following the principal payment made in the second quarter of 2023, and the entire outstanding balance of the 2020 Class A-2 Notes and the 2022 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026.
Dividends. We paid a quarterly cash dividend of $0.22 per share of common stock in each of the first two quarters of 2024, and a quarterly dividend of $0.27 per share of common stock in the third quarter of 2024, resulting in aggregate declared dividends of $20.8 million, or $0.71 per share of common stock, during the thirty-nine weeks ended September 28, 2024. On October 29, 2024 the Company’s Board of Directors declared a dividend of $0.27 per share, to be paid on December 6, 2024 to stockholders of record as of November 15, 2024, totaling approximately $7.9 million.
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
Share Repurchase Program. On August 17, 2023, the Company announced a share repurchase program with authorization to purchase up to $250.0 million of its outstanding shares of common stock (the “Share Repurchase Program”). During the thirteen weeks ended September 28, 2024, the Company repurchased and retired 93,617 shares of its common stock at an average price of $373.68 per share. As of September 28, 2024, $61.1 million remained available under the Share Repurchase Program.
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
•risks associated with data privacy, cybersecurity and the use and implementation of information technology, including heightened risks that may arise upon increased adoption of artificial intelligence technologies;
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
•our ability to comply with laws and government regulations, including those relating to food products, employment and franchising, advertising and consumer protection, or increased costs associated with new or changing regulations;
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside of our control, including inflation as compared to the prior year period. Although we enter into arrangements in an effort to mitigate the price volatility of food costs, there are no established fixed price markets for fresh bone-in chicken wings, so we may be subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 19.5% and 16.2% of our company-owned restaurant cost of sales during the thirty-nine weeks ended September 28, 2024 and September 30, 2023, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $1.3 million during the thirty-nine weeks ended September 28, 2024. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $720.9 million incurred under the 2020 Class A-2 Notes and the 2022 Class A-2 Notes as of September 28, 2024 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the 2022 Variable Funding Notes; however, the Company had no outstanding borrowings under its 2022 Variable Funding Notes as of September 28, 2024.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2024, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 28, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 30, 2024 - July 27, 2024	—	$—	—	$96,070,713
July 28, 2024 - August 24, 2024	54,440	367.26	54,440	76,074,208
August 25, 2024 - September 28, 2024	39,177	382.61	39,177	61,082,928
Total	93,617	$373.68	93,617	$61,082,928

(1) On August 17, 2023, the Company announced a share repurchase program with authorization to purchase up to $250.0 million of its outstanding shares of common stock (the “Share Repurchase Program”). The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of our Board of Directors. As of September 28, 2024, $61.1 million remained available under the Share Repurchase Program.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the thirteen weeks ended September 28, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Wingstop Inc.
(Registrant)

Date:	October 30, 2024	By:	/s/ Michael J. Skipworth
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2024	By:	/s/ Alex R. Kaleida
Chief Financial Officer
(Principal Financial and Accounting Officer)