Form 10-K
period 2024-12-28
Wingstop Inc.
filed 2025-02-19
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 001-37425

WINGSTOP INC.
(Exact name of registrant as specified in its charter)

Delaware	47-3494862
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2801 N Central Expressway Suite 1600 Dallas, Texas	75204
(Address of principal executive offices)	(Zip Code)

(972) 686-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	WING	NASDAQ Global Select Market
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

As of June 28, 2024, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was approximately $12.4 billion, based on the closing price of the registrant’s common stock on June 28, 2024, the last trading day of the registrant’s most recently completed fiscal second quarter.

As of February 18, 2025, there were 28,662,645 shares of common stock, par value of $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2025 annual meeting of stockholders, which will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 28, 2024, are incorporated by reference into Part III of this report.

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
General
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with more than 2,550 locations worldwide. The first Wingstop opened in Garland, Texas in 1994, and we began franchising Wingstop restaurants in 1997. Since 2015, Wingstop Inc.’s common stock has traded on the Nasdaq Global Select Market under the symbol “WING.” We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings, boneless wings, tenders, and chicken sandwiches, always cooked to order, and hand-sauced-and-tossed in 12 bold, distinctive flavors.
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
Our 12 flavor offerings, along with limited time offerings of special flavors, create a differentiated experience that drives demand across multiple day parts and occasions. Paired with our numerous order options (dine-in / carryout / delivery; individual / combo meals / family packs) that allow guests to enjoy Wingstop during any occasion, whether it is a quick carry-out snack, a party size order for their favorite group occasion, or delivery for a family meal, we believe this customizable unique experience drives repeat business and brand loyalty.
Our Vision
Our vision is to become a Top 10 Global Restaurant Brand. Based on our internal analysis, we believe there is opportunity for our brand to grow to more than 6,000 restaurants across the United States and to more than 4,000 restaurants internationally. Our approach to becoming a Top 10 Global Restaurant Brand centers around the following key strategic priorities:
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
Sustaining Long-Term Same Store Sales Growth
We believe in sustaining long-term same store sales growth through a combination of brand awareness, menu innovation, delivery, data-driven marketing and maximizing our digital leadership position. Our national advertising program is funded through the Wingstop Restaurants Advertising Fund (the “Ad Fund”), a consolidated not-for-profit advertising fund for which a percentage of gross sales is collected from Wingstop restaurant domestic franchisees and company-owned restaurants to be used for various forms of advertising for the Wingstop brand. Domestic franchisees are required to contribute 5.3% of gross sales to the Ad Fund. The national advertising program supports elevated marketing spend and premium placements through an extensive range of social media and digital marketing channels, including search engine, digital video, and social media advertising, to allow us to target core customers and create top of mind consideration with relevant, impactful messaging.

The national advertising program also supports our digital initiatives and related strategies, including our focused investments in customer relationship management and our proprietary digital platform, which allows us to deploy a digital platform-based marketing strategy. As a result of these investments, we continue to sustain digital sales above 60%.
Maintaining Best-in-Class Unit Economics
We believe the growing popularity of the Wingstop experience and the operational simplicity of our restaurants translate into attractive economics at our franchised and company-owned locations. Existing franchisees accounted for more than 90% of franchised restaurants opened in each of 2023 and 2024, which we believe further underscores our restaurant model’s financial appeal.
Upon the opening of a new restaurant, its sales volume generally builds year after year. Our domestic average unit volume (“AUV”) has grown consistently, approximating $2.1 million during fiscal year 2024. Our domestic operating model provides for a low average initial investment of approximately $535,000, excluding real estate purchase or lease costs and pre-opening expenses. In year two of operation of a new restaurant, we target a franchisee unlevered cash-on-cash return of approximately 70%+. We believe low entry costs and high returns provide a compelling investment opportunity for our franchisees that has helped drive the continued growth of our system.
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
We believe we can achieve our domestic restaurant potential by doubling our current footprint through expansion in both existing and emerging markets. Our domestic market expansion strategy focuses on maximizing our brand market share and visibility in key priority markets. We have a robust development pipeline with approximately 90% of our domestic commitments as of December 28, 2024 from existing franchisees, supporting the strength of our restaurant business model and our positive franchisor-franchisee relationships.
We also believe that there is a significant opportunity to grow our business internationally. In fiscal year 2024, we opened 71 net new international restaurants, and as of December 28, 2024, we had 359 international restaurants located in 11 countries and U.S. territories, all of which were franchised.
We believe that our restaurant operating model translates well internationally based on our small real estate footprint, our simplicity of operations, the universal and broad appeal of chicken, and our ability to customize our wide variety of flavors to local tastes.
Our Franchise
Franchise Overview
Our franchisees operated a total of 2,513 restaurants in 45 states and 12 countries and U.S. territories as of December 28, 2024. We have rigorous qualification criteria and training programs for our franchisees and require them to adhere to strict operating standards. We work hard to ensure that every Wingstop franchise location meets the same quality and customer service benchmarks in order to preserve the consistency and reliability of the Wingstop brand.
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
We have a broad and diversified domestic franchisee base. Since 2014, the number of franchisees who own ten or more restaurants has more than doubled. This increase is consistent with our strategy to grow with our existing franchisees. As of December 28, 2024, our domestic franchise base of 196 franchisees had an average restaurant ownership of approximately eleven restaurants per franchisee and an average tenure of ten years.
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
Under our current standard franchise agreement, each franchisee is required to pay us a royalty of 6% of their gross sales net of discounts. Each restaurant also contributes 5.3% of gross sales net of discounts to the Ad Fund to fund national marketing and advertising campaigns. The national advertising fund contribution rate increased to 5.3% from 5%, effective the first day of the fiscal second quarter 2024. These funds are managed by the Ad Fund and are primarily used to create advertising content and purchase digital and television advertising on a national level, as well as to support digital and technology-related costs. Beginning the fiscal first quarter of 2025, the advertising fund contribution rate will increase to 5.5% to support digital and technology-related costs.
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
The principal raw materials for a Wingstop restaurant operation are bone-in and boneless chicken wings, tenders, and chicken fillets. Therefore, chicken is our largest product cost item and represented approximately 57.6% of all purchases for the 2024 fiscal year. Company-owned and franchised restaurants purchase their bone-in and boneless chicken wings, chicken tenders, and chicken fillets from suppliers that we designate and approve. Our chicken supply is diversified both geographically and with a broad range of suppliers supporting the Wingstop system. We designate sources for potatoes to ensure that they are grown to our specifications. We also require franchisees to use our proprietary sauces, seasonings, and spice blends and to purchase them and other proprietary products only from designated sources.
All food items and packaging goods for Wingstop restaurants in the U.S. are currently supplied through one distributor. Currently, there are 21 geographically diverse distribution centers, which carry all products required for a Wingstop restaurant and service all of Wingstop’s domestic restaurants. The distributor is contractually obligated to deliver products to our restaurants at least twice weekly, and provides consolidated deliveries with a tightly controlled and monitored cold chain for perishable items. The distributor’s national distribution system has a documented recovery plan to handle any disruption. Wingstop contracts directly with manufacturers to sell products to the distributor, who in turn receives a fee for delivering these items to our restaurants. The majority of Wingstop’s highest-spend items are formula or fixed-contract priced. Wingstop has also negotiated agreements with its beverage suppliers to offer beverage dispensing systems, along with associated branded products, in all Wingstop restaurants.
Information / Technology Systems
We have core information systems in place that, together with focused investments we are making in technology (including our proprietary digital platform), we believe are designed to scale and support our future growth plans. We specify a POS system and restaurant management system in all domestic restaurants that help facilitate the operation of the restaurants by recording sales, purchasing and inventory of goods, managing of labor and assessing restaurant performance. Our POS system and restaurant management system is configured to record and store financial information in a manner that we specify, and we require franchisees to provide us with continual and unlimited independent access to all information on each POS system.
We have a proprietary online ordering platform and mobile ordering applications that integrate with third party delivery providers and our POS system, which makes it easy for our guests to order-ahead, and which we believe leads to higher check averages.
We require our franchisees’ electronic information systems, including POS systems, to comply with and be maintained in accordance with established network security standards, including applicable Payment Card Industry and data privacy standards.
Human Capital Resources
As of December 28, 2024, we employed 1,335 employees, affectionately referred to as “team members,” of whom 325 were full-time corporate-based and regional personnel. The remainder were part-time or restaurant-level team members. None of our team members are represented by a labor union or covered by a collective bargaining agreement, and we believe that we have good relations with our team members. Our franchise owners are independent business owners, so they and their employees are not considered our team members and are therefore not included in our team member count.
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
•65% of our franchisees and 50% of our board of directors identify as diverse;
•90% of our team members identify as diverse; and
•we are a member of the Women’s Foodservice Forum and the Multicultural Foodservice & Hospitality Alliance Group.
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
Environmental Matters
We are not aware of any federal, state or local environmental laws or regulations that we would expect to materially affect our earnings or competitive position or result in material capital expenditures. However, increased focus on environmental matters by legislative, governmental or other authorities may lead to new regulatory initiatives, particularly in the area of climate change. We cannot predict the effect of possible future environmental legislation or regulations (including those related to climate change). During the 2024 fiscal year, we had no material environmental compliance-related capital expenditures.
Community Involvement
Wingstop Charities, a non-profit organization, is committed to strengthening the communities that we serve by being strong, active, corporate citizens, and good neighbors. We’ve expanded our reach and impact by forming partnerships with No Kid Hungry, St. Jude Children’s Research Hospital, and the American Red Cross, funded by the growth of our Round Up Program, which allows our guests to contribute to the great work of these organizations. Since its inception, Wingstop Charities has awarded more than 300 grants and contributed more than $6 million across three key programs: Community Grants, Team Member Assistance, and the Morrison Family Scholarship Program. To learn more about how Wingstop Charities is making an impact in our local communities, visit www.wingstopcharities.org.
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
Our growth strategy relies substantially upon new restaurant development by existing and new franchisees, and we are continuously seeking to identify target markets where we can enter or expand. We and our franchisees face many challenges in opening new restaurants, including:
•selection and availability of, and competition for, suitable restaurant locations;
•availability of financing;
•negotiation of acceptable lease and financing terms;
•securing required governmental permits and approvals, including zoning approvals;
•availability and training of, and compensation for, qualified personnel;
•availability of required restaurant equipment;
•unanticipated increases in construction and development costs; and
•legal and regulatory requirements applicable to our industry.
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
As of December 28, 2024, approximately 98% of our restaurants were operated by franchisees. As a result, a substantial portion of our revenue comes from royalties generated by our franchised restaurants. Accordingly, we are reliant on the performance of our franchisees in successfully operating their restaurants and paying royalties to us on a timely basis. Our franchise system subjects us to a number of risks, any one of which may impact our ability to collect royalty payments from our franchisees, harm the goodwill associated with our franchise, and materially adversely affect our business and results of operations.
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
Food safety is a top priority, and we dedicate substantial resources so that our customers enjoy safe, high quality food products. However, food-borne illnesses, such as salmonella, E. coli infection, or hepatitis A, and food safety issues, including food tampering or contamination, have occurred in the food industry in the past, and could occur and impact our business in the future. Any report or publicity linking our restaurants to instances of food-borne illness or food safety issues could materially adversely affect our brand and reputation as well as our revenue and profits. Even instances of food-borne illness or food safety issues occurring solely at our competitors’ restaurants could result in negative publicity about the food service industry or fast casual restaurants generally and adversely impact our restaurants.
In addition, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple restaurants could be affected rather than a single restaurant. We cannot ensure that all food items are properly maintained during transport throughout the supply chain or that our employees and our franchisees and their employees will identify all products that may be spoiled and should not be used. Our industry has also long been subject to the threat of food tampering by suppliers, employees, third-party delivery service providers, and others such as the addition of foreign objects in the food that we sell. Reports, whether or not true, of injuries caused by food tampering have in the past severely injured the reputations and brands of restaurant chains in the quick service restaurant market and could affect us in the future as well. If our customers become ill from food-borne illnesses or injured from food tampering, we could also be forced to temporarily close some restaurants. Moreover, any instances of food contamination, whether or not at our restaurants, could subject our restaurants or our suppliers to a food recall pursuant to the Food and Drug Administration Food Safety Modernization Act.

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
We may need to build brand awareness in new markets through greater investments in advertising and promotional activity than we originally planned, which could negatively impact the profitability of our operations in such new markets. Our franchisees may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion and culture. In addition, we may have difficulty finding reliable suppliers or distributors or ones that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Restaurants opened in new markets may also have lower average restaurant sales than restaurants opened in existing markets and may take longer to, or fail to, grow and reach expected sales and profit levels. Additionally, new markets may have higher rents and labor costs. These factors could negatively impact our unit economics and overall profitability.
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
As our competitors expand their operations or as new competitors enter the industry, we expect competition to continue to intensify. Should our competitors increase their spending on advertising and promotions or if their advertising and promotions are more effective, we could experience a loss of customer traffic to our competitors and a material adverse effect on our business, financial condition, and results of operations. We and our franchisees compete with other restaurant chains and other retail businesses for quality site locations, management, hourly employees, and we also compete for qualified franchisees. We also have experienced and will likely continue to face the risk that new or existing competitors will copy our business model, menu options, presentation, ambiance, marketing or advertising, among other things. Consumer tastes, nutritional and dietary trends, traffic patterns, and the type, number, and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions.
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
In order to maintain quality-control standards and consistency among restaurants, our franchise agreements obligate our franchisees to obtain food and other supplies from preferred suppliers approved by us in advance. Currently, all food items and packaging goods for Wingstop restaurants are currently sourced through one distributor with 21 geographically diverse distribution centers. In this regard, we and our franchisees depend on a group of suppliers and our distributor for food ingredients, beverages, paper goods, and distribution. We and our franchisees bear risks associated with the timeliness, solvency, reputation, labor relations, freight costs, price of raw materials, and compliance with health and safety standards of each supplier and our distributor. We have little control over such suppliers or the distributor. Disruptions in these relationships may reduce company-owned restaurant and franchisee sales and, in the case of reduced franchisee sales, our royalty income. Overall difficulty of suppliers meeting restaurant product demand, interruptions in the supply chain, obstacles or delays in the process of renegotiating or renewing agreements with preferred suppliers or the distributor, financial difficulties experienced by suppliers or the distributor, or the deficiency, lack, or poor quality of alternative suppliers or distributors could adversely impact company-owned restaurant and franchisee sales, which could materially adversely affect our business, financial condition, and operating results and, in the case of reduced franchisee sales, would reduce our royalty income and revenue. In addition, our focus on a limited menu could make these consequences more severe.
Cyber incidents or deficiencies in cybersecurity could negatively impact our business by causing data loss, a disruption to our operations, a compromise or corruption of confidential or personal information, damage to our employee and business relationships and reputation, and/or litigation and liability, all of which could subject us to loss and harm our brand.
As our brand profile and our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Additionally, the data integration and complexity of our technology systems have increased, particularly in our international markets and our information technology systems include the use of electronic payment methods and the collection and storage of personal information from individuals. These conditions expose us and our franchisees to increased risk of cyber incidents, privacy and/or security breaches or intrusions, and other risks, such as an intentional attack or an unintentional event that results in disruptions to our operations. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting, and storing such information. The use of personally identifiable information by us is regulated by foreign, federal, and state laws, which continue to evolve, as well as by certain third-party agreements. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations. See “Changing regulations relating to privacy, information security, and data protection could increase our costs and affect or limit how we collect and use personal information” below for a further discussion on privacy, information security, and data protection regulations.
Our franchisees, contractors, and third parties with whom we do business have experienced cyber incidents and security breaches or intrusions in which confidential or personal information could have been stolen and we, our franchisees, contractors, and third parties with whom we do business may experience cyber incidents and security breaches or intrusions in which confidential or personal information is stolen in the future. Third parties may have the technology or know-how to breach the security of confidential or personal information collected, stored or transmitted by us or our franchisees, and our and their security measures and those of third parties with whom we do business, including technology vendors, solution providers, software manufacturers and supply chain vendors, may not effectively prohibit others from obtaining improper access to this information. Third parties have been and will likely be able to continue to develop and deploy viruses, worms and other malicious software programs, such as ransomware, that attack our systems and the systems of our franchisees’ and third parties with whom we do business or otherwise exploit any security vulnerabilities. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time, which may cause a breach to go undetected for an extensive period of time. Advances in computer and software capabilities, technology, new tools or social engineering tactics, and other developments may increase the risk of such a breach. If a person is able to circumvent the security measures of our business, our franchisees’ businesses or those of other third parties, he or she could destroy or steal valuable information or disrupt the operations of our business. In addition, our franchisees, contractors or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate confidential information and may purposefully or inadvertently cause a breach involving such information. The costs to us to eliminate any of the foregoing cybersecurity vulnerabilities or to address a cyber incident could be significant and have a material adverse impact on our business, financial condition, and results of operations. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks by making cyber incidents more difficult to detect, contain, and mitigate for us, our franchisees, contractors, and third parties with whom we do business.
If we, our employees, franchisees, or vendors fail to comply with applicable laws, regulations, or contract terms, and covered information is obtained by unauthorized persons, used inappropriately, or destroyed, it could adversely affect our reputation, disrupt our operations and result in costly litigation, judgments, or penalties resulting from violation of laws and payment card industry regulations. Any such claim or proceeding could cause us to incur significant unplanned expenses and significantly harm our reputation, which could have a material adverse impact on our business, financial condition, and results of operations. A cyber incident could also require us to provide notifications, result in adverse publicity, loss of sales and profits, increase fees payable to third parties, and result in penalties or remediation and other costs that could materially adversely affect the operation of our business, financial condition, and results of operations. In addition, our cyber liability coverage may be inadequate or may not be available in the future on acceptable terms, or at all, and defending a suit, regardless of its merit, could be costly and divert management’s attention. See “Item 1C. Cybersecurity” for more information about the Company’s cybersecurity risk management and governance.
Our increasing reliance on credit or debit cards for payment increases the risk of regulatory compliance and security breaches or intrusions, which could materially adversely impact our business, financial condition, or results of operations.
The majority of our restaurant sales are paid by credit or debit cards. In connection with credit or debit card transactions in-restaurant, we and our franchisees collect and transmit confidential information to card processors. The systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payments themselves, all of which can put electronic payment at risk, are determined and controlled by the payment card industry, not by us, through enforcement of compliance with the Payment Card Industry - Data Security Standards (as modified from time to time, “PCI DSS”). We and our franchisees must abide by the PCI DSS in order to accept electronic payment transactions. If we or our franchisees fail to abide by the PCI DSS, we or our franchisees could be subject to fines, penalties or litigation, which could materially adversely impact our business, financial condition, or results of operations. In addition, we or our franchisees have been and will likely continue to become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we or our franchisees may also be subject to lawsuits or other proceedings relating to these types of incidents.
Changing regulations relating to privacy, information security, and data protection could increase our costs and affect or limit how we collect and use personal information.
The United States, the European Union, and other countries in which we operate are increasingly adopting or revising privacy, information security, and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection, and information security-related practices, our collection, use, sharing, retention, and safeguarding of consumer and/or employee information, and some of our current or planned business activities. In the United States, these include rules and regulations promulgated under the authority of the FTC, the Health Insurance Portability and Accountability Act of 1996, federal and state labor and employment laws, state data breach notification laws, and state privacy laws such as the California Consumer Privacy Act of 2018 (the “CCPA”) and the California Privacy Rights Act (the “CPRA”). The CPRA expanded the CCPA’s requirements, restricted the use of certain categories of personal information that we handle, and established a new regulatory agency to implement and enforce the law. A number of other states have enacted similar data privacy laws, and other states and countries are considering passing or expanding privacy laws in the near term. Many of these laws and regulations provide consumers and employees with a private right of action if a covered company suffers a data breach related to a failure to implement reasonable data security measures. For example, the CCPA and CPRA provide a private right of action for certain data breaches coupled with statutory damages under certain circumstances. Compliance with the CCPA, CPRA, and other laws relating to the protection of personal information involve significant costs and could result in significant liability in the event we allow an unauthorized disclosure of personal information. In the European Union, this includes the General Data Protection Regulation (the “GDPR”). We may need to take measures to comply with requirements contained in the GDPR (or similar legislation implemented in the United Kingdom), such as implementing appropriate mechanisms for the cross-border transfer of personal data, follow mandatory data breach notification requirements, and provide robust rights for data subjects. Additionally, several states and localities have also enacted statutes banning or restricting the collection of biometric information. These data privacy and biometric information laws will require us to incur additional costs and expenses in our efforts to comply. An actual or perceived failure to comply with these domestic or international laws and others that may be passed could subject our business to regulatory scrutiny, significant administrative and monetary sanctions, damages under some laws to individuals, and reputational damage. In addition, the FTC and other state and federal agencies have been increasing their scrutiny of the ways in which companies use personally identifiable information for marketing and analytics, as well as the circumstances under which companies share such data with other companies, including social media companies, for such purposes. We may need to continue to make adjustments as updated guidance becomes available, or other privacy, information security or data protection laws and regulations take effect in jurisdictions in which we currently operate or may in the future operate.
The legal framework around privacy issues is rapidly evolving, as various federal and state government bodies are considering adopting new privacy laws and regulations. These emerging laws and regulations have resulted and will likely continue to result in significant limitations on or changes to the ways in which we can collect, use, host, store, or transmit personal information and other data. Compliance with privacy, data protection, and information security laws to which we are subject could continue to result in additional costs, and our failure to comply with such laws could result in potentially significant regulatory investigations or government actions, penalties or remediation, and other costs, as well as adverse publicity, loss of sales and profits, and an increase in fees payable to third parties. Additionally, the rapid evolution and increased adoption of artificial intelligence technologies and our obligations to comply with emerging laws and regulations may increase scrutiny from or actions by regulators, consumer groups or other third parties, increase the scope of regulation or government restrictions applicable to our business, or subject our business to increased risks of litigation. Each of these implications could materially adversely affect our business, financial condition, and results of operations.
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
Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, computer, network and telecommunications failure, or other catastrophic events, as well as from internal and external security breaches or intrusions, viruses and other disruptive software, worms, improper usage by employees, and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. In addition, such events could result in a need for a costly repair, upgrade or replacement of systems, or a decrease in, or in the collection of, royalties and Ad Fund contributions paid to us by our franchisees. To the extent that any disruption, security breach, or any failure of our disaster recovery and business continuity plans to mitigate such harm were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability which could materially affect the operation of our business, our financial condition, and results of operations. It is also critical that we establish and maintain certain licensing and software agreements for the software we use in our day-to-day operations. A failure to procure or maintain these licenses could have a material adverse effect on our business operations.
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
Customers are increasingly using e-commerce websites and apps, both domestically and internationally, like www.wingstop.com, our mobile ordering application, and third-party delivery apps, to order and pay for our products and select optional delivery and curbside services. In the fourth quarter of 2024, digital sales accounted for 70.3% of our domestic sales.

As a result, we and our franchisees are increasingly reliant on digital ordering and payment for such sales, and portions of our digital commerce platforms depend on third-party services, including cloud-based technologies and platforms. Our ability to effectively manage and grow our business depends significantly on the reliability and capacity of these systems, and we continue to invest in technology innovations, such as our proprietary digital platform that was implemented in 2024, as part of our growth strategy. There can be no assurance that we will realize the intended benefits of these investments or achieve expected results, nor can we be certain of our ability to adequately and/or timely implement, execute, transition between, maintain, or enhance such technologies, which could result in: platform outages; loss of data; disruptions to or reduced efficiency in our operations; delays in customer service; dissatisfaction from our customers; loss of sales; or negative publicity and damage to our reputation. Our apps and other digital ordering and payment platforms could be damaged or interrupted by power loss, technological failures, cyber-attacks or data breaches, other forms of sabotage, or acts of God. Further, we may not be successful in achieving protection of our related intellectual property, or information systems, including those necessary for implementation and management of our proprietary digital platform. Remediation of these or related issues could result in significant, unplanned capital investments. In addition, the availability, distribution and functionality of our apps and updates to our apps are dependent on mobile app stores and their related policies, terms and conditions. Occasionally, we and our franchisees have experienced or could experience temporary disruptions in ours or their operations due to third-party systems failing to adequately perform. Because we and our franchisees rely on digital orders for a significant portion of our sales, any limitations in functionality, interruptions or unavailability of any of our or third-party digital ordering or payment platforms could limit or delay customers’ ability to order through such platforms. Further, developing and implementing consumers’ evolving technology demands or industry trends may place a significant financial burden on us and, particularly with respect to digital commerce platforms, could result in a loss of customers and related market share. If our digital ordering and payment platforms do not meet customers’ expectations in terms of security, speed, attractiveness, or ease of use, or if we fail to implement emerging technologies as quickly and efficiently as our competitors, customers may be less inclined to return to such platforms. Any such limitation, damage, interruption or unavailability of our digital commerce platforms or failure of those platforms to meet customers’ expectations could materially adversely affect our and our franchisees’ sales and our growth prospects, results of operations and financial condition.
Any failure by us or our third-party delivery providers to provide timely and reliable delivery services may materially adversely affect our business and reputation.
As of December 28, 2024, delivery services were available at all Wingstop restaurants throughout the United States. Interruptions or failures in our delivery services could prevent the timely or successful delivery of our products. These interruptions may be due to unforeseen events that are beyond our control or the control of our delivery providers, such as inclement weather, natural disasters, transportation disruptions, labor shortages, sabotage by an outside party, civil protests or unrest. In addition, changes in business practices of our delivery providers and governmental regulations could materially adversely impact delivery services and/or profitability.
If our products are not delivered on time and in safe and proper condition, customers may refuse to accept our products and have less confidence in our services, in which case our business and reputation may suffer. If our third-party delivery service providers fail to follow the quality standards or other terms that they agreed to with us, it could result in harm to our business and reputation and could force us to pursue arrangements with alternative delivery service providers, which could result in an interruption to our delivery services. These factors may materially adversely impact our sales and our brand reputation. We also incur additional costs associated with delivery orders, and it is possible that these orders could reduce more profitable carry-out or in-restaurant orders.
Uncertainty in the law with respect to the assignment or allocation of liabilities in the franchise business model could materially adversely impact our profitability.
One of the legal foundations fundamental to the franchise business model has been that, absent special circumstances, a franchisor is generally not responsible for the acts, omissions, or liabilities of its franchisees, whether with respect to the franchisees’ employees or otherwise. In the last several years, this principle has been the subject of differing and inconsistent interpretations at the National Labor Relations Board (“NLRB”) and in the courts, and the question of whether a franchisor can be held liable for the actions or liabilities of a franchisee under a vicarious liability theory, sometimes called “joint employer,” has become highly fact dependent and generally uncertain. In March 2024, a federal court blocked the enforcement of the NLRB’s amended 2023 regulation on joint employment, leaving the NLRB’s previous 2020 regulation on joint employment in effect. However, it is possible that the NLRB or another government agency will attempt to restore the proposed 2023 standard through new rulemaking or alternative methods and legislation has been proposed from time to time to require franchisors to be responsible for ensuring franchisee compliance with certain laws. A regulatory, judicial or legislative determination that we are a “joint employer” with our franchisees or that our franchisees are part of one unified system subject to joint and several liability could subject us and/or our franchisees to liability for employment-related, health and safety related and other liabilities of our franchisees and could cause us to incur other costs that have a material adverse effect on our profitability, which would adversely impact our business, financial condition, and results of operations.
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
As of December 28, 2024, 52% of our 2,204 domestic restaurants were spread across Texas (21%), California (19%), Florida (6%), and Illinois (6%). Given our geographic concentrations, economic conditions and other unforeseen events, including but not limited to negative publicity, local strikes, terrorist attacks, increases in energy prices, natural or man-made disasters, adverse weather conditions, or the enactment of more stringent state and local laws and regulations in these geographic areas, could have a disproportionate adverse effect on our business, financial condition, and results of operations.
Unexpected events have impacted and may in the future impact our business, financial condition and results of operations.
The occurrence of one or more unexpected events, including war, acts of terrorism, epidemics and pandemics (such as the COVID-19 pandemic), civil unrest, fires, tornadoes, tsunamis, hurricanes, earthquakes, floods, and other forms of severe weather (including those caused or exacerbated by climate change) in the United States or in other countries in which we operate, or in which our suppliers are located, have affected and could in the future affect our operations and financial performance. Such events could affect our guest traffic, sales and operating costs and/or cause complete or partial closure of one or more distribution centers, cause temporary or long-term disruption or inoperability of our information technology systems (including our proprietary digital platform), temporary or long-term disruptions in our delivery channel or the supply of products from suppliers, and disruption and delay in the transport of products, any of which may have a material adverse effect on our business, financial condition, and results of operations. Existing insurance coverage may not provide protection from all the costs that may arise from such events.
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
We currently maintain insurance we believe is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business, financial condition, and results of operations. In addition, our franchise agreements require each franchisee to maintain certain insurance types and levels. Certain extraordinary hazards, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, any loss incurred could exceed policy limits and policy payments made to franchisees may not be made on a timely basis. Any such loss or delay in payment could have a material adverse effect on a franchisee’s ability to satisfy obligations under the franchise agreement, including the ability to make royalty payments. We also require franchisees to maintain general liability insurance coverage to protect against the risk of product liability and other risks and demand strict franchisee compliance with health and safety regulations. However, franchisees may receive or produce defective food or beverage products, which may materially adversely affect our brand’s goodwill and our business. Further, a franchisee’s failure to comply with health and safety regulations, including requirements relating to food quality or preparation, could subject them, and possibly us, to litigation. Any litigation, including the imposition of fines or damage awards, could exceed or be excluded from insurance coverage, and, as a result, adversely affect the ability of a franchisee to make royalty payments or could generate negative publicity or otherwise adversely affect us.
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
As of December 28, 2024, we have franchised restaurants in eleven international countries and U.S. territories and plan to accelerate our growth internationally. Expansion in international markets may be affected by local economic, market, and cultural conditions. Our business, financial condition and results of operations may be adversely affected if the global markets in which our franchised restaurants compete are affected by changes in political, economic, or other factors. These factors, over which neither our franchisees nor we have control, may include:
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
Our international expansion efforts may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated. Negotiated incentives or discounts provided in connection with the opening of new markets may result in lower cash flows and profits than existing international markets. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local economic and market conditions. Therefore, as we continue to expand internationally, we or our franchisees may not experience the operating margins we expect, we may experience a delay in or loss of royalty income, our results of operations and growth may be negatively impacted, and our common stock price may decline.
The loss of key employees or difficulties recruiting and retaining qualified employees or effectively managing changes in our workforce could adversely impact our business, financial condition, and operating results.
Much of our future success depends on the continued availability and service of our executive officers and qualified employees. The market for highly skilled employees and leaders in the restaurant industry is extremely competitive. Our inability to successfully recruit and retain highly-skilled and talented executive officers and other key employees, as well as a qualified workforce in our restaurants, or to successfully execute succession planning for key employees, could have a material adverse effect on our business and prospects and impair our growth, particularly in the context of current labor shortages, as we may not be able to find suitable individuals to replace such personnel on a timely basis. The departure of any of our executive officers or key employees could be viewed in a negative light by investors and analysts, which could cause the price of our common stock to decline. We also place a large amount of importance on our culture, which we believe has been an important contributor to our success, and as we continue to grow, it may be increasingly difficult to maintain our culture. If we are unable to recruit, retain and motivate employees sufficiently to maintain our current business and support our projected growth, our business, financial condition, and operating results may be adversely affected.
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
Risk Management
As part of the Company’s enterprise risk management program, the Company maintains a comprehensive information security program that is designed to identify, protect against, detect and respond to, and manage cybersecurity threats. The program contains security measures that include, but are not limited to, the following: security policies and procedures; physical and environmental protections; monitoring processes and systems; asset management; risk assessments; a vulnerability management and remediation program; and maintenance of a third-party risk management program. We consult the National Institute of Standards and Technology Cyber Security Framework for guidance and leverage internal and external resources to design and execute our cybersecurity program.
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
As of the date of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. In 2024, the Company has continued to make strategic investments in both its technical and organizational measures to further enhance its security capabilities and planning for detecting, preventing, and responding to cybersecurity attacks. Risks from cybersecurity threats that are reasonably likely to materially affect the Company, its business strategy and results of operations or financial condition, include (but are not limited to): data loss; a disruption to our operations; a compromise or corruption of confidential or proprietary information; damage to our employee and business relationships and reputation; increased burden of regulatory compliance; and/or litigation and liability. See our related risk factors in “Item 1A. Risk Factors” for more information about the Company’s risks from cybersecurity threats and how such threats may impact the Company’s business, operations, and financial results.
Governance
Our Board classifies cybersecurity and information technology infrastructure among the most significant potential risks to our business in the Company’s enterprise risk management program. The Technology Committee, which consists of five independent directors, is responsible for the oversight of the Company’s cybersecurity and technology-related risks and management’s efforts to monitor and oversee those risks. The Technology Committee oversees these risks in conjunction with the Audit Committee, which also consists entirely of independent directors, and, as necessary, participates in joint meetings with the Audit Committee to discuss these matters.

Our Vice President of Information Security and Enterprise Information Technology (“CISO”), who reports to our Senior Vice President, Chief Information Officer (“CIO”), oversees our information security program and matters of risk relating to cybersecurity. Our CISO possesses more than 20 years of experience in information technology-related roles, including engineering, governance, and security, undergraduate and post-graduate degrees in information technology and security, and industry-recognized cybersecurity certifications. Our CISO and members of our Information Technology team, including our CIO, periodically provide risk reports to the Board and its committees, including assessments of the Company’s cybersecurity risks, their potential impact on our business operations, and management’s strategies to monitor and mitigate those risks. The committee chairs, in turn, report to the full Board as part of our general risk management process.

Item 2.	Properties
The Company leases an office building in Dallas, Texas containing approximately 112,200 square feet, which we use as our corporate headquarters and global support center. We also own a 78,000 square foot office building in Addison, Texas, which we are currently evaluating for future use, and which has not been leased, rented, or currently utilized.
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
Due to lower square footage requirements, our restaurants can be located in a variety of locations. They tend to be located primarily in shopping centers, as in-line or end-cap locations. Our restaurants generally occupy approximately 1,700 square feet of leased retail space. As of December 28, 2024, we and our franchisees operated 2,563 restaurants in 45 states and 12 countries and U.S. territories.

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
Our common stock trades on the NASDAQ Global Select Market under the symbol “WING”. As of February 18, 2025, there were 144 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.
Dividends on Common Stock
On February 18, 2025, the Company’s board of directors declared a quarterly dividend of $0.27 per share of common stock, to be paid on March 28, 2025 to stockholders of record as of March 7, 2025, totaling approximately $7.7 million.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the fiscal year ended December 28, 2024 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
The following table sets forth information on our share repurchases of our common stock during the fourth quarter of 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 29, 2024 - October 26, 2024	—	$—	—	$61,082,928
October 27, 2024 - November 30, 2024	—	—	—	61,082,928
December 1, 2024 - December 28, 2024	551,325	$328.54	551,325	311,082,928
Total	551,325	$328.54	551,325	$311,082,928

(1) On December 9, 2024, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution to repurchase $250.0 million of the Company’s common stock under its Share Repurchase Program (as defined in note (2) below). Pursuant to the terms of the ASR Agreement, during the fiscal fourth quarter of 2024 the Company made an initial payment to the financial institution of $250.0 million in cash and received and retired 551,325 shares of its common stock, representing an estimated 75% of the total shares expected to be delivered under the ASR Agreement, based on the closing price on the date of initial delivery of $328.54. The delivery of any remaining shares will occur at the final settlement of the transactions under the ASR Agreement, which is scheduled to occur in the fiscal first quarter of 2025.

(2) On December 5, 2024, the Company’s board of directors authorized the repurchase of up to an additional $500.0 million of its outstanding shares of common stock under its existing share repurchase program (the “Share Repurchase Program”). The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of our board of directors. As of December 28, 2024, $311.1 million remained available under the Share Repurchase Program.

Performance Graph
The following performance graph compares the dollar change in the cumulative stockholder return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the Standard & Poor’s 400 Restaurant Index (the “S&P 400 Restaurant Index”). This graph assumes a $100 investment in our common stock and in each of the foregoing indices on December 28, 2019, and assumes the reinvestment of dividends, if any. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock, and historical stock price performance should not be relied upon as an indication of future stock price performance. This graph is “furnished” and not “filed” with the SEC and it is not “soliciting material,” and should not be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

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
A comparison of our results of operations and cash flows for fiscal year 2023 compared to fiscal year 2022 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the SEC on February 21, 2024.
We operate on a 52- or 53-week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53-week year, which contains 14 weeks. Fiscal years 2024 and 2023 each contain 52 weeks, while fiscal year 2022 contains 53 weeks.
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of December 28, 2024, we had a total of 2,563 restaurants in our system. Our restaurant base is 98% franchised, with 2,513 franchised locations (including 359 international locations) and 50 company-owned restaurants as of December 28, 2024. We generate revenues by charging royalties, advertising fees and franchise fees to our franchisees and by operating a number of our own restaurants.
We plan to grow our business by opening new franchised restaurants and increasing our same store sales, while leveraging our franchise model to create shareholder value. Domestic same store sales have increased for 21 consecutive years beginning in 2004, which includes 3-year cumulative domestic same stores sales growth of 41.6% since the beginning of fiscal year 2022. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating shareholder value through strong and consistent operating cash flow and capital-efficient growth.
Highlights for Fiscal Year 2024 Compared to Fiscal Year 2023
•System-wide sales increased 36.8% over the prior fiscal year to $4.8 billion;
•System-wide restaurant count increased 15.8% over the prior fiscal year to a total of 2,563 worldwide locations, driven by 349 net unit openings;
•Domestic same store sales increased 19.9% over the prior fiscal year;
•Company-owned domestic same store sales increased 7.7% over the prior fiscal year;
•Digital sales increased to 70.3% of system-wide sales;
•Domestic AUV increased to $2.1 million;
•Total revenue increased 36.0% over the prior fiscal year to $625.8 million;
•Net income increased 54.9% over the prior fiscal year to $108.7 million, or $3.70 per diluted share, compared to $70.2 million, or $2.35 per diluted share in the prior fiscal year; and
•Adjusted EBITDA, a non-GAAP measure, increased 44.8% to $212.1 million, compared to adjusted EBITDA of $146.5 million in the prior fiscal year.

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

	Domestic Company-owned	Domestic Franchised	International Franchised(1)	System-wide
Restaurant count at December 31, 2022	43	1,678	238	1,959
Openings	4	202	59	265
Closures	—	(1)	(9)	(10)
Net purchase from (sold by) franchisees	2	(2)	—	—
Restaurant count at December 30, 2023	49	1,877	288	2,214
Openings	4	274	77	355
Closures	—	—	(6)	(6)
Net purchased from (sold by) franchisees	(3)	3	—	—
Restaurant count at December 28, 2024	50	2,154	359	2,563

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

The following table sets forth our key performance indicators for the fiscal years ended December 28, 2024 and December 30, 2023 (in thousands, except unit data):

	Year ended
	December 28, 2024	December 30, 2023
Number of system-wide restaurants at period end	2,563	2,214
System-wide sales(1)	$4,765,233	$3,482,370
Domestic AUV	$2,138	$1,827
Domestic same store sales growth	19.9%	18.3%
Company-owned domestic same store sales growth	7.7%	8.2%
Total revenue	$625,807	$460,055
Net income	$108,717	$70,175
Adjusted EBITDA(2)	$212,061	$146,484

(1) The percentage of system-wide sales attributable to company-owned restaurants was 2.5% and 2.8% for the fiscal years ended December 28, 2024 and December 30, 2023, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
The following table reconciles net income to EBITDA and adjusted EBITDA for the fiscal years ended December 28, 2024 and December 30, 2023 (in thousands):

	Year ended
	December 28, 2024	December 30, 2023
Net income	$108,717	$70,175
Interest expense, net	21,292	18,227
Income tax expense	38,473	24,135
Depreciation and amortization	19,490	13,239
EBITDA	$187,972	$125,776
Additional adjustments:
Transaction costs (a)	316	—
Consulting fees (b)	—	5,150
System implementation costs (c)	1,713	—
Stock-based compensation expense (d)	22,060	15,558
Adjusted EBITDA	$212,061	$146,484

(a) Represents costs and expenses related to our 2024 securitized financing facility; all transaction costs are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(b) Represents non-recurring consulting fees that are not part of our ongoing operations and are incurred to execute discrete, project-based strategic initiatives, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income. Fiscal year 2023 includes approximately $5.2 million in consulting fees relating to a comprehensive review of our long-term growth strategy for our domestic business to explore potential future initiatives, and which review was completed in fiscal year 2023. Given the magnitude and scope of this strategic review initiative that is not expected to recur in the foreseeable future, the Company considers the incremental consulting fees incurred with respect to the initiative not reflective of the ongoing costs to operate its business.
(c) System implementation costs represent non-recurring expenses incurred related to the development and implementation of new enterprise resource planning and human capital management technology, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(d) Includes non-cash, stock-based compensation, net of forfeitures.

Results of Operations
Year ended December 28, 2024 compared to year ended December 30, 2023
The following table sets forth certain income and expense items included in the Consolidated Statements of Comprehensive Income for fiscal year 2024 and fiscal year 2023 (in thousands, except for percentages):

	Year ended		Increase / (Decrease)
	December 28, 2024	December 30, 2023	$	%
Revenue:
Royalty revenue, franchise fees and other	$288,354	$207,077	$81,277	39.2%
Advertising fees	217,630	157,138	60,492	38.5%
Company-owned restaurant sales	119,823	95,840	23,983	25.0%
Total revenue	625,807	460,055	165,752	36.0%
Costs and expenses:
Cost of sales (1)	91,632	70,646	20,986	29.7%
Advertising expenses	233,306	166,583	66,723	40.1%
Selling, general and administrative	116,801	96,898	19,903	20.5%
Depreciation and amortization	19,490	13,239	6,251	47.2%
(Gain) loss on disposal of assets	(1,038)	95	(1,133)	NM*
Total costs and expenses	460,191	347,461	112,730	32.4%
Operating income	165,616	112,594	53,022	47.1%
Interest expense, net	21,292	18,227	3,065	16.8%
Other (income) expense	(2,866)	57	(2,923)	NM*
Income before income tax expense	147,190	94,310	52,880	56.1%
Income tax expense	38,473	24,135	14,338	59.4%
Net income	$108,717	$70,175	$38,542	54.9%

*	Not meaningful.
(1)	Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, but excludes depreciation and amortization, which are presented separately.
Revenue
During fiscal year 2024, total revenue was $625.8 million, an increase of $165.8 million, or 36.0%, compared to $460.1 million in the prior fiscal year.
Royalty revenue, franchise fees and other increased $81.3 million, of which $36.1 million was due to domestic same store sales growth of 19.9%, and $29.9 million was due to net new franchise development since December 30, 2023. Other revenue increased by $7.2 million primarily due to an increase in vendor rebates.
Advertising fees increased $60.5 million, of which $51.0 million was due to a 36.8% increase in system-wide sales during fiscal year 2024, and $9.5 million was due to an increase in the national advertising fund contribution rate to 5.3% from 5.0% effective the first day of the fiscal second quarter 2024.
Company-owned restaurant sales increased $24.0 million, of which $16.0 million was related to company-owned same store sales growth of 7.7%, driven primarily by an increase in transactions, and $8.0 million was primarily related to company-owned restaurants opened and acquired during fiscal year 2024.

Cost of sales

	Year ended	As a % of company-owned restaurant sales	Year ended	As a % of company-owned restaurant sales
	December 28, 2024		December 30, 2023
Food, beverage and packaging costs	$43,371	36.2%	$31,697	33.1%
Labor costs	28,317	23.6%	22,963	24.0%
Other restaurant operating expenses	23,025	19.2%	18,314	19.1%
Vendor rebates	(3,081)	(2.6)%	(2,328)	(2.4)%
Total cost of sales	$91,632	76.5%	$70,646	73.7%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 36.2% in fiscal year 2024 compared to 33.1% in the prior fiscal year. The increase is primarily due to a 43.0% increase in the cost of bone-in chicken wings as compared to the prior year period. Our purchases in the prior fiscal year period were tied primarily to the spot market, which benefited from significant deflation in the cost of bone-in chicken wings. During fiscal year 2024, we were able to move the majority of our purchases of bone-in chicken wings away from the spot market to provide more predictable food cost.
Labor costs as a percentage of company-owned restaurant sales were 23.6% in fiscal year 2024 compared to 24.0% in the prior fiscal year. The decrease is primarily due to sales leverage related to the company-owned domestic same store sales increase of 7.7%, offset by an increase in company-owned restaurant wages.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 19.2% in fiscal year 2024 compared to 19.1% in the prior fiscal year. The increase as a percentage of company-owned restaurant sales was primarily due to an increase in the national advertising fund contribution rate to 5.3% from 5.0% effective the first day of the fiscal second quarter 2024, partially offset by sales leverage related to the company-owned domestic same store sales increase of 7.7%.
Advertising expenses
Advertising expenses were $233.3 million, an increase of $66.7 million, compared to $166.6 million in fiscal year 2023. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (“SG&A”)
SG&A was $116.8 million in fiscal year 2024, an increase of $19.9 million, or 20.5%, compared to $96.9 million in the prior fiscal year. The increase in SG&A expense was driven by an increase in headcount-related expenses of $10.2 million to support the growth in our business, an increase in performance-based stock compensation and incentive compensation expense of $7.6 million related primarily to the Company’s performance, and an increase in professional and consulting fees of $1.2 million associated with the Company’s strategic initiatives, including system implementation costs.
Depreciation and amortization
Depreciation and amortization was $19.5 million in fiscal year 2024, an increase of $6.3 million, or 47.2%, compared to $13.2 million in the prior fiscal year. The increase in depreciation and amortization was primarily due to software assets placed into service during fiscal year 2024 that relate to the launch of our proprietary technology platform: MyWingstop.
Interest expense, net
Interest expense, net was $21.3 million in fiscal year 2024, an increase of $3.1 million, or 16.8%, compared to $18.2 million in the prior fiscal year. The increase was primarily driven by less interest income earned during fiscal year 2024 due to higher cash balances during fiscal year 2023.
Income tax expense
The effective tax rate in fiscal year 2024 was 26.1%, compared to an effective tax rate of 25.6% in the prior fiscal year. The increase in the effective tax rate was primarily due to an increase in non-deductible expenses.

Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and borrowings available under our securitized financing facility. Our primary requirements for liquidity and capital are working capital, general corporate needs, capital expenditures, income tax payments, debt service requirements, and dividend payments. Historically, we have operated with minimal positive working capital or with negative working capital. We generally utilize available cash flows from operations to invest in our business, service our debt obligations, and pay dividends. As of December 28, 2024, the Company had $359.6 million of cash and cash equivalents on its balance sheet, including advertising fund cash and cash equivalents.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility including our Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
The following table shows summary cash flows information for fiscal years 2024 and 2023 (in thousands):

	Year ended
	December 28, 2024	December 30, 2023
Net cash provided by (used in):
Operating activities	$157,610	$121,601
Investing activities	(62,477)	(52,153)
Financing activities	144,765	(155,487)
Net change in cash, cash equivalents and restricted cash	$239,898	$(86,039)
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
Net cash provided by operating activities was $157.6 million in fiscal year 2024, an increase of $36.0 million from cash provided by operating activities of $121.6 million in the prior fiscal year. The increase is primarily due to an increase in operating income, as well as changes in Ad Fund cash and cash equivalents, directly related to the timing of payments for expenses incurred for national advertising.
Investing activities. Our net cash used in investing activities was $62.5 million in fiscal year 2024, an increase of $10.3 million, from $52.2 million in fiscal year 2023. The increase in cash used in investing activities was primarily due to an increase in capital expenditures related to our technology investments, as well as the impact of additional restaurants acquired from franchisees as compared to the prior fiscal year period, partially offset by the sale of seven company-owned restaurants to a franchisee in fiscal year 2024.
Financing activities. Our net cash provided by financing activities was $144.8 million in fiscal year 2024, a change of $300.3 million, from net cash used in financing activities of $155.5 million in fiscal year 2023. The change is primarily related to the net cash provided by additional borrowings under our 2024 Class A-2 Notes (as defined below) of $500 million in fiscal year 2024, partially offset by an increase of $189.3 million in common stock repurchased under our share repurchase program as compared to the prior fiscal year.
Securitized financing facility. On December 3, 2024, the Company completed a securitized financing transaction, in which Wingstop Funding LLC, a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company (the “Issuer”), issued $500 million of its Series 2024-1 5.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2024 Class A-2 Notes”). The Issuer also increased the capacity of its revolving financing facility of Series 2022-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”) from $200 million to $300 million. Following the increase, borrowing capacity under the Variable Funding Notes permits borrowings of up to a maximum principal amount of $300 million, a portion of which may be used to issue letters of credit. The 2024 Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “2024 Notes.” The proceeds from the securitized financing transaction were used to pay related transaction fees and expenses, strengthen the Company's liquidity position and for general corporate purposes, including the repurchase of shares of the Company’s common stock.
In addition to the 2024 Notes, the Company’s outstanding debt consists of its existing Series 2022-1 3.734% Fixed Rate Senior Secured Notes, Class A-2 (the “2022 Notes”) and Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Notes”). No borrowings were outstanding under the Variable Funding Notes as of December 28, 2024.

Dividends. We paid quarterly cash dividends of $0.22 per share of common stock in each of the first two quarters of 2024, and quarterly cash dividends of $0.27 per share of common stock in both the third and fourth quarters of 2024, resulting in aggregate quarterly dividend payments of $28.7 million in fiscal year 2024. On February 18, 2025, the Company’s board of directors approved a dividend of $0.27 per share, to be paid on March 28, 2025 to stockholders of record as of March 7, 2025, totaling approximately $7.7 million.
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
Share Repurchase Program. On August 17, 2023, the Company’s board of directors approved a new share repurchase program with authorization to repurchase up to $250.0 million of its outstanding shares of common stock (the “August 2023 Authorization”). On August 23, 2023, the Company entered into an accelerated share repurchase agreement (the “2023 ASR Agreement”) with a third-party financial institution to repurchase $125.0 million of the Company’s common stock as part of the August 2023 Authorization. Under the 2023 ASR Agreement, the Company paid the financial institution $125.0 million in cash and received and retired a total of 645,952 shares of common stock at an average share price of $193.51. Final settlement of the ASR Agreement occurred on December 21, 2023.
On December 5, 2024, the Company’s board of directors authorized the purchase of up to an additional $500.0 million of its outstanding shares of common stock under its existing share repurchase program (the “December 2024 Authorization” and together with the August 2023 Authorization, the “Share Repurchase Program”), following the substantial completion of purchases of common stock under the August 2023 Authorization.
On December 9, 2024, the Company entered into an accelerated share repurchase agreement (the “2024 ASR Agreement”) with a third-party financial institution to repurchase $250.0 million of the Company’s common stock under its Share Repurchase Program. Pursuant to the ASR Agreement, during the fiscal fourth quarter of 2024 the Company made an initial payment to the financial institution of $250.0 million in cash and received and retired an initial delivery of 551,325 shares of common stock, representing an estimated 75% of the total shares expected to be delivered under the ASR Agreement, based on the closing price on the date of initial delivery of $328.54. The delivery of any remaining shares will occur at the final settlement of the transactions under the ASR Agreement, which is scheduled to occur in the fiscal first quarter of 2025. The number of shares to be delivered upon final settlement is based on the daily volume-weighted average share prices during the valuation period specified in the ASR Agreement, less a discount and subject to adjustments.
During fiscal year 2024, the Company repurchased and retired 720,804 shares at an average share price of $339.95, inclusive of the shares repurchased under the 2024 ASR Agreement. During fiscal year 2023, the Company repurchased and retired 645,952 shares at an average share price of $193.51 under the 2023 ASR Agreement. As of December 28, 2024, $311.1 million remained available under the Share Repurchase Program. Since the inception of the Company’s share repurchase program in August 2023, the Company has repurchased and retired 1,366,756 shares of its common stock at an average price of $272.89 per share.
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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. Although we enter into arrangements in an effort to mitigate the price volatility of food costs, there are no established fixed price markets for fresh bone-in chicken wings, so we may be subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 19.8% and 16.8% of our company-owned restaurant costs of sales in fiscal years 2024 and 2023. A hypothetical 10.0% increase in the bone-in chicken wing costs in fiscal year 2024 would have increased company-owned restaurant costs of sales by approximately $1.8 million during the year. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $1,220.9 million incurred under the 2024 Notes, 2022 Notes and 2020 Notes as of December 28, 2024 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the Variable Funding Notes; however, the Company had no outstanding borrowings under its Variable Funding Notes as of December 28, 2024.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2024 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 28, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of December 28, 2024, our internal control over financial reporting is effective based on those criteria.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 28, 2024.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Wingstop Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Wingstop Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 28, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP

Dallas, Texas
February 19, 2025

Item 9B.	Other Information
During the quarter ended December 28, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item 10 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 11.	Executive Compensation
Information required by this Item 11 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item 12 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The Company’s independent registered public accounting firm is KPMG LLP. Information required by this Item 14 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

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

4.5
First Amendment to the Second Amended and Restated Base Indenture, dated as of December 3, 2024, by and between Wingstop Funding LLC, as Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on December 4, 2024 and incorporated herein by reference.

4.6
Series 2024-1 Supplement to Base Indenture, dated as of December 3, 2024, by and between Wingstop Funding LLC, as Issuer of the Series 2024-1 fixed rate senior secured notes, Class A-2, and Series 2022-1 variable funding senior secured notes, Class A-1, and Citibank, N.A., as Trustee and Series 2024-1 Securities Intermediary, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37425) on December 4, 2024 and incorporated herein by reference.

4.7
First Supplement to Series 2022-1 Supplement, dated as of December 3, 2024, by and between Wingstop Funding LLC, as Issuer of the Series 2022-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2022-1 Securities Intermediary, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-37425) on December 4, 2024 and incorporated herein by reference.

4.8
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

10.6†	Wingstop Inc. 2024 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on May 23, 2024 and incorporated herein by reference.
10.7†
Form of Service-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2024 Omnibus Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37425) on May 23, 2024 and incorporated herein by reference.

10.8†
Form of Performance-based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2024 Omnibus Incentive Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-37425) on May 23, 2024 and incorporated herein by reference.

10.9†
Form of Stock Option Award Agreement under the Wingstop Inc. 2024 Omnibus Incentive Plan, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-37425) on May 23, 2024 and incorporated herein by reference.

10.10†
Form of Restricted Stock Award Agreement under the Wingstop Inc. 2024 Omnibus Incentive Plan, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-37425) on May 23, 2024 and incorporated herein by reference.

10.11†
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

10.16
Purchase Agreement, dated as of November 19, 2024, by and among the Company, certain indirect subsidiaries of the Company party thereto, Morgan Stanley & Co. LLC and Barclays Capital Inc, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on November 20, 2024 and incorporated herein by reference.

10.17
Amended and Restated Class A-1 Note Purchase Agreement, dated as of December 3, 2024, by and among Wingstop Funding LLC, as Issuer, each of Wingstop Guarantor LLC and Wingstop Franchising LLC, each as a Guarantor, Wingstop Restaurants Inc., as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, Morgan Stanley Asset Funding Inc., as Administrative Agent and Morgan Stanley Bank, N.A., as L/C Provider, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on December 4, 2024 and incorporated herein by reference.

19.1*	Wingstop Inc. Insider Trading Compliance Policy.
21.1*	List of Subsidiaries of Wingstop Inc.
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†	Wingstop Inc. Clawback Policy, filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (File No. 001-37425) and incorporated herein by reference.
101.INS*	Inline XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
__________________
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
February 19, 2025
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael J. Skipworth	President and Chief Executive Officer, Director	February 19, 2025
Michael J. Skipworth	(Principal Executive Officer)
/s/ Alex R. Kaleida	Chief Financial Officer	February 19, 2025
Alex R. Kaleida	(Principal Financial and Accounting Officer)
/s/ Lynn Crump-Caine	Chair of the Board	February 19, 2025
Lynn Crump-Caine
/s/ Krishnan Anand	Director	February 19, 2025
Krishnan Anand
/s/ David L. Goebel	Director	February 19, 2025
David L. Goebel
/s/ Michael J. Hislop	Director	February 19, 2025
Michael J. Hislop
/s/ Kate S. Lavelle	Director	February 19, 2025
Kate S. Lavelle
/s/ Kilandigalu M. Madati	Director	February 19, 2025
Kilandigalu M. Madati
/s/ Wesley S. McDonald	Director	February 19, 2025
Wesley S. McDonald
/s/ Anna M. Smith	Director	February 19, 2025
Anna M. Smith
/s/ Thomas R. Greco	Director	February 19, 2025
Thomas R. Greco

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Wingstop Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Wingstop Inc. and subsidiaries (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 28, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the sufficiency of audit evidence obtained over royalty revenue and advertising fees
As discussed in Notes 1 and 17 to the consolidated financial statements, the Company recognized $259.6 million of royalty revenue and $217.6 million of advertising fees for the year ended December 28, 2024. Royalty revenue and advertising fees are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement.
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
Dallas, Texas
February 19, 2025

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value data)

	December 28, 2024	December 30, 2023

Assets
Current assets
Cash and cash equivalents	$315,910	$90,216
Restricted cash	20,868	11,444
Accounts receivable, net	19,661	12,408
Prepaid expenses and other current assets	6,520	4,948
Advertising fund assets, restricted	32,659	25,328
Total current assets	395,618	144,344
Property and equipment, net	125,953	91,292
Operating lease assets	49,046	19,092
Goodwill	74,718	67,708
Trademarks	32,700	32,700
Customer relationships, net	6,476	7,740
Other non-current assets	31,735	14,949
Total assets	$716,246	$377,825
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$6,943	$4,725
Current portion of operating lease liabilities	1,059	2,380
Other current liabilities	46,782	38,571
Advertising fund liabilities	32,659	25,328
Total current liabilities	87,443	71,004
Long-term debt, net	1,206,201	712,327
Operating lease liabilities	58,169	17,807
Deferred revenues, net of current	38,877	30,145
Deferred income tax liabilities, net	1,085	3,721
Other non-current liabilities	57	187
Total liabilities	1,391,832	835,191
Commitments and contingencies (see Note 13)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,662,614 and 29,337,920 shares issued and outstanding as of December 28, 2024 and December 30, 2023, respectively	287	293
Additional paid-in-capital	1,568	2,676
Retained deficit	(676,940)	(459,994)
Accumulated other comprehensive loss	(501)	(341)
Total stockholders' deficit	(675,586)	(457,366)
Total liabilities and stockholders' deficit	$716,246	$377,825
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022

Revenue:
Royalty revenue, franchise fees and other	$288,354	$207,077	$158,614
Advertising fees	217,630	157,138	119,011
Company-owned restaurant sales	119,823	95,840	79,896
Total revenue	625,807	460,055	357,521
Costs and expenses:
Cost of sales (1)	91,632	70,646	63,395
Advertising expenses	233,306	166,583	123,069
Selling, general and administrative	116,801	96,898	67,061
Depreciation and amortization	19,490	13,239	10,899
(Gain) loss on disposal of assets	(1,038)	95	1,164
Total costs and expenses	460,191	347,461	265,588
Operating income	165,616	112,594	91,933
Interest expense, net	21,292	18,227	21,230
Loss on debt extinguishment and financing transactions	—	—	814
Other (income) expense	(2,866)	57	573
Income before income tax expense	147,190	94,310	69,316
Income tax expense	38,473	24,135	16,369
Net income	$108,717	$70,175	$52,947

Earnings per share
Basic	$3.72	$2.36	$1.77
Diluted	$3.70	$2.35	$1.77

Other comprehensive income (loss)
Currency translation adjustment	$(160)	$296	$(381)
Other comprehensive income (loss)	(160)	296	(381)
Comprehensive income	$108,557	$70,471	$52,566
(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 26, 2021	29,837,454	299	463	(310,031)	(256)	(309,525)
Net income	—	—	—	52,947	—	52,947
Shares issued under stock plans	97,281	1	3,314	—	—	3,315
Tax payments for restricted stock upon vesting	(2,067)	—	—	(315)	—	(315)
Stock-based compensation expense	—	—	4,200	—	—	4,200
Dividends declared on common stock and equivalents	—	—	(5,180)	(135,922)	—	(141,102)
Currency translation adjustment	—	—	—	—	(381)	(381)
Balance at December 31, 2022	29,932,668	300	2,797	(393,321)	(637)	(390,861)
Net income	—	—	—	70,175	—	70,175
Shares issued under stock plans	65,779	—	951	—	—	951
Tax payments for restricted stock upon vesting	(14,575)	—	—	(2,480)	—	(2,480)
Stock-based compensation expense	—	—	15,558	—	—	15,558
Dividends declared on common stock and equivalents	—	—	(16,239)	(8,490)	—	(24,729)
Purchases of common stock	(645,952)	(7)	(391)	(125,878)	—	(126,276)
Currency translation adjustment	—	—	—	—	296	296
Balance at December 30, 2023	29,337,920	293	2,676	(459,994)	(341)	(457,366)
Net income	—	—	—	108,717	—	108,717
Shares issued under stock plans	58,234	1	1,556	—	—	1,557
Tax payments for restricted stock upon vesting	(12,736)	—	—	(4,427)	—	(4,427)
Stock-based compensation expense	—	—	22,060	—	—	22,060
Dividends declared on common stock and equivalents	—	—	(11,524)	(17,376)	—	(28,900)
Purchases of common stock	(720,804)	(7)	(13,200)	(303,860)	—	(317,067)
Currency translation adjustment	—	—	—	—	(160)	(160)
Balance at December 28, 2024	28,662,614	287	1,568	(676,940)	(501)	(675,586)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Operating activities
Net income	$108,717	$70,175	$52,947
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,490	13,239	10,899
Deferred income taxes	(1,809)	(1,551)	(3,252)
Stock-based compensation expense	22,060	15,558	4,200
(Gain) loss on disposal of assets	(1,038)	95	1,164
Loss on debt extinguishment	—	—	814
Amortization of debt issuance costs	2,150	2,043	1,939
Changes in operating assets and liabilities:
Accounts receivable	(7,253)	(2,947)	(2,468)
Prepaid expenses and other assets	(13,221)	599	584
Advertising fund assets and liabilities, net	4,778	10,093	5,048
Accounts payable and other current liabilities	2,928	10,634	5,102
Deferred revenue	9,249	3,593	(712)
Other non-current liabilities	11,559	70	(27)
Cash provided by operating activities	157,610	121,601	76,238

Investing activities
Purchases of property and equipment	(51,929)	(40,833)	(23,940)
Acquisition of restaurants from franchisee	(14,048)	(10,832)	(7,809)
Proceeds from sales of assets	4,000	320	4,063
Payments for investments	(500)	(808)	(997)
Cash used in investing activities	(62,477)	(52,153)	(28,683)

Financing activities
Proceeds from exercise of stock options	1,557	951	3,315
Purchases of common stock	(314,664)	(125,401)	—
Borrowings of long-term debt	500,000	—	250,000
Repayments of long-term debt	—	(3,650)	(3,025)
Payment of deferred financing costs and other debt-related costs	(8,832)	—	(5,442)
Tax payments for restricted stock upon vesting	(4,427)	(2,480)	(315)
Dividends paid	(28,869)	(24,907)	(141,279)
Cash provided by (used in) financing activities	144,765	(155,487)	103,254

Net increase in cash, cash equivalents, and restricted cash	239,898	(86,039)	150,809
Cash, cash equivalents, and restricted cash at beginning of period	119,676	205,715	54,906
Cash, cash equivalents, and restricted cash at end of period	$359,574	$119,676	$205,715

Supplemental information:
Accrued capital expenditures	$3,955	$2,963	$7,273
Cash paid for interest	$22,697	$22,740	$20,480
Cash paid for taxes	$38,842	$27,918	$13,584
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Basis of Presentation and Summary of Significant Accounting Policies
Overview
Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of December 28, 2024, the Company had a total of 2,563 restaurants in its system. The Company's restaurant base is 98% franchised, with 2,513 franchised restaurants (including 359 international restaurants) and 50 company-owned restaurants as of December 28, 2024.
Summary of Significant Accounting Policies

(a)	Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Wingstop Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Year End
The Company uses a 52/53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2024, 2023, and 2022 included 52, 52, and 53 weeks, respectively. The 53rd week in fiscal 2022 fell in the fiscal fourth quarter.

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

(d)	Cash, Cash Equivalents, and Restricted Cash
The Company continually monitors its positions with, and the credit quality of, the financial institutions in which it maintains its deposits and investments. As of December 28, 2024 and December 30, 2023, the Company maintained balances in various cash accounts in excess of federally insured limits. All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents.
Restricted cash includes cash and cash equivalents held for future principal and interest payments as required by the Company's debt agreements (see Note 11). The Company also has Advertising fund restricted cash, which can only be used for activities related to the promotion of the Wingstop brand.

Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets that are included in the Consolidated Statements of Cash Flows as of December 28, 2024 and December 30, 2023 were as follows (in thousands):

	December 28, 2024	December 30, 2023
Cash and cash equivalents	$315,910	$90,216
Restricted cash	20,868	11,444
Restricted cash, included in Advertising fund assets, restricted	22,796	18,016
Total cash, cash equivalents, and restricted cash	$359,574	$119,676

(e)	Accounts Receivable
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

(g)	Cloud Computing Arrangements
Cloud computing arrangements (“CCA”) are recorded at cost less accumulated amortization. The Company capitalizes implementation costs associated with its cloud computing arrangements, which are recorded net of amortization in “Prepaid expenses and other current assets” and “Other assets.” CCA implementation costs are amortized over the term of the related hosting agreement, including renewal periods that are reasonably certain to be exercised. CCA implementation costs are included within operating activities in the Company’s consolidated statements of cash flows.

(h)	Property and Equipment
Property and equipment is recorded at cost less accumulated depreciation. Cost includes all direct costs necessary to acquire and prepare assets for use or to develop or obtain internal-use software, including internal labor. Depreciation is recorded using the straight-line method over the following estimated useful lives:

Property and Equipment	Estimated Useful Lives
Building	40 years
Leasehold and other improvements	Lesser of 7 to 10 years or the expected lease term
Equipment, furniture and fixtures	3 to 7 years
Capitalized software	3 to 10 years
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

(i)	Impairment or Disposal of Long-Lived Assets
Property and equipment and finite-life intangible assets are reviewed for impairment periodically and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment and finite-lived intangible assets is performed at the component level, which is generally an individual restaurant and requires judgment and an estimate of future restaurant generated cash flows. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections. The Company did not record any impairment losses on long-lived assets in fiscal years 2024, 2023, or 2022.

(j)	Goodwill and Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of goodwill and trademarks, which are not subject to amortization. We generally record goodwill in connection with the acquisition of restaurants from franchisees. On an annual basis (October 1st of each fiscal year) and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, the Company reviews the recoverability of goodwill and indefinite-lived intangible assets. No indications of impairment were identified during fiscal years 2024, 2023, or 2022.
It is possible that changes in circumstances or changes in management’s judgments, assumptions, and estimates could result in an impairment charge of a portion or all of its goodwill or other intangible assets.

(k)	Foreign Currency Translation
The foreign currency translation adjustment included in the Consolidated Statements of Comprehensive Income represents the unrealized impact of translating our foreign investment. This amount is not included in Net income and would only be realized upon disposition of our investment. The related Accumulated other comprehensive loss is presented in the Consolidated Balance Sheets.

(l)	Revenue Recognition
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
The Company has entered into food and beverage supply agreements with certain major vendors. Pursuant to the terms of these arrangements, rebates are provided to the Company from the vendors based upon the dollar volume of purchases for company-owned restaurants and franchised restaurants. These incentives are recognized as earned throughout the year and are classified as a reduction in Cost of sales with any consideration received in excess of the total expense of the vendor’s products included within Royalty revenue, franchise fees and other within the Consolidated Statements of Comprehensive Income. The incentives recognized were approximately $25.3 million, $17.7 million, and $13.1 million, during fiscal years 2024, 2023, and 2022, respectively, of which $3.1 million, $2.3 million, and $1.8 million was classified as a reduction in Cost of sales during fiscal years 2024, 2023, and 2022, respectively.

(n)	Advertising Expenses
The Company administers the Ad Fund, for which a percentage of gross sales is collected from domestic restaurant franchisees and company-owned restaurants to be used for various forms of advertising for the Wingstop brand. Effective the first day of the fiscal second quarter of 2024, domestic franchisees’ contribution rates to the national advertising fund increased to 5.3%, up from 5%, of gross sales. The national advertising fund contribution rate was 5% for fiscal year 2023.
The Company administers and directs the development of all advertising and promotion programs in the Ad Fund for which it collects advertising contributions in accordance with the provisions of its franchise agreements. The Company has a contractual obligation with regard to these advertising contributions. The Company consolidates and reports all assets and liabilities of the Ad Fund as restricted assets of the Ad Fund and liabilities of the Ad Fund within current assets and current liabilities, respectively, in the Consolidated Balance Sheets. As of December 28, 2024, the restricted assets and liabilities of the Ad Fund consisted of $23.7 million of cash and cash equivalents, $9.0 million of accounts receivable, $15.3 million of accrued expenses, and $17.3 million of accounts payable. As of December 30, 2023, the restricted assets and liabilities of the Ad Fund consisted of $18.8 million of cash and cash equivalents, $6.6 million of accounts receivable, $17.2 million of accrued expenses, and $8.1 million of accounts payable.
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
Advertising expenses incurred by company-owned restaurants are included within Cost of sales in the Consolidated Statements of Comprehensive Income. Company-owned restaurants incurred advertising expenses of $6.3 million, $4.9 million, and $3.6 million in fiscal years 2024, 2023, and 2022, respectively.

(o)	Leases
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

(r)	Recent Accounting Pronouncements
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
In November 2024, Financial Accounting Standards Board (the “FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires, for each relevant expense caption on the income statement, detailed disclosure amounts for purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendment is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and can be applied either prospectively or retrospectively. We are currently evaluating the impact of adopting this ASU on our disclosures.
Recently adopted
In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure (“Segment Reporting”). The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted this guidance for the fiscal year ending December 28, 2024. Refer to Note 18 for our disclosure related to business segments.
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

Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Fiscal Year
	December 28, 2024	December 30, 2023	December 31, 2022
Basic weighted average shares outstanding	29,262	29,769	29,893
Dilutive shares	122	87	70
Diluted weighted average shares outstanding	29,384	29,856	29,963
We had approximately 1,000 and 19,000 equity awards outstanding at December 28, 2024 and December 31, 2022, respectively, that were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive. No equity awards were excluded from the dilutive earnings per share calculation at December 30, 2023 because the effect would have been anti-dilutive.

(3)	Stockholders’ Deficit
Dividends
In connection with the Company's regular dividend program, the Company declared and paid dividends of $28.7 million, or $0.98 per common share, in fiscal year 2024, $24.4 million, or $0.82 per common share, in fiscal year 2023, and $21.5 million, or $0.72 per common share, in fiscal year 2022.
Subsequent to the end of fiscal year 2024, on February 18, 2025, the Company’s board of directors declared a quarterly dividend of $0.27 per share of common stock, to be paid on March 28, 2025 to stockholders of record as of March 7, 2025, totaling approximately $7.7 million.
Separate from the Company's regular dividend program, the Company declared and paid special dividends of $119.5 million, or $4.00 per share of common stock, in fiscal year 2022. No special dividends were declared or paid during fiscal years 2024 and 2023.
Share Repurchase Program
On August 17, 2023, the Company’s board of directors approved a share repurchase program with authorization to purchase up to $250.0 million of its outstanding shares of common stock (the “August 2023 Authorization”). On December 5, 2024, the board of directors authorized the purchase of an additional $500.0 million of its outstanding shares of common stock under the share repurchase program (the “December 2024 Authorization” and together with the August 2023 Authorization, the “Share Repurchase Program”), following the substantial completion of purchases of common stock under the August 2023 Authorization. As of December 28, 2024, the Company had $311.1 million of availability remaining under the Share Repurchase Program.

On December 9, 2024, the Company entered into an accelerated share repurchase agreement (the “2024 ASR Agreement”) with a third-party financial institution to repurchase $250.0 million of the Company’s common stock under its Share Repurchase Program. Pursuant to the ASR Agreement, during the fiscal fourth quarter of 2024 the Company made an initial payment to the financial institution of $250.0 million in cash and received and retired an initial delivery of 551,325 shares of common stock, representing an estimated 75% of the total shares expected to be delivered under the 2024 ASR Agreement, based on the closing price on the date of initial delivery of $328.54. The delivery of any remaining shares will occur at the final settlement of the transactions under the 2024 ASR Agreement, which is scheduled to occur in the fiscal first quarter of 2025. The number of shares to be delivered upon final settlement is based on the daily volume-weighted average share prices during the valuation period specified in the ASR Agreement, less a discount and subject to adjustments.
In addition to the shares repurchased in connection with the 2024 ASR Agreement, during fiscal year 2024, the Company repurchased 169,479 shares with an aggregate purchase price of $377.09, under the August 2023 Authorization. After taking into consideration these repurchases, with the initial delivery under the 2024 ASR Agreement in December 2024 described above, the Company completed the August 2023 Authorization.
In August 2023, the Company entered into an accelerated share repurchase agreement (the “2023 ASR Agreement”) with a third-party financial institution to repurchase $125.0 million of the Company’s common stock as part of the August 2023 Authorization. Under the 2023 ASR Agreement, the Company paid the financial institution $125.0 million in cash and received and retired a total of 645,952 shares of common stock at an average share price of $193.51. Final settlement of the ASR Agreement occurred in December 2023. The total number of shares repurchased under the ASR Agreement was based on a daily volume-weighted average share price during the valuation period specified in the ASR Agreement, less a discount.

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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Fair value of debt is determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	December 28, 2024		December 30, 2023
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$472,800	$439,846	$472,800	$423,823
2022-1 Class A-2 Senior Secured Notes (1)	Level 2	$248,125	$230,905	$248,125	$222,370
2024-1 Class A-2 Senior Secured Notes (1)	Level 2	$500,000	$496,050	$—	$—
Investments in bonds of LPH (Note 10) (2)	Level 3	$3,699	$4,560	$3,557	$4,306
(1) The fair value of the 2020-1, 2022-1, and 2024-1 Class A-2 Senior Secured Notes was estimated using available market information.
(2) The fair value approximates discounted cash flows using current market rates for debt investments with similar maturities and credit risk.

(5)	Accounts Receivable, net
Accounts receivable, net, consist of the following (in thousands):

	December 28, 2024	December 30, 2023
Vendor rebates receivable	$7,575	$5,311
Royalties receivable	8,641	5,717
Other receivables, net	3,445	1,380
Accounts receivable, net	$19,661	$12,408

(6)	Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	December 28, 2024	December 30, 2023
Building	$15,769	$15,769
Construction in progress	15,088	46,675
Equipment, furniture and fixtures	21,900	41,268
Leasehold and other improvements	37,560	26,599
Capitalized software	79,186	—
Land	2,828	2,828
Property and equipment, gross	172,331	133,139
Less: accumulated depreciation	(46,378)	(41,847)
Property and equipment, net	$125,953	$91,292
Depreciation expense was $16.2 million, $10.6 million, and $8.7 million for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.

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
The following is a summary of goodwill balances and activity (in thousands):

	December 28, 2024	December 30, 2023
Balance, beginning of period	$67,708	$62,514
Acquisition of restaurants, net	7,010	5,194
Balance, end of period	$74,718	$67,708

Intangible assets, excluding goodwill, consisted of the following (in thousands):

	December 28, 2024	December 30, 2023	Weighted Average Amortization Period (in years)
Intangible assets:
Trademarks	$32,700	$32,700
Indefinite-lived assets	32,700	32,700
Customer relationships	26,300	26,300	20.0
Franchise rights (1)	20,879	14,168	7.2
Less: accumulated amortization	(27,814)	(24,488)
Definite-lived assets	19,365	15,980	15.8
Intangible assets, net	$52,065	$48,680
(1)Included within Other non-current assets net of associated accumulated amortization within the Consolidated Balance Sheets.
Amortization expense for definite-lived intangibles was $3.3 million in fiscal year 2024, $2.7 million in fiscal year 2023, and $2.2 million in fiscal year 2022. Estimated amortization expense, for the five succeeding fiscal years and the aggregate thereafter is (in thousands):

Fiscal year 2025	$3,613
Fiscal year 2026	3,368
Fiscal year 2027	3,230
Fiscal year 2028	3,041
Fiscal year 2029	2,834
Thereafter	3,279
Total	$19,365

(8)	Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 28, 2024	December 30, 2023
Accrued payroll and incentive compensation	$15,516	$14,331
Current portion of deferred revenues	5,963	4,846
Other accrued liabilities	25,303	19,394
Total	$46,782	$38,571

(9)	Income Taxes
Income tax expense for the fiscal years 2024, 2023, and 2022 consisted of the following (in thousands):

	Fiscal Year
	December 28, 2024	December 30, 2023	December 31, 2022
Current expense
Federal	$32,597	$19,398	$15,909
State	6,389	4,586	3,384
Foreign	1,296	610	328
Deferred expense (benefit)
Federal	(1,533)	(314)	(2,996)
State	(276)	(145)	(256)
Income tax expense	$38,473	$24,135	$16,369
A reconciliation of income tax at the U.S. federal statutory tax rate (using a statutory tax rate of 21%) to income tax expense for fiscal years 2024, 2023, and 2022 in dollars is as follows (in thousands):

	Fiscal Year
	December 28, 2024	December 30, 2023	December 31, 2022
Expected income tax expense at statutory rate	$30,910	$19,777	$14,556
Excess tax benefits from equity compensation	(2,404)	(1,275)	(522)
Non-deductible expenses	5,954	3,106	935
State tax expense, net of federal benefit	4,771	3,164	2,090
Foreign tax expense	1,296	610	328
Foreign tax and other tax credits	(2,708)	(1,760)	(1,001)
Increase in unrecognized tax benefit	672	398	337
Other	(18)	115	(354)
Income tax expense	$38,473	$24,135	$16,369
The components of deferred tax assets (liabilities) were as follows (in thousands):

	December 28, 2024	December 30, 2023
Deferred tax assets:
Deferred revenue	$6,671	$6,067
Accrued incentive compensation	2,096	1,596
Stock based compensation	1,766	1,444
Lease liabilities	13,601	4,720
Intangible assets	294	196
Other	1,112	1,365
Net operating loss carry-forwards and credits	538	827
Valuation allowance	(577)	(577)
	25,501	15,638
Deferred tax liabilities:
Intangible assets	(11,008)	(10,397)
Right of use assets	(11,227)	(4,464)
Property and equipment	(4,351)	(4,498)
	(26,586)	(19,359)
Net deferred tax liability	$(1,085)	$(3,721)
The Company had a state net operating loss carry-forward of $23.3 million at December 28, 2024 and December 30, 2023. The state net operating loss carry forwards begin to expire in 2030.

The Company had a valuation allowance of $0.6 million against its deferred tax assets as of December 28, 2024 and December 30, 2023. In assessing whether a deferred tax asset will be realized, the Company considers whether it is more likely than not that either some portion or all of the deferred tax assets will not be realized. The Company considers the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize a portion of the benefits of the federal and state deductible differences.
The Company files income tax returns, which are periodically audited by various federal and state jurisdictions. The Company's income tax returns prior to tax year 2018 are generally considered closed to examination by the applicable tax authorities. In fiscal year 2024, the Internal Revenue Service commenced an examination of the Company’s U.S. income tax return for fiscal year 2021.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 26, 2021	$1,055
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	(27)
Additions for tax positions of current year	270
Subtractions for tax positions of current year	—
Balance as of December 31, 2022	1,298
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	(65)
Additions for tax positions of current year	468
Subtractions for tax positions of current year	—
Balance as of December 30, 2023	1,701
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	(118)
Additions for tax positions of current year	740
Subtractions for tax positions of current year	—
Balance as of December 28, 2024	$2,323
As of December 28, 2024 and December 30, 2023, the accrued interest and penalties on the unrecognized tax benefits were $0.9 million and $0.7 million, respectively, excluding any related income tax benefits. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statement of Comprehensive Income.
At December 28, 2024 and December 30, 2023, the amount of unrecognized tax benefits was $2.3 million and $1.7 million, respectively, which, if ultimately recognized, would reduce the Company’s effective tax rate.

(10)	Investments
Subsequent to the end of fiscal year 2024, Lemon Pepper Holdings Ltd., the Company’s unconsolidated equity method investment, completed a transaction to sell all its outstanding equity to an affiliate of Sixth Street Partners, LLC. The Company received proceeds of $107 million in the fiscal first quarter 2025. The carrying value of the Company’s investment, recorded within Other assets on the Consolidated Balance Sheets, was $4.8 million as of December 28, 2024. The transaction is expected to result in a gain, which will be recorded in the fiscal first quarter 2025. The Company acquired a 15% non-controlling interest in the newly formed entity, for an aggregate amount of $76 million.

(11)	Debt Obligations
Long-term debt consisted of the following components (in thousands):

	December 28, 2024	December 30, 2023
2020-1 Class A-2 Senior Secured Notes	$472,800	472,800
2022-1 Class A-2 Senior Secured Notes	248,125	248,125
2024-1 Class A-2 Senior Secured Notes	500,000	—
Debt issuance costs, net of amortization	(14,724)	(8,598)
Less: current portion of debt	—	—
Long-term debt, net	$1,206,201	$712,327
As of December 28, 2024, the scheduled principal payments on debt were as follows (in thousands):

Fiscal year 2025	$—
Fiscal year 2026	—
Fiscal year 2027	472,800
Fiscal year 2028	—
Fiscal year 2029	248,125
Thereafter	500,000
Total	$1,220,925
Securitized Financing Facility
On December 3, 2024, the Company completed a securitized financing transaction, in which Wingstop Funding LLC, a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company (the “Issuer”), issued $500 million of its Series 2024-1 5.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2024 Class A-2 Notes”). The Issuer also increased the capacity of its revolving financing facility of Series 2022-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”) from $200 million to $300 million. Following the increase, borrowing capacity under the Variable Funding Notes permits borrowings of up to a maximum principal amount of $300 million, a portion may be used to issue letters of credits. The 2024 Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “2024 Notes.” The proceeds from the securitized financing transaction were used to pay related transaction fees and expenses, strengthen the Company's liquidity position and for general corporate purposes, including the repurchase of shares of the Company’s common stock.
In addition to the 2024 Notes, the Company’s outstanding debt consists of its existing Series 2022-1 3.734% Fixed Rate Senior Secured Notes, Class A-2 (the “2022 Notes”) and Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Notes”), which have an anticipated repayment date of March 2029 and December 2027, respectively. No borrowings were outstanding under the Variable Funding Notes as of December 28, 2024.
The 2024 Notes were issued in a securitization transaction, which is guaranteed by certain limited-purpose, bankruptcy-remote, wholly owned indirect subsidiaries of the Company and secured by a security interest in substantially all of their assets, including certain domestic and foreign revenue-generating assets, consisting principally of franchise-related agreements, intellectual property, and vendor rebate contracts.
The 2024 Notes were issued pursuant to a second amended and restated base indenture and related supplemental indentures (collectively, the “Indenture”). Interest and principal payments on the 2024 Class A-2 Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the 2024 Class A-2 Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the 2024 Notes is in December of 2054, but, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment date of the 2024 Class A-2 Notes is December 2031. If the Issuer has not repaid or refinanced the 2024 Class A-2 Notes prior to the anticipated repayment date, additional interest will accrue on the 2024 Notes.
The Variable Funding Notes accrue interest at a variable rate based on (i) the prime rate, (ii) the overnight federal funds rates, (iii) the secured overnight financing rate, or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin, as more fully set forth in the 2024 Variable Funding Note Purchase Agreement, dated December 3, 2024, and the indenture supplement. Commitment fees and other usage fees apply to the Variable Funding Notes facility depending on the type of borrowing requested. There is a 60-basis points draw fee on borrowings requested pursuant to the terms of the Variable Fund Notes. Additionally, during a commitment availability period, there is a 30-basis point commitment fee on the committed portion of the Variable Funding Notes.

The 2020 Notes, 2022 Notes, and the 2024 Notes (together, the “Notes”) are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, that the assets pledged as collateral for the Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information, and similar matters. The Notes are also subject to customary rapid amortization events provided for in the indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain change of control and manager termination events, an event of default, and the failure to repay or refinance the Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of December 28, 2024, the Company was in compliance with all financial covenants.
During the first quarter of 2022, as a result of the termination of the 2020 variable funding note facility, the Company recorded a loss on debt extinguishment of $0.8 million related to the write-off of previously capitalized financing costs. Total debt issuance costs incurred and capitalized in connection with the issuance of the 2022 Notes were $5.5 million.
As of December 28, 2024, the Company’s leverage ratio under the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes was less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company elected to suspend payments following the principal payment made in the second quarter of 2023, and the entire outstanding balance of the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026. The 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes are generally subject to 1% annual amortization.

(12)	Leases
The Company determines whether an arrangement is a lease at inception. The Company has operating leases for retail store locations, office space, and equipment. The Company's leases have remaining terms of 0.9 years to 13.2 years, some of which include options to extend the lease term for up to ten years. Lease terms may include options to renew when it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
During the fiscal first quarter 2024, the Company executed a lease for an office building, which commenced in May 2024. The operating lease has an initial lease term of 13.8 years with undiscounted fixed payments of $66.9 million in the aggregate over the initial term.

Components of lease expense were as follows (in thousands):

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Operating lease cost (1)	$6,813	$3,523	$3,244
Variable lease cost (2)	987	733	448
Total lease cost	$7,800	$4,256	$3,692

(1) Includes short-term leases, which are immaterial.
(2) Primarily related to adjustments for inflation, common area maintenance, and property tax.
Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Operating cash flow information:
Cash paid (received) for amounts included in the measurement of lease liabilities (1)	$(3,658)	$3,348	$3,543
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$43,101	$6,346	$3,923

(1) Includes tenant improvement reimbursements received.
Supplemental balance sheet information related to our operating leases is as follows (in thousands):

		Year Ended
	Balance Sheet Classification	December 28, 2024	December 30, 2023
Right-of-use assets	Other non-current assets	$49,046	$19,092
Current lease liabilities	Other current liabilities	1,059	2,380
Non-current lease liabilities	Other non-current liabilities	58,169	17,807
Weighted average lease term and discount rate information related to leases was as follows:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Weighted average remaining lease term of operating leases	11.3 years	7.1 years	7.5 years
Weighted average discount rate of operating leases	6.08%	4.52%	3.86%
Maturities of lease liabilities by fiscal year are as follows (in thousands):

Fiscal year 2025	$4,248
Fiscal year 2026	7,789
Fiscal year 2027	7,665
Fiscal year 2028	7,714
Fiscal year 2029	7,390
Thereafter	51,842
Total future minimum lease payments	86,648
Less: imputed interest	(27,420)
Total lease liabilities	$59,228

(13)	Commitments and Contingencies
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
The Company sponsors a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. The Company made matching contributions of approximately $1.2 million, $1.1 million, and $0.9 million for fiscal years 2024, 2023, and 2022, respectively.

(15)	Stock-Based Compensation
In May 2024, the Company’s stockholders approved the adoption of the 2024 Omnibus Award Plan (the “2024 Plan”). All equity grants subject to FASB ASC Topic 718 after the date of approval are made under the 2024 Plan. No further equity grants after that date are permitted under the 2015 Omnibus Award Plan (as amended, the “2015 Plan”). The 2024 Plan is currently the only equity plan from which future equity awards may be granted, but outstanding awards granted under the 2015 Plan will continue to be governed by the terms of the 2015 Plan and the underlying award agreement. The 2024 Plan provides for the grant or award of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards and other stock-based awards to employees, directors, and other eligible persons. Stock options issued under the 2024 Plan expire ten years from the date of the grant. As of December 28, 2024, there were approximately 1.8 million shares available for future grants under the 2024 Plan.
In the event of a change in control of the Company (as defined in the 2024 Plan) in connection with which the board of directors or the Compensation Committee of the board of directors determines prior to such change in control that outstanding awards will be honored or assumed or new rights substituted therefore (as required by the Plan), each outstanding award will continue to vest in accordance with its terms. In the event the outstanding awards are not assumed or new rights substituted therefore in connection with the transaction, the awards will become fully vested and, to the extent applicable, exercisable immediately prior to the change in control and shall be exchanged for cash.
Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period. The Company recognized approximately $22.1 million, $15.6 million, and $4.2 million in stock compensation expense, net of forfeitures, for fiscal years 2024, 2023, and 2022, respectively, with a corresponding increase to additional paid-in-capital. The Company recognized forfeitures of $0.8 million and $1.3 million for fiscal years 2024 and 2023, respectively. Stock compensation expense is included in Selling, general and administrative in the Consolidated Statements of Comprehensive Income. Assumptions made regarding forfeitures in determining the remaining unamortized share-based compensation are re-evaluated periodically.

Stock Options
The following table summarizes stock option activity:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Term (in years)
Stock options outstanding at December 30, 2023	28	$117.77	$3,940	7.4
Options granted	—	$—
Options exercised	(8)	$98.88
Options forfeited	—	$—
Stock options outstanding at December 28, 2024	20	$125.17	$3,266	6.6
Stock options exercisable at December 28, 2024	16	$120.97	$2,646	6.4
The total intrinsic value of stock options exercised was $2.0 million, $0.4 million, and $1.1 million for fiscal years 2024, 2023, and 2022, respectively. As of December 28, 2024, there was $40,000 of total unrecognized stock compensation expense related to non-vested stock options, which will be recognized over a weighted average period of approximately 0.2 years.
Restricted Stock Units
Restricted stock units are granted to employees and generally vest in equal annual amounts over a three year period. The fair value of restricted stock units is based on the closing price on the date of grant.
The following table summarizes activity related to restricted stock units:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at December 30, 2023	79	$146.03
Units granted	29	362.70
Units vested	(25)	158.76
Units forfeited	(8)	208.15
Nonvested restricted stock units at December 28, 2024	75	$220.38
As of December 28, 2024, total unrecognized compensation expense related to unvested restricted stock units was $10.9 million, which is expected to be recognized over a weighted-average period of 1.4 years. The weighted-average grant date fair value of restricted stock units granted was $362.70, $174.57, and $116.30 in fiscal years 2024, 2023, and 2022, respectively. The total fair value of restricted stock units that vested in fiscal years 2024, 2023, and 2022 was $4.0 million, $2.1 million, and $2.0 million, respectively.
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

The following table summarizes activity related to performance stock units:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested performance stock units at December 30, 2023	81	$151.03
Units granted (a)	33	$306.61
Units vested	(19)	$132.92
Units forfeited	(4)	$210.22
Nonvested performance stock units at December 28, 2024	91	$208.62

(a) Includes 9,000 incremental PSUs earned with respect to the PSUs granted in fiscal year 2021 and vested in fiscal year 2024 at greater than 100% of target based on performance.
As of December 28, 2024, total unrecognized compensation expense related to unvested PSUs was $18.7 million, which is expected to be recognized over a weighted average period of 0.9 years. The weighted-average grant date fair value of performance stock units granted was $306.61, $145.15, and $127.20 in fiscal years 2024, 2023, and 2022, respectively. The total fair value of performance stock units that vested in fiscal years 2024, 2023, and 2022 was $2.5 million, $3.1 million, and $1.7 million, respectively.

(16)	Restaurant Transactions
During fiscal year 2024, the Company completed the sale of seven company-owned restaurants in the New York market to a franchisee for aggregate proceeds of $4.0 million. In connection with the sale of the restaurants, the Company recorded a $1.0 million pre-tax gain on the sale of the related assets and liabilities, which was net of $31,000 reduction in goodwill. The net gain on these restaurant sales was recorded in Gain on sale of restaurants and other expense, net in the Consolidated Statements of Comprehensive Income as of December 28, 2024.
The Company acquired four restaurants from franchisees during the fiscal year ended December 28, 2024, and three restaurants from franchisees during each of the fiscal years ended December 30, 2023 and December 31, 2022. The total purchase prices are reflected in the table below and were all funded by cash flows from operations.
The following table summarizes the allocations of the purchase prices to the estimated fair values of assets acquired and liabilities assumed as a result of these acquisitions (in thousands):

	Fiscal Year
	December 28, 2024	December 30, 2023	December 31, 2022
Working capital	$44	$—	$17
Property and equipment	253	217	155
Reacquired franchise rights	6,710	5,330	2,000
Goodwill	7,041	5,285	5,637
Total purchase price	$14,048	$10,832	$7,809
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

(17)	Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the fiscal years 2024, 2023, and 2022 (in thousands):

	Fiscal Year
	December 28, 2024	December 30, 2023	December 31, 2022
Royalty revenue	$259,632	$186,455	$142,900
Advertising fees	217,630	157,138	119,011
Franchise fees	6,080	5,064	4,357
Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the current fiscal year was included in the deferred revenue balance as of December 30, 2023. Approximately $13.5 million and $9.3 million of deferred revenue as of December 28, 2024 and December 30, 2023, respectively, relates to restaurants that were not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.2 years. The Company did not have any material contract assets as of December 28, 2024.

(18)	Segment Information
In accordance with Segment Reporting, the Company uses the management approach for determining its reportable segments. The management approach is based upon the way that management reviews performance and allocates resources.
The Company has one reportable segment: restaurants. The restaurant segment sells food and beverage through its company-owned restaurants as well as collects royalties, franchise fees, and Ad Fund contributions from franchised restaurants. The restaurant segment derives revenue from both company-owned and franchised restaurants domestically and from franchised restaurants across 11 international countries and territories. The Company manages the business activities on a consolidated basis, as Wingstop restaurants all have similar customers, sell similar products, and have a similar process to sell those products. The measure of restaurant segment assets is reported as Total assets on the Consolidated Balance Sheets. The accounting policies of the restaurant segment are the same as those described in Note 1.
The Company’s chief operating decision-maker (the “CODM”) is its Chief Executive Officer. The Company measures segment profit using consolidated net income. The CODM uses consolidated net income in deciding whether to reinvest profits into the restaurant segment or into other parts of the Company, such as for acquisitions, share repurchases or to pay dividends. Components of consolidated net income, including SG&A, are used to monitor budget versus actual results in assessing performance of the segment.

Financial information for the Company’s reportable segment is as follows (in thousands):

	Fiscal Year
	December 28, 2024	December 30, 2023	December 31, 2022
Revenue:
Royalty revenue, franchise fees and other	$288,354	$207,077	$158,614
Advertising fees	217,630	157,138	119,011
Company-owned restaurant sales	119,823	95,840	79,896
Total revenue	625,807	460,055	357,521
Cost of sales:
Food, beverage and packaging costs	43,371	31,697	30,579
Labor	28,317	22,963	19,234
Other operating costs	23,025	18,314	15,380
Vendor rebates	(3,081)	(2,328)	(1,798)
Total cost of sales	91,632	70,646	63,395
Advertising expenses	233,306	166,583	123,069
Selling, general & administrative:
Transaction costs	316	—	310
Consulting fees	—	5,150	875
System implementation costs	1,713	—	—
Stock-based compensation expense	22,060	15,558	4,200
Other segment expense (1)	92,712	76,190	61,676
Total selling, general and administrative	116,801	96,898	67,061
Depreciation and amortization	19,490	13,239	10,899
(Gain) loss on disposal of assets	(1,038)	95	1,164
Interest expense, net	21,292	18,227	21,230
Loss on debt extinguishment and financing transactions	—	—	814
Other (income) expense	(2,866)	57	573
Income tax expense	38,473	24,135	16,369
Net income	$108,717	$70,175	$52,947
(1) Other segment expense consists primarily of corporate related items such as headcount-related expenses, office rent expense, and other overhead costs.