Form 10-Q
period 2025-03-29
Wingstop Inc.
filed 2025-04-30
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On April 29, 2025 there were 27,902,888 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	March 29, 2025	December 28, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$251,382	$315,910
Restricted cash	25,994	20,868
Accounts receivable, net	18,452	19,661
Prepaid expenses and other current assets	6,688	6,520
Advertising fund assets, restricted	21,740	32,659
Total current assets	324,256	395,618
Property and equipment, net	107,554	125,953
Operating lease assets	47,879	49,046
Goodwill	74,718	74,718
Trademarks	32,700	32,700
Investments	76,116	8,511
Other non-current assets	33,581	29,700
Total assets	$696,804	$716,246
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$7,904	$6,943
Current portion of operating lease liabilities	2,988	1,059
Other current liabilities	58,374	46,782
Advertising fund liabilities	21,740	32,659
Total current liabilities	91,006	87,443
Long-term debt, net	1,206,911	1,206,201
Operating lease liabilities	57,897	58,169
Deferred revenues, net of current	41,505	38,877
Deferred income tax liabilities, net	14,405	1,085
Other non-current liabilities	62	57
Total liabilities	1,411,786	1,391,832
Commitments and contingencies (see Note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 27,902,888 and 28,662,614 shares issued and outstanding as of March 29, 2025 and December 28, 2024, respectively	279	287
Additional paid-in-capital	1,291	1,568
Retained deficit	(719,310)	(676,940)
Accumulated other comprehensive loss	2,758	(501)
Total stockholders' deficit	(714,982)	(675,586)
Total liabilities and stockholders' deficit	$696,804	$716,246
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Revenue:
Royalty revenue, franchise fees and other	$78,775	$67,097
Advertising fees	62,272	50,149
Company-owned restaurant sales	30,047	28,543
Total revenue	171,094	145,789
Costs and expenses:
Cost of sales (1)	22,835	21,271
Advertising expenses	65,795	53,192
Selling, general and administrative	31,440	25,178
Depreciation and amortization	6,228	3,410
Loss on disposal of assets	6,535	—
Total costs and expenses	132,833	103,051
Operating income	38,261	42,738
Interest expense, net	8,910	4,544
Investment income, net	(93,839)	(303)
Income before income tax expense	123,190	38,497
Income tax expense	30,925	9,750
Net income	$92,265	$28,747

Earnings per share
Basic	$3.25	$0.98
Diluted	$3.24	$0.98

Other comprehensive income (loss)
Currency translation adjustment	$3,259	$(24)
Other comprehensive income (loss)	3,259	(24)
Comprehensive income	$95,524	$28,723

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirteen Weeks Ended March 30, 2024 and March 29, 2025
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 30, 2023	29,337,920	$293	$2,676	$(459,994)	$(341)	$(457,366)
Net income	—	—	—	28,747	—	28,747
Shares issued under stock plans	42,918	1	707	—	—	708
Tax payments for restricted stock upon vesting	(10,860)	—	—	(3,717)	—	(3,717)
Stock-based compensation expense, net of forfeitures	—	—	3,812	—	—	3,812
Dividends declared on common stock and equivalents	—	—	(6,277)	(262)	—	(6,539)
Currency translation adjustment	—	—	—	—	(24)	(24)
Balance at March 30, 2024	29,369,978	$294	$918	$(435,226)	$(365)	$(434,379)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 28, 2024	28,662,614	$287	$1,568	$(676,940)	$(501)	$(675,586)
Net income	—	—	—	92,265	—	92,265
Shares issued under stock plans	109,964	1	(1)	—	—	—
Purchases of common stock	(830,012)	(8)	(5,179)	(115,582)	—	(120,769)
Tax payments for restricted stock upon vesting	(39,678)	(1)	—	(11,596)	—	(11,597)
Stock-based compensation expense, net of forfeitures	—	—	5,312	—	—	5,312
Dividends declared on common stock and equivalents	—	—	(409)	(7,457)	—	(7,866)
Currency translation adjustment	—	—	—	—	3,259	3,259
Balance at March 29, 2025	27,902,888	$279	$1,291	$(719,310)	$2,758	$(714,982)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024

Operating activities
Net income	$92,265	$28,747
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,228	3,410
Deferred income taxes	13,320	1,913
Stock-based compensation expense	5,312	3,812
Loss on disposal of assets	6,535	—
Gain on sale of investment	(92,485)	—
Amortization of debt issuance costs	769	516
Changes in operating assets and liabilities:
Accounts receivable	1,209	(1,235)
Prepaid expenses and other assets	(8,269)	391
Advertising fund assets and liabilities, net	(15,223)	5,297
Accounts payable and other current liabilities	12,223	(127)
Deferred revenue	2,515	1,922
Other non-current liabilities	895	13
Cash provided by operating activities	25,294	44,659

Investing activities
Purchases of property and equipment	(8,022)	(11,158)
Proceeds from sales of assets	17,330	—
Payments for investments	(76,513)	(500)
Proceeds from sale of investments	107,700	—
Cash (used in) provided by investing activities	40,495	(11,658)

Financing activities
Proceeds from exercise of stock options	—	708
Purchases of common stock	(120,772)	—
Tax payments for restricted stock upon vesting	(11,597)	(3,717)
Dividends paid	(8,046)	(6,606)
Cash used in financing activities	(140,415)	(9,615)

Net increase in cash, cash equivalents, and restricted cash	(74,626)	23,386
Cash, cash equivalents, and restricted cash at beginning of period	359,574	119,676
Cash, cash equivalents, and restricted cash at end of period	$284,948	$143,062

Supplemental information:
Accrued capital expenditures	$6,689	$2,531

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation and Update to Significant Accounting Policies
Nature of operations. Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of March 29, 2025, the Company had a total of 2,689 restaurants system-wide. The Company’s restaurant base is approximately 98% franchised, with 2,638 franchised locations (including 388 restaurants in international locations and U.S. territories) and 51 company-owned restaurants as of March 29, 2025.
Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of March 29, 2025 and December 28, 2024, and operating results are for the thirteen weeks ended March 29, 2025 and March 30, 2024.
Certain prior period information on the Consolidated Balance Sheets have been reclassified to conform to the current presentation.
In the Company’s opinion, all necessary adjustments have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the “Annual Report”).
Fiscal year. The Company uses a 52- or 53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2025 and 2024 each have 52 weeks.
Cash, Cash Equivalents, and Restricted Cash. Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of March 29, 2025 and December 28, 2024 were as follows (in thousands):

	March 29, 2025	December 28, 2024
Cash and cash equivalents	$251,382	$315,910
Restricted cash	25,994	20,868
Restricted cash, included in Advertising fund assets, restricted	7,572	22,796
Total cash, cash equivalents, and restricted cash	$284,948	$359,574
Recently issued accounting pronouncements. We reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements. There have been no changes to the recently issued accounting pronouncements not yet adopted that were previously disclosed in the Annual Report.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Basic weighted average shares outstanding	28,385	29,349
Dilutive shares	124	129
Diluted weighted average shares outstanding	28,509	29,478
For the thirteen weeks ended March 29, 2025 and March 30, 2024, equity awards representing approximately 8,000 and 12,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Stockholders’ Deficit
Dividends
In connection with the Company’s regular dividend program, our Board of Directors declared a quarterly dividend of $0.27 per share of common stock in the first quarter of 2025, resulting in a total dividend payment of approximately $7.6 million.

Subsequent to the first quarter, on April 29, 2025, our Board of Directors declared a regular quarterly dividend of $0.27 per share of common stock for stockholders of record as of May 16, 2025. The regular quarterly dividend is to be paid on June 6, 2025, totaling approximately $7.5 million.
Share Repurchase Program
In August 2023, the Company initially announced a share repurchase program, authorizing the repurchase of up to $250.0 million of its outstanding shares of common stock. On December 5, 2024, the Company’s Board of Directors authorized the purchase of an additional $500.0 million of its outstanding shares of common stock under (collectively, the “Share Repurchase Program”), following the substantial completion of repurchases under the original share repurchase program.
On December 9, 2024, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution to repurchase $250.0 million of the Company’s common stock under its Share Repurchase Program. Pursuant to the terms of the ASR Agreement, the Company paid the financial institution $250.0 million and, on December 9, 2024, the Company received and retired 551,325 shares of its common stock. The final settlement under the ASR Agreement occurred on February 20, 2025, and the Company received and retired an additional 317,202 shares of common stock. In connection with the ASR Agreement, the Company received and retired a total of 868,527 shares of common stock at an average price of $287.84 per share. The total number of shares repurchased under the ASR Agreement was based on a daily volume-weighted average share price during the valuation period specified in the ASR Agreement, less a discount and subject to adjustments.
During the thirteen weeks ended March 29, 2025, in addition to the settlement of the ASR Agreement, the Company repurchased and retired 512,810 shares of its common stock at an average price of $233.54 per share. As of March 29, 2025, $191.3 million remained available under the Share Repurchase Program.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt and the investment in bonds issued by the Company’s United Kingdom master franchisee, Lemon Pepper Holdings Ltd. (“LPH”), are determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	March 29, 2025		December 28, 2024
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$472,800	$444,337	$472,800	$439,846
2022-1 Class A-2 Senior Secured Notes (1)	Level 2	$248,125	$233,709	$248,125	$230,905
2024-1 Class A-2 Senior Secured Notes (1)	Level 2	$500,000	$507,550	$500,000	$496,050
Investments in debt securities (2)	Level 3	$79,925	$79,925	$3,699	$4,560
(1) The fair value of the 2020-1, 2022-1, and 2024-1 Class A-2 Senior Secured Notes was estimated using available market information.
(2) The fair value approximates discounted cash flows using current market rates for debt investments with similar maturities and credit risk. Refer to Note 9 for additional information regarding the Company’s investments.
The Company also measures certain non-financial assets (primarily long-lived assets, intangible assets, and goodwill) at fair value on a non-recurring basis in connection with its periodic evaluations of such assets for potential impairment.
(5)    Income Taxes
Income tax expense and the effective tax rate were $30.9 million and 25.1%, respectively, for the thirteen weeks ended March 29, 2025, and $9.8 million and 25.3%, respectively, for the thirteen weeks ended March 30, 2024. The current period effective tax rate was comparable to the prior fiscal year period. The increase in total tax expense is primarily related to the increase in Investment income, net as a result of the gain on sale of our investment in LPH during the fiscal first quarter 2025.
(6)    Debt Obligations
Long-term debt consisted of the following components (in thousands):

	March 29, 2025	December 28, 2024
2020-1 Class A-2 Senior Secured Notes	$472,800	$472,800
2022-1 Class A-2 Senior Secured Notes	248,125	248,125
2024-1 Class A-2 Senior Secured Notes	500,000	500,000
Debt issuance costs, net of amortization	(14,014)	(14,724)
Total debt	1,206,911	1,206,201
The Company’s outstanding debt was issued by Wingstop Funding LLC, a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of Wingstop Inc. and consists of (i) Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Class A-2 Notes”), (ii) Series 2022-1 3.734% Fixed Rate Senior Secured Notes, Class A-2 (the “2022 Class A-2 Notes”), (iii) Series 2024-1 5.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2024 Class A-2 Notes”), and (iv) a revolving financing facility of Series 2022-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”), which permits borrowings of up to a maximum principal amount of $300 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit.
No borrowings were outstanding under the Variable Funding Notes as of March 29, 2025 and December 28, 2024.
As of March 29, 2025, the Company’s leverage ratio under the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and 2024 Class A-2 Notes was less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date, as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company elected to suspend payments, and the entire outstanding balance of $1.2 billion of the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The 2020 Class A-2 Notes, 2022 Class A-2 Notes, and 2024 Class A-2 Notes were issued in securitization transactions and are guaranteed by certain limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company and secured by a security interest in substantially all of their assets, including certain domestic and foreign revenue-generating assets, consisting principally of franchise-related agreements, intellectual property, and vendor rebate contracts.
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
(8)    Stock-Based Compensation
During the thirteen weeks ended March 29, 2025, the Company granted 45,791 restricted stock units (“RSUs”) to certain employees. The RSUs granted generally vest ratably over a three-year period subsequent to the grant date and had a weighted-average grant-date fair value of $223.59 per unit.
In addition, the Company granted 46,591 performance stock units (“PSUs”) to certain employees during the thirteen weeks ended March 29, 2025. Of the total PSUs granted, 41,510 PSUs are subject to a service condition and a performance vesting condition based on return on incremental invested capital (“ROIIC PSUs”). The ROIIC PSUs are generally eligible to cliff-vest approximately three years from the grant date, and the maximum vesting percentage that could be realized for each of the ROIIC PSUs is 250% based on the level of performance achieved for the awards. The remaining 5,081 PSUs granted are subject to a service condition and a performance vesting condition based on the number of net new restaurants opened over the performance period (“NNR PSUs”). The NNR PSUs vest ratably over a three-year period, and the maximum vesting percentage that could be realized for each of the NNR PSUs is 100% based on the level of performance achieved for the awards. The PSUs had a weighted-average grant-date fair value of $219.62 per unit. Total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.

Total compensation expense related to all share-based awards, net of forfeitures recognized, was $5.3 million and $3.8 million for the thirteen weeks ended March 29, 2025 and March 30, 2024, respectively, and was included in Selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Comprehensive Income.
(9)    Investments
In the first fiscal quarter of 2025, LPH, which is an unconsolidated equity method investment of the Company, completed a transaction to sell all its outstanding equity to a third party. The Company received proceeds of $107.7 million in the fiscal first quarter 2025 and recognized a gain of $97.2 million in “Investment income, net” on the Consolidated Statements of Comprehensive Income. The Company reinvested $75.4 million in the newly formed entity for an 18.75% non-controlling equity interest.
Substantially all of the reinvestment in the newly formed entity consisted of preference shares, which will be accounted for as held-to-maturity debt securities, recorded on an amortized cost basis. Interest income related to the securities will be recognized using the effective interest method in “Interest expense, net” on the Consolidated Statements of Comprehensive Income. The fair value of the debt securities approximates the current carrying value and was determined using Level 3 inputs. Held-to-maturity debt securities are evaluated for credit losses on a quarterly basis under the current expected credit loss (“CECL”) methodology with an allowance recorded in “Investments” on the Consolidated Balance Sheets for expected lifetime credit losses. When evaluating an investment for its current expected credit losses, the Company reviews factors such as credit ratings, term and macroeconomic trends, including current conditions and forecasts to the extent they are reasonable and supportable. In connection with the investment in preference shares during the fiscal first quarter 2025, the Company recorded a provision for credit losses of $4.7 million in “Investment income, net” on the Consolidated Statements of Comprehensive Income.
In addition, the Company received 18.75% of the outstanding common shares, which will be accounted for using the equity method of accounting, under which the Company’s share of the income of the investee will be recorded in “Investment income” on the Consolidated Statements of Comprehensive Income.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(10)    Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the thirteen weeks ended March 29, 2025 and March 30, 2024 (in thousands):

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Royalty revenue	$71,947	$61,192
Advertising fees and related income	62,272	50,149
Franchise fees	1,399	1,242

Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen weeks ended March 29, 2025 was included in the deferred revenue balance as of December 28, 2024. Approximately $13.7 million and $13.5 million of deferred revenue as of March 29, 2025 and December 28, 2024, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.4 years. The Company did not have any material contract assets as of March 29, 2025.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(11)     Segment Information
The Company has one reportable segment, and the measure of restaurant segment assets is reported as Total assets on the Consolidated Balance Sheets.
Financial information for the Company’s reportable segment is as follows (in thousands):

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Revenue:
Royalty revenue, franchise fees and other	$78,775	$67,097
Advertising fees	62,272	50,149
Company-owned restaurant sales	30,047	28,543
Total revenue	171,094	145,789
Cost of sales:
Food, beverage and packaging costs	11,241	9,903
Labor	7,153	6,675
Other operating costs	5,191	5,410
Vendor rebates	(750)	(717)
Total cost of sales	22,835	21,271
Advertising expenses	65,795	53,192
Selling, general & administrative:
Transaction costs	497	—
System implementation costs	1,311	—
Stock-based compensation expense	5,312	3,812
Other segment expense (1)	24,320	21,366
Total selling, general and administrative	31,440	25,178
Depreciation and amortization	6,228	3,410
Loss on disposal of assets	6,535	—
Interest expense, net	8,910	4,544
Investment income, net	(93,839)	(303)
Income tax expense	30,925	9,750
Net income	$92,265	$28,747
(1) Other segment expense consists primarily of corporate related items such as headcount-related expenses, office rent expense, and other overhead costs.
(12)    Subsequent Event
Subsequent to the end of the fiscal first quarter 2025, the Company acquired three existing restaurants from a franchisee. The total purchase price was $9.3 million, funded by cash on hand. The restaurant acquisitions are accounted for as a business combination. The Company is still determining the estimated fair value of assets acquired and liabilities assumed. The excess of the purchase price over the aggregate fair value of assets acquired will be allocated to goodwill. The results of operations of these locations will be included in our Consolidated Statements of Comprehensive Income as of the date of acquisition.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Wingstop Inc. (collectively with its direct and indirect subsidiaries on a consolidated basis, “Wingstop,” the “Company,” “we,” “our,” or “us”) should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (our “Annual Report”). The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Special Note Regarding Forward-Looking Statements,” below and “Risk Factors” beginning on page 11 of our Annual Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a 52- or 53-week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53-week year, which contains 14 weeks. Fiscal years 2025 and 2024 each contain 52 weeks.
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with over 2,650 locations worldwide. We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings, boneless wings, tenders, and chicken sandwiches, always cooked to order and hand-sauced-and-tossed in 12 bold, distinctive flavors.
The Company is primarily a franchisor, with approximately 98% of Wingstop’s restaurants currently owned and operated by independent franchisees. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating stockholder value through strong and consistent free cash flow and capital-efficient growth.
Highlights for the fiscal first quarter 2025 compared to the fiscal first quarter 2024:
•System-wide sales increased 15.7% to $1.3 billion;
•126 net new openings in the fiscal first quarter 2025;
•Domestic AUV increased to $2.1 million;
•Domestic same store sales increased 0.5%;
•Digital sales increased to 72.0% of system-wide sales;
•Total revenue increased 17.4% to $171.1 million;
•Net income increased 221.0% to $92.3 million, or $3.24 per diluted share;
•Adjusted net income and adjusted earnings per diluted share, both non-GAAP measures, was $28.3 million, or $0.99 per diluted share, comparable to the prior fiscal first quarter; and
•Adjusted EBITDA, a non-GAAP measure, increased 18.4% to $59.5 million.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Domestic Franchised Activity:
Beginning of period	2,154	1,877
Openings	96	47
Closures	—	—
Restaurants end of period	2,250	1,924

Domestic Company-Owned Activity:
Beginning of period	50	49
Openings	1	1
Closures	—	—
Restaurants end of period	51	50

Total Domestic Restaurants	2,301	1,974

International Franchised Activity (1):
Beginning of period	359	288
Openings	30	17
Closures	(1)	—
Restaurants end of period	388	305

Total System-wide Restaurants	2,689	2,279

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
 EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, net, income tax expense (benefit), and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, net, income tax expense (benefit), and depreciation and amortization, with further adjustments for losses on debt extinguishment and financing transactions, transaction costs, costs and fees associated with investments in our strategic initiatives, certain system implementation costs, gains and losses on non-recurring transactions, and stock-based compensation expense. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in methods of calculation. For a reconciliation of net income to EBITDA and Adjusted EBITDA and for further discussion of EBITDA and Adjusted EBITDA as non-GAAP measures and how we utilize them, see footnote 2 below.
Adjusted Net Income and Adjusted Earnings Per Diluted Share. We define Adjusted net income as net income adjusted for losses on debt extinguishment and financing transactions, transaction costs, costs and fees associated with investments in our strategic initiatives, gains and losses on non-recurring transactions, certain system implementation costs, and related tax adjustments that management believes are not indicative of the Company’s core operating results or business outlook over the long term. We define Adjusted earnings per diluted share as Adjusted net income divided by weighted average diluted share count. For a reconciliation of net income to Adjusted net income and for further discussion of Adjusted net income and Adjusted earnings per diluted share as non-GAAP measures and how we utilize them, see footnote 3 below.
The following table sets forth our key performance indicators for the thirteen weeks ended March 29, 2025 and March 30, 2024 (in thousands, except unit data):

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Number of system-wide restaurants open at end of period	2,689	2,279
System-wide sales (1)	$1,300,228	$1,123,607
Domestic restaurant AUV	$2,135	$1,918
Domestic same store sales growth	0.5%	21.6%
Company-owned domestic same store sales growth	1.4%	6.2%
Total revenue	$171,094	$145,789
Net income	$92,265	$28,747
Adjusted EBITDA (2)	$59,497	$50,263
Adjusted net income (3)	$28,316	$28,747

(1) The percentage of system-wide sales attributable to company-owned restaurants was 2.3% and 2.5% for the thirteen weeks ended March 29, 2025 and March 30, 2024, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only as performance measures and supplementally. As noted in the table below, Adjusted EBITDA includes adjustments for losses on debt extinguishment and financing transactions, transaction costs, costs and fees associated with investments in our strategic initiatives, certain system implementation costs, gains and losses on non-recurring transactions, and stock-based compensation expense. We believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our restaurants, and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management measure our core operating performance over time by removing items that are not related to day-to-day operations.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen weeks ended March 29, 2025 and March 30, 2024 (in thousands):

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Net income	$92,265	$28,747
Interest expense, net	8,910	4,544
Income tax expense	30,925	9,750
Depreciation and amortization	6,228	3,410
EBITDA	$138,328	$46,451
Additional adjustments:
Transaction costs (a)	497	—
Loss on disposal of building (b)	6,534	—
Gain on sale of investment (c)	(92,485)	—
System implementation costs (d)	1,311	—
Stock-based compensation expense (e)	5,312	3,812
Adjusted EBITDA	$59,497	$50,263

(a) Represents non-recurring transaction costs that are not part of our ongoing operations and were incurred to execute the sale and subsequent reinvestment of the Company’s unconsolidated equity method investment in LPH, the Company’s United Kingdom master franchisee, during the fiscal first quarter 2025; all transaction costs are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(b) Represents a non-recurring loss on sale of an office building during the fiscal first quarter 2025, which was included in Loss on disposal of assets on the Consolidated Statements of Comprehensive Income.
(c) Represents a non-recurring gain related to the sale of the Company’s unconsolidated equity method investment in LPH during the fiscal first quarter 2025, which was included in Investment income, net on the Consolidated Statements of Comprehensive Income. Refer to Note 9 in the Consolidated Financial Statements for additional information.
(d) System implementation costs represent non-recurring expenses incurred related to the development and implementation of new enterprise resource planning and human capital management technology, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(e) Includes non-cash, stock-based compensation, net of forfeitures.
(3) Adjusted net income and adjusted earnings per diluted share are supplemental measures of operating performance that do not represent and should not be considered alternatives to net income and earnings per share, as determined by GAAP. These measures have not been prepared in accordance with Article 11 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company believes the use of adjusted net income allows investors and analysts to better understand the results of the operations of the Company, by excluding certain items that have a disproportionate impact on the Company’s results for a particular period. Additionally, management believes adjusted net income and adjusted earnings per diluted share supplement GAAP measures and enable management to more effectively evaluate the Company’s performance period-over-period and relative to competitors.

The following table reconciles net income to Adjusted net income and calculates adjusted earnings per diluted share for the thirteen weeks ended March 29, 2025 and March 30, 2024 (in thousands):

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Numerator:
Net income	$92,265	$28,747
Adjustments:
Transaction costs (a)	497	—
Loss on disposal of building (b)	6,534	—
Gain on sale of investment (c)	(92,485)
System implementation costs (d)	1,311	—
Tax effect of adjustments (e)	20,194	—
Adjusted net income	$28,316	$28,747

Denominator:
Weighted-average shares outstanding - diluted	28,509	29,478

Adjusted earnings per diluted share	$0.99	$0.98

(a) Represents non-recurring transaction costs that are not part of our ongoing operations and were incurred to execute the sale and subsequent reinvestment of the Company’s unconsolidated equity method investment in LPH, the Company’s United Kingdom master franchisee, during the fiscal first quarter 2025; all transaction costs are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(b) Represents a non-recurring loss on sale of an office building during the fiscal first quarter 2025, which was included in Loss on disposal of assets on the Consolidated Statements of Comprehensive Income.
(c) Represents a non-recurring gain related to the sale of the Company’s unconsolidated equity method investment in LPH during the fiscal first quarter 2025, which was included in Investment income, net on the Consolidated Statements of Comprehensive Income. Refer to Note 9 in the Consolidated Financial Statements for additional information.
(d) System implementation costs represent non-recurring expenses incurred related to the development and implementation of new enterprise resource planning and human capital management technology, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(e) Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an assumed effective tax rate of 24% for the thirteen weeks ended March 29, 2025, which includes provisions for U.S. federal income taxes, and assumes the respective statutory rates for applicable state and local jurisdictions.

Results of Operations
Thirteen Weeks Ended March 29, 2025 compared to Thirteen Weeks Ended March 30, 2024
The following table sets forth our results of operations for the thirteen weeks ended March 29, 2025 and March 30, 2024 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	March 29, 2025	March 30, 2024	$	%
Revenue:
Royalty revenue, franchise fees and other	$78,775	$67,097	$11,678	17.4%
Advertising fees	62,272	50,149	12,123	24.2%
Company-owned restaurant sales	30,047	28,543	1,504	5.3%
Total revenue	171,094	145,789	25,305	17.4%
Costs and expenses:
Cost of sales (1)	22,835	21,271	1,564	7.4%
Advertising expenses	65,795	53,192	12,603	23.7%
Selling, general and administrative	31,440	25,178	6,262	24.9%
Depreciation and amortization	6,228	3,410	2,818	82.6%
Loss on disposal of assets	6,535	—	6,535	NM*
Total costs and expenses	132,833	103,051	29,782	28.9%
Operating income	38,261	42,738	(4,477)	(10.5)%
Interest expense, net	8,910	4,544	4,366	96.1%
Investment income, net	(93,839)	(303)	(93,536)	NM*
Income before income tax expense	123,190	38,497	84,693	220.0%
Income tax expense	30,925	9,750	21,175	217.2%
Net income	$92,265	$28,747	$63,518	221.0%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, but excludes depreciation and amortization, which are presented separately.
*Not meaningful.
Revenue
During the thirteen weeks ended March 29, 2025, total revenue was $171.1 million, an increase of $25.3 million, or 17.4%, compared to $145.8 million in the comparable period in 2024.

Royalty revenue, franchise fees and other increased $11.7 million, of which $10.0 million was due to net new franchise restaurant development, and $0.3 million was due to domestic same store sales growth of 0.5%. Other revenue increased by $0.8 million primarily due to an increase in vendor rebates compared to prior fiscal first quarter.

Advertising fees increased $12.1 million primarily due to a 15.7% increase in system-wide sales during the fiscal first quarter 2025. $5.6 million of the increase was due to an increase in the national advertising fund contribution rate to 5.5% from 5.0%, effective the first day of the fiscal first quarter 2025.

Company-owned restaurant sales increased $1.5 million, of which $0.5 million was related to company-owned same store sales growth of 1.4%, driven primarily by an increase in transactions, and $1.0 million was primarily related to company-owned restaurants opened and acquired since the prior fiscal first quarter.

Cost of sales
The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	March 29, 2025		March 30, 2024
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Food, beverage and packaging costs	$11,241	37.4%	$9,903	34.7%
Labor costs	7,153	23.8%	6,675	23.4%
Other restaurant operating expenses	5,191	17.3%	5,410	19.0%
Vendor rebates	(750)	(2.5)%	(717)	(2.5)%
Total cost of sales	$22,835	76.0%	$21,271	74.5%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 37.4% in the thirteen weeks ended March 29, 2025, compared to 34.7% in the comparable period in 2024. This increase was primarily due to a 13.2% increase in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 23.8% for the thirteen weeks ended March 29, 2025, which was comparable to 23.4% for the thirteen weeks ended March 30, 2024. The increase is primarily due to an increase in company-owned restaurant wages, partially offset by the sale of corporate restaurants in the New York market to an existing franchisee during the fiscal fourth quarter 2024.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 17.3% for the thirteen weeks ended March 29, 2025, compared to 19.0% for the thirteen weeks ended March 30, 2024. The decrease as a percentage of company-owned restaurant sales was primarily due to the sale of corporate restaurants in the New York market during the fiscal fourth quarter 2024, partially offset by an increase in the national advertising fund contribution rate to 5.5%, effective the first day of the fiscal first quarter 2025.
Advertising expenses
During the thirteen weeks ended March 29, 2025, advertising expenses were $65.8 million, an increase of $12.6 million compared to $53.2 million in the comparable period in 2024. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (“SG&A”)
During the thirteen weeks ended March 29, 2025, SG&A expense was $31.4 million, an increase of $6.3 million compared to $25.2 million in the comparable period in 2024. The increase in SG&A expense was driven by an increase in headcount related expenses, inclusive of stock-based compensation, of $4.8 million to support the growth in our business, as well as system implementation costs of $1.3 million during the fiscal first quarter 2025.
Depreciation and amortization
During the thirteen weeks ended March 29, 2025, depreciation and amortization was $6.2 million, an increase of $2.8 million compared to $3.4 million in the comparable period in 2024. The increase in depreciation and amortization was primarily due to depreciation expense for software assets placed in service during the fiscal second quarter 2024 that relate to the launch of our proprietary technology platform: MyWingstop.
Loss on disposal of assets, net
During the thirteen weeks ended March 29, 2025, loss on disposal of assets, net, was $6.5 million related to a loss on sale of an office building during the fiscal first quarter 2025.
Interest expense, net
During the thirteen weeks ended March 29, 2025, interest expense, net was $8.9 million, an increase of $4.4 million compared to $4.5 million of interest expense, net in the comparable period in 2024. The increase was primarily driven by $7.8 million in interest expense related to the securitized financing transaction completed on December 3, 2024, which increased our outstanding debt by $500 million, partially offset by additional interest income earned on our cash balances and interest earned on our investments, as compared to the prior year period.
Investment income, net
During the thirteen weeks ended March 29, 2025, investment income, net was $93.8 million, an increase of $93.5 million compared to $0.3 million in the comparable period in 2024. The increase was driven almost entirely by a gain recorded on the sale of the Company’s unconsolidated equity method investment in its United Kingdom franchisee during the fiscal first quarter 2025. See Note 9 of the Consolidated Financial Statements for further discussion.
Income tax expense
During the thirteen weeks ended March 29, 2025, we recognized income tax expense of $30.9 million, yielding an effective tax rate of 25.1%, comparable to an effective tax rate of 25.3% in the prior year period. The increase in total tax expense is primarily related to the increase in Investment income, net as a result of the gain on sale of our investment in LPH during the fiscal first quarter 2025.
Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and borrowings available under our securitized financing facility. Our primary requirements for liquidity and capital are working capital, general corporate needs, capital expenditures, income tax payments, debt service requirements, dividend payments, and the repurchase of shares of our common stock (if any). Historically, we have operated with minimal positive working capital or with negative working capital. We generally utilize available cash flows from operations to invest in our business, service our debt obligations, pay dividends, and repurchase shares of our common stock (if any). As of March 29, 2025, the Company had $251.4 million of cash and cash equivalents on its balance sheet.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility, including our Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
The following table shows summary cash flows information for the thirteen weeks ended March 29, 2025 and March 30, 2024 (in thousands):

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Net cash provided by (used in):
Operating activities	$25,294	$44,659
Investing activities	40,495	(11,658)
Financing activities	(140,415)	(9,615)
Net change in cash and cash equivalents	$(74,626)	$23,386
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
Net cash provided by operating activities was $25.3 million in the thirteen weeks ended March 29, 2025, a decrease of $19.4 million from net cash provided by operating activities of $44.7 million in the thirteen weeks ended March 30, 2024. The decrease is primarily related to changes in Ad Fund cash and cash equivalents, directly related to the timing of payments for expenses incurred for national advertising, as well as changes in working capital.
Investing activities. Our net cash provided by investing activities was $40.5 million in the thirteen weeks ended March 29, 2025, a change of $52.2 million from net cash used in investing activities of $11.7 million in the thirteen weeks ended March 30, 2024. The change is primarily due to proceeds from the sale of our non-controlling interest in LPH of $107.7 million offset by reinvestment in the newly formed entity of $75.4 million, as well as proceeds from the sale of an office building of $17.3 million.

Financing activities. Our net cash used in financing activities was $140.4 million in the thirteen weeks ended March 29, 2025, an increase of $130.8 million from net cash used in financing activities of $9.6 million in the thirteen weeks ended March 30, 2024. The increase is primarily related to $120.8 million in common stock repurchased under our share repurchase program as compared to the prior fiscal year period.
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
In addition to the 2024 Notes, the Company’s outstanding debt consists of its existing Series 2022-1 3.734% Fixed Rate Senior Secured Notes, Class A-2 (the “2022 Class A-2 Notes”) and Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Class A-2 Notes”).
During the fiscal first quarter of 2025, the Company continued to have a leverage ratio under the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and 2024 Class A-2 Notes of less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date, as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company elected to suspend payments, and the entire outstanding balance of the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026.
Dividends. We paid a quarterly cash dividend of $0.27 per share of common stock, resulting in an aggregate of $7.6 million during the thirteen weeks ended March 29, 2025. On April 29, 2025 the Company’s Board of Directors declared a dividend of $0.27 per share, to be paid on June 6, 2025 to stockholders of record as of May 16, 2025, totaling approximately $7.5 million.
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
Share Repurchase Program. On December 5, 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $500.0 million of its outstanding shares of common stock under its existing share repurchase program (the “Share Repurchase Program”). During the thirteen weeks ended March 29, 2025, the Company repurchased and retired 830,012 shares of its common stock at an average price of $257.40 per share, inclusive of common stock received as part of the final settlement under the ASR Agreement. As of March 29, 2025, $191.3 million remained available under the Share Repurchase Program. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Company’s Board of Directors.
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
•the impact on our business from unexpected events such as changes in trade relations and policies, including tariffs, retaliatory tariffs and other trade barriers, international conflict or war and related sanctions, acts of terrorism, civil unrest, epidemics and pandemics and severe weather;
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside of our control, including inflation as compared to the prior year period. Although we enter into arrangements in an effort to mitigate the price volatility of food costs, there are no established fixed price markets for fresh bone-in chicken wings, so we may be subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 20.8% and 18.3% of our company-owned restaurant cost of sales during the thirteen weeks ended March 29, 2025 and March 30, 2024, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.5 million during the thirteen weeks ended March 29, 2025. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $1.2 billion incurred under the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes as of March 29, 2025 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the Variable Funding Notes; however, the Company had no outstanding borrowings under its Variable Funding Notes as of March 29, 2025.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2025, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 29, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2024 - January 25, 2025	—	$—	—	$311,082,928
January 26, 2025 - February 22, 2025	458,480	277.85	458,480	277,573,001
February 23, 2025 - March 29, 2025	371,532	232.16	371,532	191,312,121
Total	830,012	$257.40	830,012	$191,312,121

(1) On December 9, 2024, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution to repurchase $250.0 million of the Company’s common stock. Pursuant to the terms of the ASR Agreement, the Company paid the financial institution $250.0 million and, on December 9, 2024, the Company received and retired 551,325 shares of its common stock. Final settlement of the ASR Agreement occurred on February 20, 2025, and the Company received and retired an additional 317,202 shares of common stock. In connection with the ASR Agreement, the Company received and retired a total of 868,527 shares of common stock at an average price of $287.84 per share. The total number of shares repurchased under the ASR Agreement was based on a daily volume-weighted average share price during the valuation period specified in the ASR Agreement, less a discount and subject to adjustments.
(2) On December 5, 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $500.0 million of its outstanding shares of common stock under its existing share repurchase program (inclusive of shares repurchased under the ASR Agreement, the “Share Repurchase Program”). The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Company’s Board of Directors.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the thirteen weeks ended March 29, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Wingstop Inc.
(Registrant)

Date:	April 30, 2025	By:	/s/ Michael J. Skipworth
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 30, 2025	By:	/s/ Alex R. Kaleida
Chief Financial Officer
(Principal Financial and Accounting Officer)