Form 10-Q
period 2025-06-28
Wingstop Inc.
filed 2025-07-30
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On July 29, 2025 there were 27,923,753 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	June 28, 2025	December 28, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$227,943	$315,910
Restricted cash	25,994	20,868
Accounts receivable, net	28,390	19,661
Prepaid expenses and other current assets	9,479	6,520
Advertising fund assets, restricted	21,034	32,659
Total current assets	312,840	395,618
Property and equipment, net	110,838	125,953
Operating lease assets	48,693	49,046
Goodwill	79,211	74,718
Trademarks	32,700	32,700
Investments	83,190	8,511
Other non-current assets	40,816	29,700
Total assets	$708,288	$716,246
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$3,300	$6,943
Current portion of operating lease liabilities	2,956	1,059
Other current liabilities	44,296	46,782
Advertising fund liabilities	21,034	32,659
Total current liabilities	71,586	87,443
Long-term debt, net	1,207,631	1,206,201
Operating lease liabilities	58,477	58,169
Deferred revenues, net of current	42,731	38,877
Deferred income tax liabilities, net	13,775	1,085
Other non-current liabilities	86	57
Total liabilities	1,394,286	1,391,832
Commitments and contingencies (see Note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 27,923,753 and 28,662,614 shares issued and outstanding as of June 28, 2025 and December 28, 2024, respectively	279	287
Additional paid-in-capital	3,791	1,568
Retained deficit	(697,557)	(676,940)
Accumulated other comprehensive income (loss)	7,489	(501)
Total stockholders' deficit	(685,998)	(675,586)
Total liabilities and stockholders' deficit	$708,288	$716,246
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue:
Royalty revenue, franchise fees and other	$79,889	$71,160	$158,664	$138,257
Advertising fees	61,962	54,654	124,234	104,803
Company-owned restaurant sales	32,478	29,885	62,525	58,428
Total revenue	174,329	155,699	345,423	301,488
Costs and expenses:
Cost of sales (1)	24,405	22,673	47,240	43,944
Advertising expenses	65,533	58,548	131,328	111,740
Selling, general and administrative	32,937	28,097	64,377	53,275
Depreciation and amortization	6,220	5,161	12,448	8,571
Loss on disposal of assets	—	—	6,535	—
Total costs and expenses	129,095	114,479	261,928	217,530
Operating income	45,234	41,220	83,495	83,958
Interest expense, net	8,469	5,200	17,379	9,744
Investment income, net	—	(471)	(93,839)	(774)
Income before income tax expense	36,765	36,491	159,955	74,988
Income tax expense	10,002	9,006	40,927	18,756
Net income	$26,763	$27,485	$119,028	$56,232

Earnings per share
Basic	$0.96	$0.94	$4.23	$1.92
Diluted	$0.96	$0.93	$4.21	$1.91

Other comprehensive income (loss)
Currency translation adjustment	$4,731	$(12)	$7,990	$(36)
Other comprehensive income (loss)	4,731	(12)	7,990	(36)
Comprehensive income	$31,494	$27,473	$127,018	$56,196

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Twenty-Six Weeks Ended June 29, 2024
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
Balance at December 30, 2023	29,337,920	$293	$2,676	$(459,994)	$(341)	$(457,366)
Net income	—	—	—	28,747	—	28,747
Shares issued under stock plans	42,918	1	707	—	—	708
Tax payments for restricted stock upon vesting	(10,860)	—	—	(3,717)	—	(3,717)
Stock-based compensation expense, net of forfeitures	—	—	3,812	—	—	3,812
Dividends declared on common stock and equivalents	—	—	(6,277)	(262)	—	(6,539)
Currency translation adjustment	—	—	—	—	(24)	(24)
Balance at March 30, 2024	29,369,978	294	918	(435,226)	(365)	(434,379)
Net income	—	—	—	27,485	—	27,485
Shares issued under stock plans	11,323	—	546	—	—	546
Purchases of common stock	(75,862)	(1)	(4,304)	(24,915)		(29,220)
Tax payments for restricted stock upon vesting	(1,038)	—	—	(401)	—	(401)
Stock-based compensation expense, net of forfeitures	—	—	4,926	—	—	4,926
Dividends declared on common stock and equivalents	—	—	(217)	(6,269)	—	(6,486)
Currency translation adjustment	—	—	—	—	(12)	(12)
Balance at June 29, 2024	29,304,401	$293	$1,869	$(439,326)	$(377)	$(437,541)

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Twenty-Six Weeks Ended June 28, 2025
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
Balance at December 28, 2024	28,662,614	$287	$1,568	$(676,940)	$(501)	$(675,586)
Net income	—	—	—	92,265	—	92,265
Shares issued under stock plans	109,964	1	(1)	—	—	—
Purchases of common stock	(830,012)	(8)	(5,179)	(115,582)	—	(120,769)
Tax payments for restricted stock upon vesting	(39,678)	(1)	—	(11,596)	—	(11,597)
Stock-based compensation expense, net of forfeitures	—	—	5,312	—	—	5,312
Dividends declared on common stock and equivalents	—	—	(409)	(7,457)	—	(7,866)
Currency translation adjustment	—	—	—	—	3,259	3,259
Balance at March 29, 2025	27,902,888	279	1,291	(719,310)	2,758	(714,982)
Net income	—	—	—	26,763	—	26,763
Shares issued under stock plans	28,298	—	855	—	—	855
Tax payments for restricted stock upon vesting	(7,433)	—	—	(2,002)	—	(2,002)
Stock-based compensation expense, net of forfeitures	—	—	6,217	—	—	6,217
Dividends declared on common stock and equivalents	—	—	(4,572)	(3,008)	—	(7,580)
Currency translation adjustment	—	—	—	—	4,731	4,731
Balance at June 28, 2025	27,923,753	$279	$3,791	$(697,557)	$7,489	$(685,998)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024

Operating activities
Net income	$119,028	$56,232
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,448	8,571
Deferred income taxes	12,690	905
Stock-based compensation expense	11,529	8,738
Loss on disposal of assets	6,535	—
Gain on sale of investment	(92,485)	—
Amortization of debt issuance costs	1,548	1,037
Changes in operating assets and liabilities:
Accounts receivable	(8,729)	(3,341)
Prepaid expenses and other assets	(17,148)	(3,040)
Advertising fund assets and liabilities, net	(17,519)	3,892
Accounts payable and other current liabilities	(716)	3,157
Deferred revenue	4,034	3,274
Other non-current liabilities	661	1,412
Cash provided by operating activities	31,876	80,837

Investing activities
Purchases of property and equipment	(22,381)	(21,459)
Acquisition of restaurants from franchisee	(9,221)	(3,292)
Proceeds from sales of assets	17,330	—
Payments for investments	(76,513)	(500)
Proceeds from sale of investments	107,700	—
Cash (used in) provided by investing activities	16,915	(25,251)

Financing activities
Proceeds from exercise of stock options	855	1,254
Purchases of common stock	(120,772)	(29,220)
Tax payments for restricted stock upon vesting	(13,599)	(4,118)
Dividends paid	(15,636)	(13,077)
Cash used in financing activities	(149,152)	(45,161)

Net change in cash, cash equivalents, and restricted cash	(100,361)	10,425
Cash, cash equivalents, and restricted cash at beginning of period	359,574	119,676
Cash, cash equivalents, and restricted cash at end of period	$259,213	$130,101

Supplemental information:
Accrued capital expenditures	$655	$3,946

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation and Update to Significant Accounting Policies
Nature of operations. Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of June 28, 2025, the Company had a total of 2,818 restaurants system-wide. The Company’s restaurant base is approximately 98% franchised, with 2,764 franchised locations (including 407 restaurants in international locations and U.S. territories) and 54 company-owned restaurants as of June 28, 2025.
Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of June 28, 2025 and December 28, 2024, and operating results are for the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024.
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
Cash, Cash Equivalents, and Restricted Cash. Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of June 28, 2025 and December 28, 2024 were as follows (in thousands):

	June 28, 2025	December 28, 2024
Cash and cash equivalents	$227,943	$315,910
Restricted cash	25,994	20,868
Restricted cash, included in Advertising fund assets, restricted	5,276	22,796
Total cash, cash equivalents, and restricted cash	$259,213	$359,574
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Basic weighted average shares outstanding	27,912	29,343	28,149	29,346
Dilutive shares	85	114	106	122
Diluted weighted average shares outstanding	27,997	29,457	28,255	29,468
We had approximately 15,000 shares pursuant to equity awards outstanding during the thirteen weeks ended June 28, 2025, and approximately 4,000 and 28,000 shares pursuant to equity awards outstanding during the twenty-six weeks ended June 28, 2025 and June 29, 2024, respectively, that were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive. No shares pursuant to equity awards were excluded from the dilutive earnings per share calculation during the thirteen weeks ended June 29, 2024.
(3)    Stockholders’ Deficit
Dividends
In connection with the Company’s regular dividend program, our Board of Directors declared a quarterly dividend of $0.27 per share of common stock in the second quarter of 2025, resulting in a total dividend payment of approximately $7.5 million.

Subsequent to the second quarter, on July 29, 2025, our Board of Directors declared a regular quarterly dividend of $0.30 per share of common stock for stockholders of record as of August 15, 2025. The regular quarterly dividend is to be paid on September 5, 2025, totaling approximately $8.4 million.
Share Repurchase Program
In August 2023, the Company announced a share repurchase program (the “Share Repurchase Program”), authorizing the repurchase of up to $250.0 million of its outstanding shares of common stock. On December 5, 2024, the Company’s Board of Directors authorized the purchase of an additional $500.0 million of its outstanding shares of common stock under the Share Repurchase Program.
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
During the twenty-six weeks ended June 28, 2025, in addition to the settlement of the ASR agreement, the Company repurchased and retired 512,810 shares of its common stock at an average price of $233.54 per share. As of June 28, 2025, $191.3 million remained available under the Share Repurchase Program.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 — Unobservable inputs reflecting management’s estimates and assumptions.
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt and the investment in debt securities of the Company’s United Kingdom master franchisee, Lemon Pepper Holdings Ltd. (“LPH”), are determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	June 28, 2025		December 28, 2024
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$472,800	$447,505	$472,800	$439,846
2022-1 Class A-2 Senior Secured Notes (1)	Level 2	$248,125	$233,535	$248,125	$230,905
2024-1 Class A-2 Senior Secured Notes (1)	Level 2	$500,000	$508,550	$500,000	$496,050
Investments in debt securities (2)	Level 3	$87,239	$87,239	$3,699	$4,560
(1) The fair values of the 2020-1, 2022-1, and 2024-1 Class A-2 Senior Secured Notes were estimated using available market information.
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
(5)    Income Taxes
Income tax expense and the effective tax rate were $10.0 million and 27.2%, respectively, for the thirteen weeks ended June 28, 2025, and $9.0 million and 24.7%, respectively, for the thirteen weeks ended June 29, 2024. Income tax expense and the effective tax rate were $40.9 million and 25.6%, respectively, for the twenty-six weeks ended June 28, 2025, and $18.8 million and 25.0%, respectively, for the twenty-six weeks ended June 29, 2024. The increase in the effective tax rate is primarily due to the impact of nondeductible expenses for executive compensation as compared to the prior year period. The increase in total tax expense for the twenty-six weeks ended June 28, 2025 is primarily related to the increase in Investment income, net as a result of the gain on sale of our investment in LPH during the fiscal first quarter 2025.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(6)    Debt Obligations
Long-term debt consisted of the following components (in thousands):

	June 28, 2025	December 28, 2024
2020-1 Class A-2 Senior Secured Notes	$472,800	$472,800
2022-1 Class A-2 Senior Secured Notes	248,125	248,125
2024-1 Class A-2 Senior Secured Notes	500,000	500,000
Debt issuance costs, net of amortization	(13,294)	(14,724)
Total debt	1,207,631	1,206,201
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
No borrowings were outstanding under the Variable Funding Notes as of June 28, 2025 and December 28, 2024.
As of June 28, 2025, the Company’s leverage ratio under the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes was less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date, as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company elected to suspend payments, and the entire outstanding balance of $1.2 billion of the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026.
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
(8)    Stock-Based Compensation
During the twenty-six weeks ended June 28, 2025, the Company granted 46,650 restricted stock units (“RSUs”) to certain employees. The RSUs granted generally vest ratably over a three-year period subsequent to the grant date and had a weighted-average grant-date fair value of $224.43 per unit.
In addition, the Company granted 46,591 performance stock units (“PSUs”) to certain employees during the twenty-six weeks ended June 28, 2025. Of the total PSUs granted, 41,510 PSUs are subject to a service condition and a performance vesting condition based on return on incremental invested capital (“ROIIC PSUs”). The ROIIC PSUs are generally eligible to cliff-vest approximately three years from the grant date, and the maximum vesting percentage that could be realized for each of the ROIIC PSUs is 250% based on the level of performance achieved for the awards. The remaining 5,081 PSUs granted are subject to a service condition and a performance vesting condition based on the number of net new restaurants opened over the performance period (“NNR PSUs”). The NNR PSUs vest ratably over a three-year period, and the maximum vesting percentage that could be realized for each of the NNR PSUs is 100% based on the level of performance achieved for the awards. The PSUs had a weighted-average grant-date fair value of $219.62 per unit. Total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Total compensation expense related to all share-based awards, net of forfeitures recognized, was $11.5 million and $8.7 million for the twenty-six weeks ended June 28, 2025 and June 29, 2024, respectively, and was included in Selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Comprehensive Income.
(9)    Investments
In the first fiscal quarter of 2025, LPH, which is an unconsolidated equity method investment of the Company, completed a transaction to sell all its outstanding equity to a third party. The Company received proceeds of $107.7 million in the fiscal first quarter 2025 and recognized a gain of $97.2 million in “Investment income, net” on the Consolidated Statements of Comprehensive Income. The Company reinvested $75.4 million in a newly formed entity for an 18.75% non-controlling equity interest.
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

(10)    Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Royalty revenue	$72,905	$64,201	$144,853	$125,393
Advertising fees and related income	61,962	54,654	124,234	104,803
Franchise fees	1,531	1,440	2,931	2,682

Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen and twenty-six weeks ended June 28, 2025 was included in the deferred revenue balance as of December 28, 2024. Approximately $12.7 million and $13.5 million of deferred revenue as of June 28, 2025 and December 28, 2024, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.5 years. The Company did not have any material contract assets as of June 28, 2025.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(11)    Acquisitions of Company-owned Restaurants
The Company acquired three existing restaurants from a franchisee during the twenty-six weeks ended June 28, 2025. The aggregate purchase price was $9.2 million and was funded by cash flow from operations. The following table summarizes the allocations of the purchase price to the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Purchase Price Allocation
Working capital	$36
Property and equipment	102
Reacquired franchise rights	4,590
Goodwill	4,493
Total purchase price	$9,221
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(12)     Segment Information
The Company has one reportable segment, and the measure of restaurant segment assets is reported as Total assets on the Consolidated Balance Sheets.
Financial information for the Company’s reportable segment is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue:
Royalty revenue, franchise fees and other	$79,889	$71,160	$158,664	$138,257
Advertising fees	61,962	54,654	124,234	104,803
Company-owned restaurant sales	32,478	29,885	62,525	58,428
Total revenue	174,329	155,699	345,423	301,488
Cost of sales:
Food, beverage and packaging costs	11,937	10,695	23,178	20,596
Labor	7,441	6,987	14,594	13,663
Other operating costs	5,821	5,757	11,012	11,167
Vendor rebates	(794)	(766)	(1,544)	(1,482)
Total cost of sales	24,405	22,673	47,240	43,944
Advertising expenses	65,533	58,548	131,328	111,740
Selling, general & administrative:
Transaction costs	—	—	497	—
System implementation costs	1,534	—	2,846	—
Stock-based compensation expense	6,217	4,926	11,529	8,738
Other segment expense (1)	25,186	23,171	49,505	44,537
Total selling, general and administrative	32,937	28,097	64,377	53,275
Depreciation and amortization	6,220	5,161	12,448	8,571
Loss on disposal of assets	—	—	6,535	—
Interest expense, net	8,469	5,200	17,379	9,744
Investment income, net	—	(471)	(93,839)	(774)
Income tax expense	10,002	9,006	40,927	18,756
Net income	$26,763	$27,485	$119,028	$56,232
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
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with over 2,800 locations worldwide. We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings, boneless wings, tenders, and chicken sandwiches, always cooked to order and hand-sauced-and-tossed in 12 bold, distinctive flavors.
The Company is primarily a franchisor, with approximately 98% of Wingstop’s restaurants currently owned and operated by independent franchisees. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating stockholder value through strong and consistent free cash flow and capital-efficient growth.
Highlights for the fiscal second quarter 2025 compared to the fiscal second quarter 2024:
•System-wide sales increased 13.9% to $1.3 billion;
•129 net new openings in the fiscal second quarter 2025;
•Domestic same store sales decreased 1.9%;
•Total revenue increased 12.0% to $174.3 million;
•Net income decreased 2.6% to $26.8 million, or $0.96 per diluted share;
•Adjusted net income and adjusted earnings per diluted share, both non-GAAP measures, increased 1.6% to $27.9 million, or $1.00 per diluted share; and
•Adjusted EBITDA, a non-GAAP measure, increased 14.3% to $59.2 million.
Highlights for the year-to-date second quarter of 2025 compared to the year-to-date second quarter of 2024:
•System-wide sales increased 14.8% to $2.6 billion;
•255 net new openings in the year-to-date second quarter of 2025;
•Domestic same store sales decreased 0.7%;
•Total revenue increased 14.6% to $345.4 million;
•Net income increased 111.7% to $119.0 million, or $4.21 per diluted share;
•Adjusted net income and adjusted earnings per diluted share, both non-GAAP measures, were $56.2 million, or $1.99 per diluted share; and
•Adjusted EBITDA, a non-GAAP measure, increased 16.3% to $118.7 million.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Domestic Franchised Activity:
Beginning of period	2,250	1,924	2,154	1,877
Openings	110	65	206	112
Closures	—	—	—	—
Acquired by Company	(3)	(1)	(3)	(1)
Restaurants end of period	2,357	1,988	2,357	1,988

Domestic Company-Owned Activity:
Beginning of period	51	50	50	49
Openings	1	1	2	2
Closures	(1)	—	(1)	—
Acquired by Company	3	1	3	1
Restaurants end of period	54	52	54	52

Total Domestic Restaurants	2,411	2,040	2,411	2,040

International Franchised Activity (1):
Beginning of period	388	305	359	288
Openings	21	10	51	27
Closures	(2)	(3)	(3)	(3)
Restaurants end of period	407	312	407	312

Total System-wide Restaurants	2,818	2,352	2,818	2,352

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
The following table sets forth our key performance indicators for the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024 (in thousands, except unit data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Number of system-wide restaurants open at end of period	2,818	2,352	2,818	2,352
System-wide sales (1)	$1,339,829	$1,175,910	$2,640,058	$2,299,518
Domestic restaurant AUV	$2,112	$2,032	$2,112	$2,032
Domestic same store sales growth	(1.9)%	28.7%	(0.7)%	25.1%
Company-owned domestic same store sales growth	3.6%	14.1%	2.5%	10.1%
Total revenue	$174,329	$155,699	$345,423	$301,488
Net income	$26,763	$27,485	$119,028	$56,232
Adjusted EBITDA (2)	$59,205	$51,778	$118,703	$102,041
Adjusted net income (3)	$27,929	$27,485	$56,246	$56,232

(1) The percentage of system-wide sales attributable to company-owned restaurants was 2.4% and 2.5% for the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$26,763	$27,485	$119,028	$56,232
Interest expense, net	8,469	5,200	17,379	9,744
Income tax expense	10,002	9,006	40,927	18,756
Depreciation and amortization	6,220	5,161	12,448	8,571
EBITDA	$51,454	$46,852	$189,782	$93,303
Additional adjustments:
Transaction costs (a)	—	—	497	—
Loss on disposal of building (b)	—	—	6,534	—
Gain on sale of investment (c)	—	—	(92,485)	—
System implementation costs (d)	1,534	—	2,846	—
Stock-based compensation expense (e)	6,217	4,926	11,529	8,738
Adjusted EBITDA	$59,205	$51,778	$118,703	$102,041

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
(b) Represents a non-recurring loss on the sale of an office building during the fiscal first quarter 2025, which was included in Loss on disposal of assets on the Consolidated Statements of Comprehensive Income.
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

The following table reconciles net income to Adjusted net income and calculates adjusted earnings per diluted share for the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator:
Net income	$26,763	$27,485	$119,028	$56,232
Adjustments:
Transaction costs (a)	—	—	497	—
Loss on disposal of building (b)	—	—	6,534	—
Gain on sale of investment (c)	—	—	(92,485)	—
System implementation costs (d)	1,534	—	2,846	—
Tax effect of adjustments (e)	(368)	—	19,826	—
Adjusted net income	$27,929	$27,485	$56,246	$56,232

Denominator:
Weighted-average shares outstanding - diluted	27,997	29,457	28,255	29,468

Adjusted earnings per diluted share	$1.00	$0.93	$1.99	$1.91

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
(b) Represents a non-recurring loss on the sale of an office building during the fiscal first quarter 2025, which was included in Loss on disposal of assets on the Consolidated Statements of Comprehensive Income.
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
(e) Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an assumed effective tax rate of 24% for the thirteen and twenty-six weeks ended June 28, 2025, which includes provisions for U.S. federal income taxes, and assumes the respective statutory rates for applicable state and local jurisdictions.

Results of Operations
Thirteen Weeks Ended June 28, 2025 compared to Thirteen Weeks Ended June 29, 2024
The following table sets forth our results of operations for the thirteen weeks ended June 28, 2025 and June 29, 2024 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	June 28, 2025	June 29, 2024	$	%
Revenue:
Royalty revenue, franchise fees and other	$79,889	$71,160	$8,729	12.3%
Advertising fees	61,962	54,654	7,308	13.4%
Company-owned restaurant sales	32,478	29,885	2,593	8.7%
Total revenue	174,329	155,699	18,630	12.0%
Costs and expenses:
Cost of sales (1)	24,405	22,673	1,732	7.6%
Advertising expenses	65,533	58,548	6,985	11.9%
Selling, general and administrative	32,937	28,097	4,840	17.2%
Depreciation and amortization	6,220	5,161	1,059	20.5%
Total costs and expenses	129,095	114,479	14,616	12.8%
Operating income	45,234	41,220	4,014	9.7%
Interest expense, net	8,469	5,200	3,269	62.9%
Investment income, net	—	(471)	471	—%
Income before income tax expense	36,765	36,491	274	0.8%
Income tax expense	10,002	9,006	996	11.1%
Net income	$26,763	$27,485	$(722)	(2.6)%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, but excludes depreciation and amortization, which are presented separately.
Revenue
During the thirteen weeks ended June 28, 2025, total revenue was $174.3 million, an increase of $18.6 million, or 12.0%, compared to $155.7 million in the comparable period in 2024.

Royalty revenue, franchise fees and other increased $8.7 million, of which $9.8 million was due to net new franchise restaurant development, partially offset by a decrease of $1.4 million due to a decline in domestic same store sales growth of 1.9%.

Advertising fees increased $7.3 million primarily due to a 13.9% increase in system-wide sales during the fiscal second quarter 2025. $2.3 million of the increase was due to an increase in the national advertising fund contribution rate to 5.5%, effective the first day of the fiscal first quarter 2025.

Company-owned restaurant sales increased $2.6 million, of which $1.8 million was related to company-owned same store sales growth of 3.6%, driven primarily by an increase in transactions, and $0.8 million was related to company-owned restaurants opened and acquired since the prior fiscal second quarter.

Cost of sales
The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	June 28, 2025		June 29, 2024
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Food, beverage and packaging costs	$11,937	36.8%	$10,695	35.8%
Labor costs	7,441	22.9%	6,987	23.4%
Other restaurant operating expenses	5,821	17.9%	5,757	19.3%
Vendor rebates	(794)	(2.4)%	(766)	(2.6)%
Total cost of sales	$24,405	75.2%	$22,673	75.9%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 36.8% in the thirteen weeks ended June 28, 2025, compared to 35.8% in the comparable period in 2024. This increase as a percentage of company-owned restaurant sales was primarily due to a shift in mix to bone-in from boneless products during the second fiscal quarter 2025, partially offset by a 6.0% decrease in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 22.9% for the thirteen weeks ended June 28, 2025, compared to 23.4% for the thirteen weeks ended June 29, 2024. The decrease as a percentage of company-owned restaurant sales was primarily due to sales leverage as a result of the sale of corporate restaurants in the New York market to an existing franchisee during the fiscal fourth quarter 2024, partially offset by an increase in company-owned restaurant wages.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 17.9% for the thirteen weeks ended June 28, 2025, compared to 19.3% for the thirteen weeks ended June 29, 2024. The decrease as a percentage of company-owned restaurant sales was primarily due to sales leverage as a result of the sale of corporate restaurants in the New York market to an existing franchisee during the fiscal fourth quarter 2024, partially offset by an increase in the national advertising fund contribution rate to 5.5%, effective the first day of the fiscal first quarter 2025.
Advertising expenses
During the thirteen weeks ended June 28, 2025, advertising expenses were $65.5 million, an increase of $7.0 million compared to $58.5 million in the comparable period in 2024. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (“SG&A”)
During the thirteen weeks ended June 28, 2025, SG&A expense was $32.9 million, an increase of $4.8 million compared to $28.1 million in the comparable period in 2024. The increase in SG&A expense was driven by an increase in headcount related expenses, inclusive of stock-based compensation, of $3.8 million to support the growth in our business and system implementation costs of $1.5 million during the fiscal second quarter 2025, partially offset by a decrease of $2.0 million in professional and other fees.
Depreciation and amortization
During the thirteen weeks ended June 28, 2025, depreciation and amortization was $6.2 million, an increase of $1.1 million compared to $5.2 million in the comparable period in 2024. The increase in depreciation and amortization was primarily due to capital expenditures related to our technology investments.
Interest expense, net
During the thirteen weeks ended June 28, 2025, interest expense, net was $8.5 million, an increase of $3.3 million compared to $5.2 million of interest expense, net in the comparable period in 2024. The increase was primarily driven by $7.3 million in interest expense related to the securitized financing transaction completed on December 3, 2024, which increased our outstanding debt by $500 million, partially offset by additional interest income earned on our cash balances, as compared to the prior year period.

Income tax expense
During the thirteen weeks ended June 28, 2025, we recognized income tax expense of $10.0 million, yielding an effective tax rate of 27.2%, comparable to an effective tax rate of 24.7% in the prior year period. The increase in the effective tax rate is primarily related to the impact of nondeductible expenses for executive compensation during the thirteen weeks ended June 28, 2025.

Twenty-Six Weeks Ended June 28, 2025 compared to Twenty-Six Weeks Ended June 29, 2024
The following table sets forth our results of operations for the twenty-six weeks ended June 28, 2025 and June 29, 2024 (dollars in thousands):

	Twenty-Six Weeks Ended		Increase / (Decrease)
	June 28, 2025	June 29, 2024	$	%
Revenue:
Royalty revenue, franchise fees and other	$158,664	$138,257	$20,407	14.8%
Advertising fees	124,234	104,803	19,431	18.5%
Company-owned restaurant sales	62,525	58,428	4,097	7.0%
Total revenue	345,423	301,488	43,935	14.6%
Costs and expenses:
Cost of sales (1)	47,240	43,944	3,296	7.5%
Advertising expenses	131,328	111,740	19,588	17.5%
Selling, general and administrative	64,377	53,275	11,102	20.8%
Depreciation and amortization	12,448	8,571	3,877	45.2%
Loss on disposal of assets	6,535	—	6,535	100.0%
Total costs and expenses	261,928	217,530	44,398	20.4%
Operating income	83,495	83,958	(463)	(0.6)%
Interest expense, net	17,379	9,744	7,635	78.4%
Investment income, net	(93,839)	(774)	(93,065)	NM*
Income before income tax expense	159,955	74,988	84,967	113.3%
Income tax expense	40,927	18,756	22,171	118.2%
Net income	$119,028	$56,232	$62,796	111.7%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
*Not meaningful.

Revenue
During the twenty-six weeks ended June 28, 2025, total revenue was $345.4 million, an increase of $43.9 million, or 14.6%, compared to $301.5 million in the comparable period in 2024.

Royalty revenue, franchise fees and other increased $20.4 million, of which $20.3 million was due to net new franchise restaurant development, partially offset by a decrease of $1.1 million due to a decline in domestic same store sales growth of 0.7%.

Advertising fees increased $19.4 million due to a 14.8% increase in system-wide sales during the twenty-six weeks ended June 28, 2025, and $7.9 million of the increase was due to an increase in the national advertising fund contribution rate to 5.5%, effective the first day of the fiscal first quarter 2025.

Company-owned restaurant sales increased $4.1 million, primarily due to company-owned same store sales growth of 2.5%, which was driven primarily by an increase in transactions.

Cost of sales
The table below presents the major components of cost of sales (dollars in thousands):

	Twenty-Six Weeks Ended
	June 28, 2025		June 29, 2024
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Food, beverage and packaging costs	$23,178	37.1%	$20,596	35.3%
Labor costs	14,594	23.3%	13,663	23.4%
Other restaurant operating expenses	11,012	17.6%	11,167	19.1%
Vendor rebates	(1,544)	(2.5)%	(1,482)	(2.5)%
Total cost of sales	$47,240	75.5%	$43,944	75.2%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 37.1% in the twenty-six weeks ended June 28, 2025, compared to 35.3% in the comparable period in 2024. The increase as a percentage of company-owned restaurant sales was primarily due to a shift in mix to bone-in from boneless products during the second fiscal quarter 2025, as well as a 2.6% increase in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 23.3% for the twenty-six weeks ended June 28, 2025, compared to 23.4% in the comparable period in 2024. The decrease as a percentage of company-owned restaurant sales was primarily due to sales leverage as a result of the sale of corporate restaurants in the New York market to an existing franchisee during the fiscal fourth quarter 2024, offset by an increase in company-owned restaurant wages.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 17.6% for the twenty-six weeks ended June 28, 2025, comparable to 19.1% in the prior fiscal year period in 2024. The decrease as a percentage of company-owned restaurant sales was primarily due to sales leverage as a result of the sale of corporate restaurants in the New York market to an existing franchisee during the fiscal fourth quarter 2024, partially offset by an increase in the national advertising fund contribution rate to 5.5%, effective the first day of the fiscal first quarter 2025.
Advertising expenses
During the twenty-six weeks ended June 28, 2025, advertising expenses were $131.3 million, an increase of $19.6 million compared to $111.7 million in the comparable period in 2024. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (SG&A)
During the twenty-six weeks ended June 28, 2025, SG&A expense was $64.4 million, an increase of $11.1 million compared to $53.3 million in the comparable period in 2024. The increase in SG&A expense was driven by an increase in headcount related expenses, inclusive of stock-based compensation, of $7.5 million to support the growth in our business, and an increase in consulting and other professional fees of $3.3 million associated with our strategic initiatives, which includes $2.8 million of system implementation costs.
Depreciation and amortization
During the twenty-six weeks ended June 28, 2025, depreciation and amortization was $12.4 million, an increase of $3.9 million compared to $8.6 million in the comparable period in 2024. The increase in depreciation and amortization was primarily due to capital expenditures related to our technology investments.
Interest expense, net
During the twenty-six weeks ended June 28, 2025, interest expense, net was $17.4 million, an increase of $7.6 million compared to $9.7 million of interest expense, net in the comparable period in 2024. The increase was primarily driven by $15.0 million in interest expense related to the securitized financing transaction completed on December 3, 2024, which increased our outstanding debt by $500 million, partially offset by additional interest income earned on our cash balances and interest earned on our investments as compared to the twenty-six weeks ended June 29, 2024.

Investment income, net
During the twenty-six weeks ended June 28, 2025, investment income, net was $93.8 million, an increase of $93.1 million compared to $0.8 million in the comparable period in 2024. The increase was driven almost entirely by a gain recorded on the sale of the Company’s unconsolidated equity method investment in its United Kingdom franchisee during the fiscal first quarter 2025.
Income tax expense
During the twenty-six weeks ended June 28, 2025, we recognized income tax expense of $40.9 million yielding an effective tax rate of 25.6%, which is comparable to an effective tax rate of 25.0% in the prior year period.
Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and borrowings available under our securitized financing facility. Our primary requirements for liquidity and capital are working capital, general corporate needs, capital expenditures, income tax payments, debt service requirements, dividend payments, and the repurchase of shares of our common stock (if any). Historically, we have operated with minimal positive working capital or with negative working capital. We generally utilize available cash flows from operations to invest in our business, service our debt obligations, pay dividends, and repurchase shares of our common stock (if any). As of June 28, 2025, the Company had $227.9 million of cash and cash equivalents on its balance sheet.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility, including our Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
The following table shows summary cash flows information for the twenty-six weeks ended June 28, 2025 and June 29, 2024 (in thousands):

	Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024
Net cash provided by (used in):
Operating activities	$31,876	$80,837
Investing activities	16,915	(25,251)
Financing activities	(149,152)	(45,161)
Net change in cash and cash equivalents	$(100,361)	$10,425
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
Net cash provided by operating activities was $31.9 million in the twenty-six weeks ended June 28, 2025, a decrease of $49.0 million from net cash provided by operating activities of $80.8 million in the twenty-six weeks ended June 29, 2024. The decrease is primarily related to changes in Ad Fund cash and cash equivalents, directly related to the timing of payments for expenses incurred for national advertising, as well as changes in working capital.
Investing activities. Our net cash provided by investing activities was $16.9 million in the twenty-six weeks ended June 28, 2025, a change of $42.2 million from net cash used in investing activities of $25.3 million in the twenty-six weeks ended June 29, 2024. The change is primarily due to proceeds from the sale of our non-controlling interest in LPH of $107.7 million offset by reinvestment in the newly formed entity of $75.4 million, as well as proceeds from the sale of an office building of $17.3 million.
Financing activities. Our net cash used in financing activities was $149.2 million in the twenty-six weeks ended June 28, 2025, an increase of $104.0 million from net cash used in financing activities of $45.2 million in the twenty-six weeks ended June 29, 2024. The increase is primarily related to an additional $90.8 million in common stock repurchased under our share repurchase program as compared to the prior fiscal year period.

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
During the fiscal second quarter of 2025, the Company continued to have a leverage ratio under the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and 2024 Class A-2 Notes of less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date, as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company elected to suspend payments, and the entire outstanding balance of the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026.
Dividends. We paid a quarterly cash dividend of $0.27 per share of common stock in each of the first two quarters of 2025, aggregating $15.1 million in the twenty-six weeks ended June 28, 2025. On July 29, 2025 the Company’s Board of Directors declared a dividend of $0.30 per share, to be paid on September 5, 2025 to stockholders of record as of August 15, 2025, totaling approximately $8.4 million.
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
Share Repurchase Program. On December 5, 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $500.0 million of its outstanding shares of common stock under its existing share repurchase program (the “Share Repurchase Program”). During the twenty-six weeks ended June 28, 2025, the Company repurchased and retired 830,012 shares of its common stock at an average price of $257.40 per share, inclusive of common stock received as part of the final settlement under an accelerated share repurchase agreement. As of June 28, 2025, $191.3 million remained available under the Share Repurchase Program. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Company’s Board of Directors.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside of our control, including inflation as compared to the prior year period. Although we enter into arrangements in an effort to mitigate the price volatility of food costs, there are no established fixed price markets for fresh bone-in chicken wings, so we may be subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 20.6% and 18.9% of our company-owned restaurant cost of sales during the twenty-six weeks ended June 28, 2025 and June 29, 2024, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $1.0 million during the twenty-six weeks ended June 28, 2025. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $1.2 billion incurred under the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes as of June 28, 2025 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the Variable Funding Notes; however, the Company had no outstanding borrowings under its Variable Funding Notes as of June 28, 2025.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2025, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 28, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In August 2023, the Company announced the Share Repurchase Program, authorizing the repurchase of up to $250.0 million of its outstanding shares of common stock. On December 5, 2024, the Company’s Board of Directors authorized the purchase of an additional $500.0 million of its outstanding shares of common stock under the Share Repurchase Program. No shares were repurchased under the Share Repurchase Program during the fiscal second quarter 2025. As of June 28, 2025, $191.3 million remained available under the Share Repurchase Program.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the thirteen weeks ended June 28, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits
Index to Exhibits

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of Wingstop Inc., as amended through May 22, 2025.
3.2
Amended and Restated Bylaws of Wingstop Inc., effective as of May 22, 2025, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37425) on May 23, 2025 and incorporated by reference herein.

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

Wingstop Inc.
(Registrant)

Date:	July 30, 2025	By:	/s/ Michael J. Skipworth
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 30, 2025	By:	/s/ Alex R. Kaleida
Chief Financial Officer
(Principal Financial and Accounting Officer)