Form 10-Q
period 2025-09-27
Wingstop Inc.
filed 2025-11-04
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On November 3, 2025 there were 27,786,854 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	September 27, 2025	December 28, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$237,640	$315,910
Restricted cash	25,994	20,868
Accounts receivable, net	19,420	19,661
Prepaid expenses and other current assets	14,674	6,520
Advertising fund assets, restricted	22,476	32,659
Total current assets	320,204	395,618
Property and equipment, net	116,838	125,953
Operating lease assets	48,665	49,046
Goodwill	79,211	74,718
Trademarks	32,700	32,700
Investments	83,764	8,511
Other non-current assets	39,651	29,700
Total assets	$721,033	$716,246
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$10,997	$6,943
Current portion of operating lease liabilities	2,955	1,059
Other current liabilities	42,549	46,782
Advertising fund liabilities	22,476	32,659
Total current liabilities	78,977	87,443
Long-term debt, net	1,208,358	1,206,201
Operating lease liabilities	58,318	58,169
Deferred revenues, net of current	46,722	38,877
Deferred income tax liabilities, net	31,160	1,085
Other non-current liabilities	114	57
Total liabilities	1,423,649	1,391,832
Commitments and contingencies (see Note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 27,786,742 and 28,662,614 shares issued and outstanding as of September 27, 2025 and December 28, 2024, respectively	278	287
Additional paid-in-capital	1,066	1,568
Retained deficit	(709,681)	(676,940)
Accumulated other comprehensive income (loss)	5,721	(501)
Total stockholders' deficit	(702,616)	(675,586)
Total liabilities and stockholders' deficit	$721,033	$716,246
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue:
Royalty revenue, franchise fees and other	$81,187	$74,395	$239,851	$212,652
Advertising fees	62,018	56,764	186,252	161,567
Company-owned restaurant sales	32,531	31,339	95,056	89,767
Total revenue	175,736	162,498	521,159	463,986
Costs and expenses:
Cost of sales (1)	24,342	24,367	71,582	68,311
Advertising expenses	65,541	60,965	196,869	172,705
Selling, general and administrative	30,659	32,294	95,036	85,569
Depreciation and amortization	6,233	5,054	18,681	13,625
Loss on disposal of assets	—	—	6,535	—
Total costs and expenses	126,775	122,680	388,703	340,210
Operating income	48,961	39,818	132,456	123,776
Interest expense, net	9,201	5,130	26,580	14,874
Investment (income) expense	128	(800)	(93,711)	(1,574)
Income before income tax expense	39,632	35,488	199,587	110,476
Income tax expense	11,154	9,756	52,081	28,512
Net income	$28,478	$25,732	$147,506	$81,964

Earnings per share
Basic	$1.02	$0.88	$5.26	$2.80
Diluted	$1.02	$0.88	$5.24	$2.78

Other comprehensive income (loss)
Currency translation adjustment	$(1,768)	$440	$6,222	$404
Other comprehensive income (loss)	(1,768)	440	6,222	404
Comprehensive income	$26,710	$26,172	$153,728	$82,368

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirty-Nine Weeks Ended September 28, 2024
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
Balance at December 30, 2023	29,337,920	$293	$2,676	$(459,994)	$(341)	$(457,366)
Net income	—	—	—	28,747		28,747
Shares issued under stock plans	42,918	1	707	—	—	708
Tax payments for restricted stock upon vesting	(10,860)	—	—	(3,717)	—	(3,717)
Stock-based compensation expense, net of forfeitures	—	—	3,812	—	—	3,812
Dividends declared on common stock and equivalents	—	—	(6,277)	(262)	—	(6,539)
Currency translation adjustment	—	—	—	—	(24)	(24)
Balance at March 30, 2024	29,369,978	294	918	(435,226)	(365)	(434,379)
Net income	—	—	—	27,485	—	27,485
Shares issued under stock plans	11,323	—	546	—	—	546
Purchases of common stock	(75,862)	(1)	(4,304)	(24,915)		(29,220)
Tax payments for restricted stock upon vesting	(1,038)	—	—	(401)	—	(401)
Stock-based compensation expense, net of forfeitures	—	—	4,926	—	—	4,926
Dividends declared on common stock and equivalents	—	—	(217)	(6,269)	—	(6,486)
Currency translation adjustment	—	—	—	—	(12)	(12)
Balance at June 29, 2024	29,304,401	$293	$1,869	$(439,326)	$(377)	$(437,541)
Net income	—	—	—	25,732	—	25,732
Shares issued under stock plans	1,850	—	—	—	—	—
Purchases of common stock	(93,617)	(1)	(7,307)	(27,887)	—	(35,195)
Tax payments for restricted stock upon vesting	(552)	—	—	(230)	—	(230)
Stock-based compensation expense, net of forfeitures	—	—	7,273	—	—	7,273
Dividends declared on common stock and equivalents	—	—	(320)	(7,625)	—	(7,945)
Currency translation adjustment	—	$—	$—	$—	$440	$440
Balance at September 28, 2024	29,212,082	$292	$1,515	$(449,336)	$63	$(447,466)

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirty-Nine Weeks Ended September 27, 2025
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
Balance at December 28, 2024	28,662,614	$287	$1,568	$(676,940)	$(501)	$(675,586)
Net income	—	—	—	92,265	—	92,265
Shares issued under stock plans	109,964	1	(1)	—	—	—
Purchases of common stock	(830,012)	(8)	(5,179)	(115,582)	—	(120,769)
Tax payments for restricted stock upon vesting	(39,678)	(1)	—	(11,596)	—	(11,597)
Stock-based compensation expense, net of forfeitures	—	—	5,312	—	—	5,312
Dividends declared on common stock and equivalents	—	—	(409)	(7,457)	—	(7,866)
Currency translation adjustment	—	—	—	—	3,259	3,259
Balance at March 29, 2025	27,902,888	279	1,291	(719,310)	2,758	(714,982)
Net income	—	—	—	26,763	—	26,763
Shares issued under stock plans	28,298	—	855	—	—	855
Tax payments for restricted stock upon vesting	(7,433)	—	—	(2,002)	—	(2,002)
Stock-based compensation expense, net of forfeitures	—	—	6,217	—	—	6,217
Dividends declared on common stock and equivalents	—	—	(4,572)	(3,008)	—	(7,580)
Currency translation adjustment	—	—	—	—	4,731	4,731
Balance at June 28, 2025	27,923,753	$279	$3,791	$(697,557)	$7,489	$(685,998)
Net income	—	—	—	28,478	—	28,478
Shares issued under stock plans	3,594	—	263	—	—	263
Purchases of common stock	(140,103)	(1)	(1,735)	(39,348)	—	(41,084)
Tax payments for restricted stock upon vesting	(502)	—	—	(155)	—	(155)
Stock-based compensation expense, net of forfeitures	—	—	6,072	—	—	6,072
Dividends declared on common stock and equivalents	—	—	(7,325)	(1,099)	—	(8,424)
Currency translation adjustment	—	—	—	—	(1,768)	(1,768)
Balance at September 27, 2025	27,786,742	$278	$1,066	$(709,681)	$5,721	$(702,616)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024

Operating activities
Net income	$147,506	$81,964
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,681	13,625
Deferred income taxes	30,075	(1,624)
Stock-based compensation expense	17,601	16,011
Loss on disposal of assets	6,535	—
Gain on sale of investment	(92,485)	—
Amortization of debt issuance costs	2,334	1,561
Changes in operating assets and liabilities:
Accounts receivable	241	(4,531)
Prepaid expenses and other assets	(19,874)	(9,159)
Advertising fund assets and liabilities net	(13,809)	17,718
Accounts payable and other current liabilities	(10,406)	22,097
Deferred revenue	8,821	7,227
Other non-current liabilities	530	4,979
Cash provided by operating activities	95,750	149,868

Investing activities
Purchases of property and equipment	(24,601)	(35,575)
Acquisition of restaurants from franchisee	(9,221)	(14,048)
Proceeds from sales of assets	17,330	—
Payments for investments	(76,513)	(500)
Proceeds from sale of investments	107,700	—
Cash (used in) provided by investing activities	14,695	(50,123)

Financing activities
Proceeds from exercise of stock options	1,118	1,254
Purchases of common stock	(160,746)	(64,210)
Tax payments for restricted stock upon vesting	(13,754)	(4,348)
Dividends paid	(24,017)	(20,981)
Cash used in financing activities	(197,399)	(88,285)

Net change in cash, cash equivalents, and restricted cash	(86,954)	11,460
Cash, cash equivalents, and restricted cash at beginning of period	359,574	119,676
Cash, cash equivalents, and restricted cash at end of period	$272,620	$131,136

Supplemental information:
Accrued capital expenditures	$9,579	$5,196

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation and Update to Significant Accounting Policies
Nature of operations. Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of September 27, 2025, the Company had a total of 2,932 restaurants system-wide. The Company’s restaurant base is approximately 98% franchised, with 2,877 franchised locations (including 427 restaurants in international locations and U.S. territories) and 55 company-owned restaurants as of September 27, 2025.
Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of September 27, 2025 and December 28, 2024, and operating results are for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024.
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
Cash, Cash Equivalents, and Restricted Cash. Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of September 27, 2025 and December 28, 2024 were as follows (in thousands):

	September 27, 2025	December 28, 2024
Cash and cash equivalents	$237,640	$315,910
Restricted cash	25,994	20,868
Restricted cash, included in Advertising fund assets, restricted	8,986	22,796
Total cash, cash equivalents, and restricted cash	$272,620	$359,574
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Basic weighted average shares outstanding	27,899	29,265	28,065	29,319
Dilutive shares	92	118	104	122
Diluted weighted average shares outstanding	27,991	29,383	28,169	29,441
For the thirteen and thirty-nine weeks ended September 27, 2025, equity awards representing approximately 1,000 and 2,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive. No equity awards were excluded from the dilutive earnings per share calculation for the thirteen and thirty-nine weeks ended September 28, 2024.
(3)    Stockholders’ Deficit
Dividends
In connection with the Company’s regular dividend program, our Board of Directors declared a quarterly dividend of $0.27 per share of common stock in each of the first two quarters of 2025, and a quarterly dividend of $0.30 per share of common stock in the third quarter of 2025, resulting in aggregate declared dividends of $23.5 million, or $0.84 per share of common stock, during the thirty-nine weeks ended September 27, 2025.

Subsequent to the third quarter, on November 3, 2025, our Board of Directors declared a regular quarterly dividend of $0.30 per share of common stock for stockholders of record as of November 21, 2025. The regular quarterly dividend is to be paid on December 12, 2025, totaling approximately $8.3 million.
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
During the thirty-nine weeks ended September 27, 2025, in addition to the settlement of the ASR agreement, the Company repurchased and retired 652,913 shares of its common stock at an average price of $244.64 per share. As of September 27, 2025, $151.3 million remained available under the Share Repurchase Program.
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
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Fair value of debt and the investment in debt securities of the Company’s United Kingdom master franchisee, Lemon Pepper Holdings Ltd. (“LPH”), are determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	September 27, 2025		December 28, 2024
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$472,800	$456,488	$472,800	$439,846
2022-1 Class A-2 Senior Secured Notes (1)	Level 2	$248,125	$238,150	$248,125	$230,905
2024-1 Class A-2 Senior Secured Notes (1)	Level 2	$500,000	$511,850	$500,000	$496,050
Investments in debt securities (2)	Level 3	$87,636	$87,636	$3,699	$4,560
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
(5)    Income Taxes
Income tax expense and the effective tax rate were $11.2 million and 28.1%, respectively, for the thirteen weeks ended September 27, 2025, and $9.8 million and 27.5%, respectively, for the thirteen weeks ended September 28, 2024. Income tax expense and the effective tax rate were $52.1 million and 26.1%, respectively, for the thirty-nine weeks ended September 27, 2025, and $28.5 million and 25.8%, respectively, for the thirty-nine weeks ended September 28, 2024. The increase in the effective tax rate is primarily due to the impact of nondeductible expenses for executive compensation as compared to the prior year period. The increase in total tax expense for the thirty-nine weeks ended September 27, 2025 is primarily related to the increase in Investment income, net as a result of the gain on sale of our investment in LPH during the fiscal first quarter 2025.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(6)    Debt Obligations
Long-term debt consisted of the following components (in thousands):

	September 27, 2025	December 28, 2024
2020-1 Class A-2 Senior Secured Notes	$472,800	$472,800
2022-1 Class A-2 Senior Secured Notes	248,125	248,125
2024-1 Class A-2 Senior Secured Notes	500,000	500,000
Debt issuance costs, net of amortization	(12,567)	(14,724)
Total debt	1,208,358	1,206,201
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
No borrowings were outstanding under the Variable Funding Notes as of September 27, 2025 and December 28, 2024.
As of September 27, 2025, the Company’s leverage ratio under the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes was less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date, as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company elected to suspend payments, and the entire outstanding balance of $1.2 billion of the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026.
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
(8)    Stock-Based Compensation
During the thirty-nine weeks ended September 27, 2025, the Company granted 94,093 restricted stock units (“RSUs”) to certain employees. The RSUs granted generally vest ratably over a three-year period subsequent to the grant date and had a weighted-average grant-date fair value of $250.59 per unit.
In addition, the Company granted 92,096 performance stock units (“PSUs”) to certain employees during the thirty-nine weeks ended September 27, 2025. Of the total PSUs granted, 41,510 PSUs are subject to a service condition and a performance vesting condition based on return on incremental invested capital (“ROIIC PSUs”). The ROIIC PSUs are generally eligible to cliff-vest approximately three years from the grant date, and the maximum vesting percentage that could be realized for each of the ROIIC PSUs is 250% based on the level of performance achieved for the awards. Additionally, 45,505 PSUs are subject to a service condition and a performance vesting condition based on system-wide sales (“SWS PSUs”). The SWS PSUs are generally eligible to cliff-vest approximately five years from the grant date, and the maximum vesting percentage that could be realized for each of the SWS PSUs is 100% based on the level of performance achieved for the awards. The remaining 5,081 PSUs granted are subject to a service condition and a performance vesting condition based on the number of net new restaurants opened over the performance period (“NNR PSUs”). The NNR PSUs vest ratably over a three-year period, and the maximum vesting percentage that could be realized for each of the NNR PSUs is 100% based on the level of performance achieved for the

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
awards. The PSUs had a weighted-average grant-date fair value of $246.84 per unit. Total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.

Total compensation expense related to all share-based awards, net of forfeitures recognized, was $17.6 million and $16.0 million for the thirty-nine weeks ended September 27, 2025 and September 28, 2024, respectively, and was included in Selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Comprehensive Income.
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
(10)    Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Royalty revenue	$73,908	$66,952	$218,760	$192,344
Advertising fees and related income	62,018	56,764	186,252	161,567
Franchise fees	1,745	1,419	4,676	4,101

Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen and thirty-nine weeks ended September 27, 2025 was included in the deferred revenue balance as of December 28, 2024. Approximately $13.6 million and $13.5 million of deferred revenue as of September 27, 2025 and December 28, 2024, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.7 years. The Company did not have any material contract assets as of September 27, 2025.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(11)    Acquisitions of Company-owned Restaurants
The Company acquired three existing restaurants from a franchisee during the thirty-nine weeks ended September 27, 2025. The aggregate purchase price was $9.2 million and was funded by cash flow from operations. The following table summarizes the allocations of the purchase price to the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

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
Subsequent to the end of the fiscal third quarter 2025, the Company acquired two existing restaurants from a franchisee. The total purchase price was $9.3 million, funded by cash on hand. The restaurant acquisitions are accounted for as a business combination. The Company is still determining the estimated fair value of assets acquired and liabilities assumed. The excess of the purchase price over the aggregate fair value of assets acquired will be allocated to goodwill. The results of operations of these locations will be included in our Consolidated Statements of Comprehensive Income as of the date of acquisition.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(12)     Segment Information
The Company has one reportable segment, and the measure of restaurant segment assets is reported as Total assets on the Consolidated Balance Sheets.
Financial information for the Company’s reportable segment is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue:
Royalty revenue, franchise fees and other	$81,187	$74,395	$239,851	$212,652
Advertising fees	62,018	56,764	186,252	161,567
Company-owned restaurant sales	32,531	31,339	95,056	89,767
Total revenue	175,736	162,498	521,159	463,986
Cost of sales:
Food, beverage and packaging costs	11,782	11,590	34,960	32,186
Labor	7,502	7,355	22,096	21,017
Other operating costs	5,828	6,270	16,840	17,438
Vendor rebates	(770)	(848)	(2,314)	(2,330)
Total cost of sales	24,342	24,367	71,582	68,311
Advertising expenses	65,541	60,965	196,869	172,705
Selling, general & administrative:
Transaction costs	—	—	497	—
System implementation costs	2,063	727	4,909	727
Amortization of capitalized system implementation costs	457	—	457	—
Stock-based compensation expense	6,072	7,273	17,601	16,011
Other segment expense (1)	22,067	24,294	71,572	68,831
Total selling, general and administrative	30,659	32,294	95,036	85,569
Depreciation and amortization	6,233	5,054	18,681	13,625
Loss on disposal of assets	—	—	6,535	—
Interest expense, net	9,201	5,130	26,580	14,874
Loss on debt extinguishment and financing transactions	—	—	—	—
Investment (income) expense	128	(800)	(93,711)	(1,574)
Income tax expense	11,154	9,756	52,081	28,512
Net income	$28,478	$25,732	$147,506	$81,964
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
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with over 2,900 locations worldwide. We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings, boneless wings, tenders, and chicken sandwiches, always cooked to order and hand-sauced-and-tossed in 12 bold, distinctive flavors.
The Company is primarily a franchisor, with approximately 98% of Wingstop’s restaurants currently owned and operated by independent franchisees. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating stockholder value through strong and consistent free cash flow and capital-efficient growth.
Highlights for the fiscal third quarter 2025 compared to the fiscal third quarter 2024:
•System-wide sales increased 10.0% to $1.4 billion;
•114 net new openings in the fiscal third quarter 2025;
•Domestic same store sales decreased 5.6%;
•Total revenue increased 8.1% to $175.7 million;
•Net income increased 10.7% to $28.5 million, or $1.02 per diluted share;
•Adjusted net income and adjusted earnings per diluted share, both non-GAAP measures, increased 15.6% to $30.4 million, or $1.09 per diluted share; and
•Adjusted EBITDA, a non-GAAP measure, increased 18.6% to $63.7 million.
Highlights for the year-to-date third quarter of 2025 compared to the year-to-date third quarter of 2024:
•System-wide sales increased 13.1% to $4.0 billion;
•369 net new openings in the year-to-date third quarter of 2025;
•Domestic same store sales decreased 2.4%;
•Total revenue increased 12.3% to $521.2 million;
•Net income increased 80.0% to $147.5 million, or $5.24 per diluted share;
•Adjusted net income and adjusted earnings per diluted share, both non-GAAP measures, were $86.6 million, or $3.08 per diluted share; and
•Adjusted EBITDA, a non-GAAP measure, increased 17.1% to $182.4 million.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Domestic Franchised Activity:
Beginning of period	2,357	1,988	2,154	1,877
Openings	93	79	299	191
Closures	—	—	—	—
Acquired by Company	—	(3)	(3)	(4)
Restaurants end of period	2,450	2,064	2,450	2,064

Domestic Company-Owned Activity:
Beginning of period	54	52	50	49
Openings	1	1	3	3
Closures	—	—	(1)	—
Acquired by Company	—	3	3	4
Restaurants end of period	55	56	55	56

Total Domestic Restaurants	2,505	2,120	2,505	2,120

International Franchised Activity (1):
Beginning of period	407	312	359	288
Openings	22	28	73	55
Closures	(2)	(2)	(5)	(5)
Restaurants end of period	427	338	427	338

Total System-wide Restaurants	2,932	2,458	2,932	2,458

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
The following table sets forth our key performance indicators for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024 (in thousands, except unit data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Number of system-wide restaurants open at end of period	2,932	2,458	2,932	2,458
System-wide sales (1)	$1,356,361	$1,233,373	$3,996,419	$3,532,891
Domestic restaurant AUV	$2,061	$2,116	$2,061	$2,116
Domestic same store sales growth	(5.6)%	20.9%	(2.4)%	23.6%
Company-owned domestic same store sales growth	3.8%	7.3%	3.0%	9.1%
Total revenue	$175,736	$162,498	$521,159	$463,986
Net income	$28,478	$25,732	$147,506	$81,964
Adjusted EBITDA (2)	$63,658	$53,672	$182,361	$155,713
Adjusted net income (3)	$30,393	$26,285	$86,639	$82,517

(1) The percentage of system-wide sales attributable to company-owned restaurants was 2.4% and 2.5% for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$28,478	$25,732	$147,506	$81,964
Interest expense, net	9,201	5,130	26,580	14,874
Income tax expense	11,154	9,756	52,081	28,512
Depreciation and amortization	6,233	5,054	18,681	13,625
EBITDA	$55,066	$45,672	$244,848	$138,975
Additional adjustments:
Transaction costs (a)	—	—	497	—
Loss on disposal of building (b)	—	—	6,534	—
Gain on sale of investment (c)	—	—	(92,485)	—
System implementation costs (d)	2,063	727	4,909	727
Amortization of capitalized system implementation costs (e)	457	—	457	—
Stock-based compensation expense (f)	6,072	7,273	17,601	16,011
Adjusted EBITDA	$63,658	$53,672	$182,361	$155,713

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
(d) System implementation costs represent non-recurring expenses incurred related to the development and implementation of new enterprise resource planning, human capital management, and global development technology, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(e) Represents amortization associated with capitalized cloud computing costs related to our system implementation, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(f) Includes non-cash, stock-based compensation, net of forfeitures.
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

The following table reconciles net income to Adjusted net income and calculates adjusted earnings per diluted share for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator:
Net income	$28,478	$25,732	$147,506	$81,964
Adjustments:
Transaction costs (a)	—	—	497	—
Loss on disposal of building (b)	—	—	6,534	—
Gain on sale of investment (c)	—	—	(92,485)	—
System implementation costs (d)	2,063	727	4,909	727
Amortization of capitalized system implementation costs (e)	457	—	457	—
Tax effect of adjustments (f)	(605)	(174)	19,221	(174)
Adjusted net income	$30,393	$26,285	$86,639	$82,517

Denominator:
Weighted-average shares outstanding - diluted	27,991	29,383	28,169	29,441

Adjusted earnings per diluted share	$1.09	$0.89	$3.08	$2.80

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
(d) System implementation costs represent non-recurring expenses incurred related to the development and implementation of new enterprise resource planning, human capital management, and global development technology, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(e) Represents amortization associated with capitalized cloud computing costs related to our system implementation, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(f) Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an assumed effective tax rate of 24% for the thirteen and thirty-nine weeks ended September 27, 2025, which includes provisions for U.S. federal income taxes, and assumes the respective statutory rates for applicable state and local jurisdictions.

Results of Operations
Thirteen Weeks Ended September 27, 2025 compared to Thirteen Weeks Ended September 28, 2024
The following table sets forth our results of operations for the thirteen weeks ended September 27, 2025 and September 28, 2024 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	September 27, 2025	September 28, 2024	$	%
Revenue:
Royalty revenue, franchise fees and other	$81,187	$74,395	$6,792	9.1%
Advertising fees	62,018	56,764	5,254	9.3%
Company-owned restaurant sales	32,531	31,339	1,192	3.8%
Total revenue	175,736	162,498	13,238	8.1%
Costs and expenses:
Cost of sales (1)	24,342	24,367	(25)	(0.1)%
Advertising expenses	65,541	60,965	4,576	7.5%
Selling, general and administrative	30,659	32,294	(1,635)	(5.1)%
Depreciation and amortization	6,233	5,054	1,179	23.3%
Total costs and expenses	126,775	122,680	4,095	3.3%
Operating income	48,961	39,818	9,143	23.0%
Interest expense, net	9,201	5,130	4,071	79.4%
Investment (income) expense	128	(800)	928	(116.0)%
Income before income tax expense	39,632	35,488	4,144	11.7%
Income tax expense	11,154	9,756	1,398	14.3%
Net income	$28,478	$25,732	$2,746	10.7%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, but excludes depreciation and amortization, which are presented separately.
Revenue
During the thirteen weeks ended September 27, 2025, total revenue was $175.7 million, an increase of $13.2 million, or 8.1%, compared to $162.5 million in the comparable period in 2024.

Royalty revenue, franchise fees and other increased $6.8 million, of which $10.6 million was due to net new franchise restaurant development, partially offset by a decrease of $3.6 million due to a decline in domestic same store sales growth of 5.6%.

Advertising fees increased $5.3 million primarily due to a 10.0% increase in system-wide sales during the fiscal third quarter 2025. $2.3 million of the increase was due to an increase in the national advertising fund contribution rate to 5.5%, effective the first day of the fiscal first quarter 2025.

Company-owned restaurant sales increased $1.2 million, primarily due to company-owned same store sales growth of 3.8%, driven primarily by an increase in transactions.

Cost of sales
The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	September 27, 2025		September 28, 2024
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Food, beverage and packaging costs	$11,782	36.2%	$11,590	37.0%
Labor costs	7,502	23.1%	7,355	23.5%
Other restaurant operating expenses	5,828	17.9%	6,270	20.0%
Vendor rebates	(770)	(2.4)%	(848)	(2.7)%
Total cost of sales	$24,342	74.8%	$24,367	77.8%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 36.2% in the thirteen weeks ended September 27, 2025, compared to 37.0% in the comparable period in 2024. This decrease as a percentage of company-owned restaurant sales was primarily due to a 15.9% decrease in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 23.1% for the thirteen weeks ended September 27, 2025, compared to 23.5% for the thirteen weeks ended September 28, 2024. The decrease as a percentage of company-owned restaurant sales was primarily due to sales leverage as a result of the sale of corporate restaurants in the New York market to an existing franchisee during the fiscal fourth quarter 2024.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 17.9% for the thirteen weeks ended September 27, 2025, compared to 20.0% for the thirteen weeks ended September 28, 2024. The decrease as a percentage of company-owned restaurant sales was primarily due to sales leverage as a result of the sale of corporate restaurants in the New York market to an existing franchisee during the fiscal fourth quarter 2024, partially offset by an increase in the national advertising fund contribution rate to 5.5%, effective the first day of the fiscal first quarter 2025.
Advertising expenses
During the thirteen weeks ended September 27, 2025, advertising expenses were $65.5 million, an increase of $4.6 million compared to $61.0 million in the comparable period in 2024. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (“SG&A”)
During the thirteen weeks ended September 27, 2025, SG&A expense was $30.7 million, a decrease of $1.6 million compared to $32.3 million in the comparable period in 2024. The decrease in SG&A expense was driven by a decrease in headcount-related expenses, inclusive of stock-based compensation, of $3.2 million, partially offset by system implementation costs of $2.1 million during the fiscal third quarter 2025.
Depreciation and amortization
During the thirteen weeks ended September 27, 2025, depreciation and amortization was $6.2 million, an increase of $1.2 million compared to $5.1 million in the comparable period in 2024. The increase in depreciation and amortization was primarily due to capital expenditures related to our technology investments.
Interest expense, net
During the thirteen weeks ended September 27, 2025, interest expense, net was $9.2 million, an increase of $4.1 million compared to $5.1 million of interest expense, net in the comparable period in 2024. The increase was primarily driven by $7.3 million in interest expense related to the securitized financing transaction completed on December 3, 2024, which increased our outstanding debt by $500 million, partially offset by additional interest income earned on our cash balances, as compared to the prior year period.

Income tax expense
During the thirteen weeks ended September 27, 2025, we recognized income tax expense of $11.2 million, yielding an effective tax rate of 28.1%, compared to an effective tax rate of 27.5% in the prior year period. The increase in the effective tax rate is primarily related to the impact of nondeductible expenses for executive compensation during the thirteen weeks ended September 27, 2025.

Thirty-Nine Weeks Ended September 27, 2025 compared to Thirty-Nine Weeks Ended September 28, 2024
The following table sets forth our results of operations for the thirty-nine weeks ended September 27, 2025 and September 28, 2024 (dollars in thousands):

	Thirty-Nine Weeks Ended		Increase / (Decrease)
	September 27, 2025	September 28, 2024	$	%
Revenue:
Royalty revenue, franchise fees and other	$239,851	$212,652	$27,199	12.8%
Advertising fees	186,252	161,567	24,685	15.3%
Company-owned restaurant sales	95,056	89,767	5,289	5.9%
Total revenue	521,159	463,986	57,173	12.3%
Costs and expenses:
Cost of sales (1)	71,582	68,311	3,271	4.8%
Advertising expenses	196,869	172,705	24,164	14.0%
Selling, general and administrative	95,036	85,569	9,467	11.1%
Depreciation and amortization	18,681	13,625	5,056	37.1%
Loss on disposal of assets	6,535	—	6,535	100.0%
Total costs and expenses	388,703	340,210	48,493	14.3%
Operating income	132,456	123,776	8,680	7.0%
Interest expense, net	26,580	14,874	11,706	78.7%
Investment (income) expense	(93,711)	(1,574)	(92,137)	NM*
Income before income tax expense	199,587	110,476	89,111	80.7%
Income tax expense	52,081	28,512	23,569	82.7%
Net income	$147,506	$81,964	$65,542	80.0%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
*Not meaningful.

Revenue
During the thirty-nine weeks ended September 27, 2025, total revenue was $521.2 million, an increase of $57.2 million, or 12.3%, compared to $464.0 million in the comparable period in 2024.

Royalty revenue, franchise fees and other increased $27.2 million, of which $31.3 million was due to net new franchise restaurant development, partially offset by a decrease of $4.5 million due to a decline in domestic same store sales growth of 2.4%.

Advertising fees increased $24.7 million due to a 13.1% increase in system-wide sales during the thirty-nine weeks ended September 27, 2025, and $10.2 million of the increase was due to an increase in the national advertising fund contribution rate to 5.5%, effective the first day of the fiscal first quarter 2025.

Company-owned restaurant sales increased $5.3 million, of which $2.7 million was related to company-owned same store sales growth of 3.0%, which was driven primarily by an increase in transactions, and $2.6 million was related to company-owned restaurants opened and acquired since the prior fiscal third quarter.

Cost of sales
The table below presents the major components of cost of sales (dollars in thousands):

	Thirty-Nine Weeks Ended
	September 27, 2025		September 28, 2024
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Food, beverage and packaging costs	$34,960	36.8%	$32,186	35.9%
Labor costs	22,096	23.2%	21,017	23.4%
Other restaurant operating expenses	16,840	17.7%	17,438	19.4%
Vendor rebates	(2,314)	(2.4)%	(2,330)	(2.6)%
Total cost of sales	$71,582	75.3%	$68,311	76.1%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 36.8% in the thirty-nine weeks ended September 27, 2025, compared to 35.9% in the comparable period in 2024. The increase as a percentage of company-owned restaurant sales was primarily due to an increase in other food costs during the third fiscal quarter 2025, partially offset by a 4.5% decrease in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 23.2% for the thirty-nine weeks ended September 27, 2025, compared to 23.4% in the comparable period in 2024. The decrease as a percentage of company-owned restaurant sales was primarily due to sales leverage as a result of the sale of corporate restaurants in the New York market to an existing franchisee during the fiscal fourth quarter 2024.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 17.7% for the thirty-nine weeks ended September 27, 2025, compared to 19.4% in the prior fiscal year period in 2024. The decrease as a percentage of company-owned restaurant sales was primarily due to sales leverage as a result of the sale of corporate restaurants in the New York market to an existing franchisee during the fiscal fourth quarter 2024, partially offset by an increase in the national advertising fund contribution rate to 5.5%, effective the first day of the fiscal first quarter 2025.
Advertising expenses
During the thirty-nine weeks ended September 27, 2025, advertising expenses were $196.9 million, an increase of $24.2 million compared to $172.7 million in the comparable period in 2024. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (SG&A)
During the thirty-nine weeks ended September 27, 2025, SG&A expense was $95.0 million, an increase of $9.5 million compared to $85.6 million in the comparable period in 2024. The increase in SG&A expense was driven by an increase in headcount-related expenses, inclusive of stock-based compensation, of $5.2 million to support the growth in our business and system implementation costs of $4.9 million during the thirty-nine weeks ended September 27, 2025.
Depreciation and amortization
During the thirty-nine weeks ended September 27, 2025, depreciation and amortization was $18.7 million, an increase of $5.1 million compared to $13.6 million in the comparable period in 2024. The increase in depreciation and amortization was primarily due to capital expenditures related to our technology investments.
Interest expense, net
During the thirty-nine weeks ended September 27, 2025, interest expense, net was $26.6 million, an increase of $11.7 million compared to $14.9 million of interest expense, net in the comparable period in 2024. The increase was primarily driven by $21.9 million in interest expense related to the securitized financing transaction completed on December 3, 2024, which increased our outstanding debt by $500 million, partially offset by additional interest income earned on our cash balances and interest earned on our investments as compared to the thirty-nine weeks ended September 28, 2024.
Investment income, net
During the thirty-nine weeks ended September 27, 2025, investment income, net was $93.7 million, an increase of $92.1 million compared to $1.6 million in the comparable period in 2024. The increase was driven almost entirely by a gain recorded on the sale of the Company’s unconsolidated equity method investment in its United Kingdom franchisee during the fiscal first quarter 2025.
Income tax expense
During the thirty-nine weeks ended September 27, 2025, we recognized income tax expense of $52.1 million yielding an effective tax rate of 26.1%, compared to an effective tax rate of 25.8% in the prior year period. The increase in the effective tax rate is primarily related to the impact of nondeductible expenses for executive compensation during the thirty-nine weeks ended September 27, 2025.
Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and borrowings available under our securitized financing facility. Our primary requirements for liquidity and capital are working capital, general corporate needs, capital expenditures, income tax payments, debt service requirements, dividend payments, and the repurchase of shares of our common stock (if any). Historically, we have operated with minimal positive working capital or with negative working capital. We generally utilize available cash flows from operations to invest in our business, service our debt obligations, pay dividends, and repurchase shares of our common stock (if any). As of September 27, 2025, the Company had $237.6 million of cash and cash equivalents on its balance sheet.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility, including our Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
The following table shows summary cash flows information for the thirty-nine weeks ended September 27, 2025 and September 28, 2024 (in thousands):

	Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024
Net cash provided by (used in):
Operating activities	$95,750	$149,868
Investing activities	14,695	(50,123)
Financing activities	(197,399)	(88,285)
Net change in cash and cash equivalents	$(86,954)	$11,460
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
Net cash provided by operating activities was $95.8 million in the thirty-nine weeks ended September 27, 2025, a decrease of $54.1 million from net cash provided by operating activities of $149.9 million in the thirty-nine weeks ended September 28, 2024. The decrease is primarily related to changes in Ad Fund cash and cash equivalents, directly related to the timing of payments for expenses incurred for national advertising, as well as changes in working capital.
Investing activities. Our net cash provided by investing activities was $14.7 million in the thirty-nine weeks ended September 27, 2025, a change of $64.8 million from net cash used in investing activities of $50.1 million in the thirty-nine weeks ended September 28, 2024. The change is primarily due to proceeds of $107.7 million from the sale of our non-controlling interest in LPH, partially offset by reinvestment in the newly formed entity of $75.4 million, as well as proceeds from the sale of an office building of $17.3 million.

Financing activities. Our net cash used in financing activities was $197.4 million in the thirty-nine weeks ended September 27, 2025, an increase of $109.1 million from net cash used in financing activities of $88.3 million in the thirty-nine weeks ended September 28, 2024. The increase is primarily related to an additional $96.5 million in common stock repurchased under our share repurchase program as compared to the prior fiscal year period.
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
During the fiscal third quarter of 2025, the Company continued to have a leverage ratio under the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and 2024 Class A-2 Notes of less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date, as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company elected to suspend payments, and the entire outstanding balance of the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026.
Dividends. We paid a quarterly cash dividend of $0.27 per share of common stock in each of the first two quarters of 2025, and a quarterly dividend of $0.30 in the third quarter of 2025, resulting in aggregate declared dividends of $23.5 million, or $0.84 per share of common stock, during the thirty-nine weeks ended September 27, 2025. On November 3, 2025 the Company’s Board of Directors declared a dividend of $0.30 per share, to be paid on December 12, 2025 to stockholders of record as of November 21, 2025, totaling approximately $8.4 million.
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
Share Repurchase Program. On December 5, 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $500.0 million of its outstanding shares of common stock under its existing share repurchase program (the “Share Repurchase Program”). During the thirty-nine weeks ended September 27, 2025, the Company repurchased and retired 970,115 shares of its common stock at an average price of $261.42 per share, inclusive of common stock received as part of the final settlement under an accelerated share repurchase agreement. As of September 27, 2025, $151.3 million remained available under the Share Repurchase Program. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Company’s Board of Directors.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside of our control, including inflation as compared to the prior year period. Although we enter into arrangements in an effort to mitigate the price volatility of food costs, there are no established fixed price markets for fresh bone-in chicken wings, so we may be subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 20.5% and 19.5% of our company-owned restaurant cost of sales during the thirty-nine weeks ended September 27, 2025 and September 28, 2024, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $1.5 million during the thirty-nine weeks ended September 27, 2025. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $1.2 billion incurred under the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes as of September 27, 2025 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the Variable Funding Notes; however, the Company had no outstanding borrowings under its Variable Funding Notes as of September 27, 2025.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2025, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 27, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the thirteen weeks ended September 27, 2025, we implemented a new enterprise resource planning system (“ERP”). The new ERP system replaced a legacy system in which a significant portion of our business transactions originated, were processed, or were recorded. As a result, we updated our internal controls to accommodate the implementation of the new ERP system. Our new ERP system is intended to provide us with enhanced transactional processing, security and management tools, and is an important component of our system of disclosure controls and procedures. Except for the implementation of the ERP system, during the thirteen weeks ended September 27, 2025, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 29, 2025 - July 26, 2025	—	$—	—	$191,312,121
July 27, 2025 - August 23, 2025	—	—	—	191,312,121
August 24, 2025 - September 27, 2025	140,103	285.26	140,103	151,343,555
Total	140,103	$285.26	140,103	$151,343,555
(1) In August 2023, the Company announced a share repurchase program (the “Share Repurchase Program”), authorizing the repurchase of up to $250.0 million of its outstanding shares of common stock. On December 5, 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $500.0 million of its outstanding shares of common stock under the Share Repurchase Program. The authorization for the repurchase continues until all such shares have been repurchased or the Share Repurchase Program is terminated by action of the Company’s Board of Directors. As of September 27, 2025, $151.3 million remained available under the Share Repurchase Program.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the thirteen weeks ended September 27, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits
Index to Exhibits

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of Wingstop Inc., as amended through May 22, 2025, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37425) on July 30, 2025 and incorporated by reference herein.

3.2
Amended and Restated Bylaws of Wingstop Inc., effective as of May 22, 2025, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37425) on May 23, 2025 and incorporated by reference herein.

10.1†
Form of Performance-Based Restricted Stock Unit Agreement for Chief Executive Officer Grant, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on September 15, 2025 and incorporated herein by reference.

10.2†
Form of Service-Based Restricted Stock Unit Agreement for Chief Executive Officer Grant, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37425) on September 15, 2025 and incorporated herein by reference.

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

Wingstop Inc.
(Registrant)

Date:	November 4, 2025	By:	/s/ Michael J. Skipworth
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2025	By:	/s/ Alex R. Kaleida
Chief Financial Officer
(Principal Financial and Accounting Officer)