Form 10-K
period 2025-12-27
Wingstop Inc.
filed 2026-02-18
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2025
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

As of June 27, 2025, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was approximately $9.7 billion, based on the closing price of the registrant’s common stock on June 27, 2025, the last trading day of the registrant’s most recently completed fiscal second quarter.

As of February 17, 2026, there were 27,484,570 shares of common stock, par value of $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2026 annual meeting of stockholders, which will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 27, 2025, are incorporated by reference into Part III of this report.

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
General
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with more than 3,050 locations worldwide. The first Wingstop opened in Garland, Texas in 1994, and we began franchising Wingstop restaurants in 1997. Since 2015, Wingstop Inc.’s common stock has traded on the Nasdaq Global Select Market under the symbol “WING.” We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings, boneless wings, tenders, and chicken sandwiches, always cooked to order, and hand-sauced-and-tossed in 12 bold, distinctive flavors.
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
Our Brand
It is our mission to serve the world flavor. We offer our guests fresh, cooked-to-order wings, tenders, and chicken sandwiches with bold, layered flavors that touch all of the senses, and we complement our wings, tenders, and chicken sandwiches with seasoned fries and fresh, hand-cut carrots and celery. We round out the flavor experience with ranch and bleu cheese dips that are made in-house daily. We never use heat lamps or microwaves in the preparation of our food.
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
Sustaining Long-Term Same Store Sales Growth
We believe in sustaining long-term same store sales growth through a combination of brand awareness, menu innovation, delivery, data-driven marketing and maximizing our digital leadership position. Our national advertising program is funded through the Wingstop Restaurants Advertising Fund (the “Ad Fund”), a consolidated not-for-profit advertising fund for which a percentage of gross sales is collected from Wingstop restaurant domestic franchisees and company-owned restaurants to be used for various forms of advertising for the Wingstop brand. Domestic franchisees are required to contribute 5.5% of gross sales to the Ad Fund. The national advertising program supports elevated marketing spend and premium placements through an extensive range of social media and digital marketing channels, including search engine, digital video, and social media advertising, to allow us to target core customers and create top of mind consideration with relevant, impactful messaging.

The national advertising program also supports our digital initiatives and related strategies, including our focused investments in customer relationship management and our proprietary digital platform, which allows us to deploy a digital platform-based marketing strategy. As a result of these investments, we continue to sustain digital sales above 60%.
Maintaining Best-in-Class Unit Economics
We believe the growing popularity of the Wingstop experience and the operational simplicity of our restaurants translate into attractive economics at our franchised and company-owned locations. Existing franchisees accounted for more than 90% of franchised restaurants opened in each of 2024 and 2025, which we believe further underscores our restaurant model’s financial appeal.
Upon the opening of a new restaurant, its sales volume generally builds year after year. Our domestic average unit volume (“AUV”) was approximately $2.0 million during fiscal year 2025. Our domestic operating model provides for a low average initial investment of approximately $580,000, excluding real estate purchase or lease costs and pre-opening expenses. In year two of operation of a new restaurant, we target a franchisee unlevered cash-on-cash return of approximately 70%+. We believe low entry costs and high returns provide a compelling investment opportunity for our franchisees that has helped drive the continued growth of our system.
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
We believe we can achieve our domestic restaurant potential by doubling our current footprint through expansion in both existing and emerging markets. Our domestic market expansion strategy focuses on maximizing our brand market share and visibility in key priority markets. We have a robust development pipeline with 100% of our domestic commitments as of December 27, 2025 from existing franchisees, supporting the strength of our restaurant business model and our positive franchisor-franchisee relationships.
We also believe that there is a significant opportunity to grow our business internationally. In fiscal year 2025, we opened 111 net new international restaurants, and as of December 27, 2025, we had 470 international restaurants located in 18 countries and U.S. territories, all of which were franchised.
We believe that our restaurant operating model translates well internationally based on our small real estate footprint, our simplicity of operations, the universal and broad appeal of chicken, and our ability to customize our wide variety of flavors to local tastes.
Our Franchise
Franchise Overview
Our franchisees operated a total of 2,999 restaurants in 47 states and 18 countries and U.S. territories as of December 27, 2025. We have rigorous qualification criteria and training programs for our franchisees and require them to adhere to strict operating standards. We work hard to ensure that every Wingstop franchise location meets the same quality and customer service benchmarks in order to preserve the consistency and reliability of the Wingstop brand.
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
We have a broad and diversified domestic franchisee base. Since 2014, the number of franchisees who own 10 or more restaurants has more than doubled. This increase is consistent with our strategy to grow with our existing franchisees. As of December 27, 2025, our domestic franchise base of 186 franchisees had an average restaurant ownership of approximately 14 restaurants per franchisee and an average tenure of 16 years.
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
Under our current standard franchise agreement, each franchisee is required to pay us a royalty of 6.0% of their gross sales net of discounts. Each restaurant also contributes 5.5% of gross sales net of discounts to the Ad Fund to fund national marketing and advertising campaigns. The national advertising fund contribution rate increased to 5.5% from 5.3% effective the first day of fiscal year 2025, following a prior increase from 5.0% to 5.3% effective the first day of the fiscal second quarter of 2024, to support our digital and marketing technology tools and capabilities. These funds are managed by the Ad Fund and are primarily used to create advertising content and purchase digital and television advertising on a national level, as well as to support digital and technology-enabled marketing strategies.
International Franchise Agreements
Our markets outside of the United States are operated by master franchisees with franchise and distribution rights for entire regions or countries. The master franchise agreement typically requires the franchisees to open a minimum number of restaurants within a specified period. The master franchisee is generally required to pay an initial, upfront development fee for the territory as well as a franchise fee for each restaurant opened. Under our current standard master franchise agreement, each master franchisee is also required to pay a continuing royalty fee as a percentage of sales, which varies among international markets.
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
The principal raw materials for a Wingstop restaurant operation are bone-in and boneless chicken wings, tenders, and chicken fillets. Therefore, chicken is our largest product cost item and represented approximately 57.2% of all purchases for the 2025 fiscal year. Company-owned and franchised restaurants purchase their bone-in and boneless chicken wings, chicken tenders, and chicken fillets from suppliers that we designate and approve. Our chicken supply is diversified both geographically and with a broad range of suppliers supporting the Wingstop system. We designate sources for potatoes to ensure that they are grown to our specifications. We also require franchisees to use our proprietary sauces, seasonings, and spice blends and to purchase them and other proprietary products only from designated sources.
All food items and packaging goods for Wingstop restaurants in the U.S. are currently supplied through one distributor. Currently, there are 23 geographically diverse distribution centers, which carry all products required for a Wingstop restaurant and service all of Wingstop’s domestic restaurants. The distributor is contractually obligated to deliver products to our restaurants at least twice weekly, and provides consolidated deliveries with a tightly controlled and monitored cold chain for perishable items. The distributor’s national distribution system has a documented recovery plan to handle any disruption. Wingstop contracts directly with manufacturers to sell products to the distributor, who in turn receives a fee for delivering these items to our restaurants. The majority of Wingstop’s highest-spend items are formula or fixed-contract priced. Wingstop has also negotiated agreements with its beverage suppliers to offer beverage dispensing systems, along with associated branded products, in all Wingstop restaurants.
Information / Technology Systems
We have core information systems in place that, together with focused investments we have made and continue to make in technology (including our proprietary digital platform), we believe are designed to scale and support our future growth plans. We specify a POS system and restaurant management system in all domestic restaurants that help facilitate the operation of the restaurants by recording sales, purchasing and inventory of goods, managing of labor and assessing restaurant performance. Our POS system and restaurant management system is configured to record and store financial information in a manner that we specify, and we require franchisees to provide us with continual and unlimited independent access to all information on each POS system.
We have a proprietary online ordering platform and mobile ordering applications that integrate with third party delivery providers and our POS system, which makes it easy for our guests to order-ahead, and which we believe leads to higher check averages.
During the year, we implemented Wingstop Smart Kitchen, our proprietary kitchen operating platform, in all domestic restaurants. This platform is designed to improve kitchen efficiency, including meaningful reductions in ticket times, while enhancing product quality and supporting the team member and guest experience.
We require our franchisees’ electronic information systems, including POS systems, to comply with and be maintained in accordance with established network security standards, including applicable Payment Card Industry and data privacy standards.
Human Capital Resources
As of December 27, 2025, we employed 1,367 employees, affectionately referred to as “team members,” of whom 345 were full-time corporate-based and regional personnel. The remainder were part-time or restaurant-level team members. None of our team members are represented by a labor union or covered by a collective bargaining agreement, and we believe that we have good relations with our team members. Our franchise owners are independent business owners, so they and their employees are not considered our team members and are therefore not included in our team member count.
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
We are committed to providing competitive pay to compensate and reward our team members. All corporate management and staff and restaurant management positions for company-owned restaurants, including hourly assistant managers and shift leaders, are eligible for performance-based cash incentives. Our incentive plan reinforces and rewards individuals for achievement of specific company and/or restaurant business goals.
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
Environmental Matters
We are not aware of any federal, state or local environmental laws or regulations that we would expect to materially affect our earnings or competitive position or result in material capital expenditures. However, increased focus on environmental matters by legislative, governmental or other authorities may lead to new regulatory initiatives, particularly in the area of climate change. We cannot predict the effect of possible future environmental legislation or regulations (including those related to climate change). During the 2025 fiscal year, we had no material environmental compliance-related capital expenditures.
Community Involvement
Wingstop Charities, a non-profit organization, is committed to strengthening the communities that we serve by being strong, active, corporate citizens, and good neighbors. We’ve expanded our reach and impact by forming partnerships with No Kid Hungry, St. Jude Children’s Research Hospital, and the American Red Cross, funded by the growth of our Round Up Program, which allows our guests to contribute to the great work of these organizations. Since its inception, Wingstop Charities has awarded more than 700 grants and contributed more than $7.0 million across three key programs: Community Grants, Team Member Assistance, and the Morrison Family Scholarship Program. To learn more about how Wingstop Charities is making an impact in our local communities, visit www.wingstopcharities.org.

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
As we continue to grow, our existing systems and processes and personnel may not be adequate to support our continued growth. Although we have made significant investments to date, we may have a continued need to upgrade and expand our infrastructure and information systems, automate more processes and hire, train and retain restaurant employees and corporate support staff, all of which may result in increased costs and inefficiencies.
Our success depends in significant part on the future performance of existing and new franchise restaurants, and we are subject to a variety of additional risks associated with our franchisees.
As of December 27, 2025, approximately 98% of our restaurants were operated by franchisees. As a result, a substantial portion of our revenue comes from royalties generated by our franchised restaurants. Accordingly, we are reliant on the performance of our franchisees in successfully operating their restaurants and paying royalties to us on a timely basis. Our franchise system subjects us to a number of risks, any one of which may impact our ability to collect royalty payments from our franchisees, harm the goodwill associated with our franchise, and materially adversely affect our business and results of operations.
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
The failure of our franchisees to comply with applicable laws could negatively impact our reputation or results of operations. For example, our franchisees are solely responsible for making their own hiring, firing and disciplinary decisions, scheduling hours and funding compensation. Any failure by our franchisees to comply with applicable employment laws could negatively impact our reputation and our ability to hire and/or retain employees. Furthermore, if one of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us royalties, Ad Fund contributions, or other amounts owed, our business, financial condition, and results of operations could be adversely affected. In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise agreements under the applicable bankruptcy code, in which case there would be no further royalty payments from such franchisee. The amount of the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchisee may not be sufficient to satisfy a damage claim resulting from such rejection.
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
In addition, our reliance on third-party food suppliers and distributors increases the risks that food-borne illness incidents could be caused by factors outside of our control and that multiple restaurants could be affected rather than a single restaurant. We cannot ensure that all food items are properly maintained during transport throughout the supply chain or that our employees and our franchisees and their employees will identify all products that may be spoiled and should not be used. Our industry has also long been subject to the threat of food tampering by suppliers, employees, third-party delivery service providers, and others such as the addition of foreign objects in the food that we sell. Reports, whether or not true, of injuries caused by food tampering have in the past severely injured the reputations and brands of restaurant chains in the quick service restaurant market and could affect us in the future as well. If our customers become ill from food-borne illnesses or injured from food tampering, we could also be forced to temporarily close some restaurants. Moreover, any instances of food contamination, whether or not at our restaurants, could subject our restaurants or our suppliers to a food recall pursuant to the Food and Drug Administration Food Safety Modernization Act or the Federal Food, Drug, and Cosmetic Act.

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
In order to maintain quality-control standards and consistency among restaurants, our franchise agreements obligate our franchisees to obtain food and other supplies from preferred suppliers approved by us in advance. Currently, all food items and packaging goods for Wingstop restaurants are currently sourced through one distributor with 23 geographically diverse distribution centers. In this regard, we and our franchisees depend on a group of suppliers and our distributor for food ingredients, beverages, paper goods, and distribution. We and our franchisees bear risks associated with the timeliness, solvency, reputation, labor relations, freight costs, price of raw materials, and compliance with health and safety standards of each supplier and our distributor. We have little control over such suppliers or the distributor. Disruptions in these relationships may reduce company-owned restaurant and franchisee sales and, in the case of reduced franchisee sales, our royalty income. Overall difficulty of suppliers meeting restaurant product demand, interruptions in the supply chain, obstacles or delays in the process of renegotiating or renewing agreements with preferred suppliers or the distributor, financial difficulties experienced by suppliers or the distributor, or the deficiency, lack, or poor quality of alternative suppliers or distributors could adversely impact company-owned restaurant and franchisee sales, which could materially adversely affect our business, financial condition, and operating results and, in the case of reduced franchisee sales, would reduce our royalty income and revenue. In addition, our focus on a limited menu could make these consequences more severe.
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
Our franchisees, contractors, and third parties with whom we do business have experienced cyber incidents and security breaches or intrusions in which confidential or personal information could have been stolen and we, our franchisees, contractors, and third parties with whom we do business may experience cyber incidents and security breaches or intrusions in which confidential or personal information is stolen in the future. Third parties may have the technology or know-how to breach the security of confidential or personal information collected, stored or transmitted by us or our franchisees, and our and their security measures and those of third parties with whom we do business, including technology vendors, solution providers, software manufacturers and supply chain vendors, may not effectively prohibit others from obtaining improper access to this information. Third parties have been and will likely be able to continue to develop and deploy viruses, worms and other malicious software programs, such as ransomware, that attack our systems and the systems of our franchisees’ and third parties with whom we do business or otherwise exploit any security vulnerabilities. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time, which may cause a breach to go undetected for an extensive period of time. Advances in computer and software capabilities, technology, new tools or social engineering tactics, and other developments may increase the risk of such a breach. If a person is able to circumvent the security measures of our business, our franchisees’ businesses or those of other third parties, he or she could destroy or steal valuable or personal information or disrupt the operations of our business. In addition, our franchisees, contractors or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate confidential information and may purposefully or inadvertently cause a breach involving such information. The costs to us to eliminate any of the foregoing cybersecurity vulnerabilities or to address a cyber incident could be significant and have a material adverse impact on our business, financial condition, and results of operations. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks by making cyber incidents more difficult to detect, contain, and mitigate for us, our franchisees, contractors, and third parties with whom we do business.
If we, our employees, franchisees, or vendors fail to comply with applicable laws, regulations, or contract terms, and confidential or sensitive information is obtained by unauthorized persons, used inappropriately, or destroyed, it could adversely affect our reputation, disrupt our operations and result in costly litigation, judgments, or penalties resulting from violation of laws and payment card industry regulations. Any such claim or proceeding could cause us to incur significant unplanned expenses and significantly harm our reputation, which could have a material adverse impact on our business, financial condition, and results of operations. A cyber incident could also require us to provide notifications, result in adverse publicity, loss of sales and profits, increase fees payable to third parties, and result in penalties or remediation and other costs that could materially adversely affect the operation of our business, financial condition, and results of operations. In addition, our cyber liability insurance coverage may be inadequate or may not be available in the future on acceptable terms, or at all, and defending a suit, regardless of its merit, could be costly and divert management’s attention. See “Item 1C. Cybersecurity” for more information about the Company’s cybersecurity risk management and governance.
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
The United States, the European Union, and other countries in which we operate are increasingly adopting or revising privacy, information security, and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection, and information security-related practices, our collection, use, sharing, retention, and safeguarding of consumer and/or employee information, and some of our current or planned business activities. In the United States, these include rules and regulations promulgated under the authority of the FTC, the Health Insurance Portability and Accountability Act of 1996, federal and state labor and employment laws, state data breach notification laws, and state privacy laws such as the California Consumer Privacy Act of 2018 (the “CCPA”) and the California Privacy Rights Act (the “CPRA”). The CPRA expanded the CCPA’s requirements, restricted the use of certain categories of personal information that we handle, and established a new regulatory agency to implement and enforce the law. A number of other states have enacted similar data privacy laws, and other states and countries are considering passing or expanding privacy laws in the near term. Many of these laws and regulations provide consumers and employees with a private right of action if a covered company suffers a data breach related to a failure to implement reasonable data security measures. For example, the CCPA and CPRA provide a private right of action for certain data breaches coupled with statutory damages under certain circumstances. Compliance with the CCPA, CPRA, and other laws relating to the protection of personal information involve significant costs and could result in significant liability in the event we allow an unauthorized disclosure of personal information. In the European Union, the General Data Protection Regulation (the “GDPR”) generally governs the use of certain categories of personal information. We may need to take measures to comply with requirements contained in the GDPR (or similar legislation implemented in the United Kingdom), such as implementing appropriate mechanisms for the cross-border transfer of personal data, follow mandatory data breach notification requirements, and provide robust rights for data subjects. Additionally, several states and localities have also enacted statutes banning or restricting the collection of biometric information. These data privacy and biometric information laws will require us to incur additional costs and expenses in our efforts to comply. An actual or perceived failure to comply with these domestic or international laws and others that may be passed could subject our business to regulatory scrutiny, significant administrative and monetary sanctions, damages under some laws to individuals, and reputational damage. In addition, the FTC and other state and federal agencies have been increasing their scrutiny of the ways in which companies use personally identifiable information for marketing and analytics, as well as the circumstances under which companies share such data with other companies, including social media companies, for such purposes. We may need to continue to make adjustments as updated guidance becomes available, or other privacy, information security or data protection laws and regulations take effect in jurisdictions in which we currently operate or may in the future operate.
The legal framework around privacy issues is rapidly evolving, as various federal, state, and international government bodies are considering adopting new privacy laws and regulations. These emerging laws and regulations have resulted and will likely continue to result in significant limitations on or changes to the ways in which we can collect, use, host, store, or transmit personal information and other data. Compliance with privacy, data protection, and information security laws to which we are subject could continue to result in additional costs, and our failure to comply with such laws could result in potentially significant regulatory investigations or government actions, penalties or remediation, and other costs, as well as adverse publicity, loss of sales and profits, and an increase in fees payable to third parties. Additionally, the rapid evolution and increased adoption of artificial intelligence technologies and our obligations to comply with emerging laws and regulations may increase scrutiny from or actions by regulators, consumer groups or other third parties, increase the scope of regulation or government restrictions applicable to our business, or subject our business to increased risks of litigation. Each of these implications could materially adversely affect our business, financial condition, and results of operations.
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
Customers are increasingly using e-commerce websites and apps, both domestically and internationally, like www.wingstop.com, our mobile ordering application, and third-party delivery apps, to order and pay for our products and select optional delivery and curbside services. In the fourth quarter of 2025, digital sales accounted for 73.2% of system-wide sales.

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
As of December 27, 2025, delivery services were available at all Wingstop restaurants throughout the United States. Interruptions or failures in our delivery services could prevent the timely or successful delivery of our products. These interruptions may be due to unforeseen events that are beyond our control or the control of our delivery providers, such as inclement weather, natural disasters, transportation disruptions, labor shortages, sabotage by an outside party, civil protests or unrest. In addition, changes in business practices of our delivery providers and governmental regulations could materially adversely impact delivery services and/or profitability.
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
Labor is a primary component of our operating costs. Increased labor costs due to factors such as competition for workers, labor shortages, labor market pressures, increased minimum wage requirements, paid sick leave or vacation accrual mandates, or other legal or regulatory changes, such as predictive scheduling, may adversely impact operating costs for us and our franchisees. Additional taxes or requirements to incur additional employee benefit costs, including the requirements of the Patient Protection and Affordable Care Act or any new or replacement healthcare requirements, could also adversely impact our and our franchisees’ operating costs. From time to time, legislation increases the minimum wage at the federal, state and local level, or creates a council that could, among other things, increase minimum wages and impose additional minimum working or operating standards. The establishment of such laws in one state may have a ripple effect in other states, substantially increase labor costs and negatively impact our operating costs.
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
•legal and regulatory changes;
•costs associated with litigation or arbitration;
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
One of the legal foundations fundamental to the franchise business model has been that, absent special circumstances, a franchisor is generally not responsible for the acts, omissions, or liabilities of its franchisees, whether with respect to the franchisees’ employees or otherwise. In the last several years, this principle has been the subject of differing and inconsistent interpretations at the National Labor Relations Board (“NLRB”) and in the courts, and the question of whether a franchisor can be held liable for the actions or liabilities of a franchisee under a vicarious liability theory, sometimes called “joint employer,” has become highly fact dependent and generally uncertain. In March 2024, a federal court blocked the enforcement of the NLRB’s amended 2023 regulation on joint employment, leaving the NLRB’s previous 2020 regulation on joint employment in effect. It is possible that the NLRB or another government agency may attempt to restore the proposed 2023 standard through new rulemaking or alternative methods although federal legislation has been proposed to set a clear standard; legislation has been proposed from time to time to require franchisors to be responsible for ensuring franchisee compliance with certain laws. A regulatory, judicial or legislative determination that we are a “joint employer” with our franchisees or that our franchisees are part of one unified system subject to joint and several liability could subject us and/or our franchisees to liability for employment-related, health and safety related and other liabilities of our franchisees and could cause us to incur other costs that have a material adverse effect on our profitability, which would adversely impact our business, financial condition, and results of operations.
Because many of our restaurants are concentrated in certain geographic areas, we are susceptible to economic and other trends and developments, including adverse weather conditions, in these areas.
As of December 27, 2025, 48% of our 2,586 domestic restaurants were spread across Texas (18%), California (18%), Florida (7%), and Illinois (5%). Given our geographic concentrations, economic conditions and other unforeseen events, including but not limited to negative publicity, local strikes, terrorist attacks, increases in energy prices, natural or man-made disasters, adverse weather conditions, or the enactment of more stringent state and local laws and regulations in these geographic areas, could have a disproportionate adverse effect on our business, financial condition, and results of operations.
Economic conditions have adversely affected and could continue to adversely affect our business, financial condition, and results of operations.
Our business, financial condition, and results of operations have been, and could continue to be, adversely affected by changes in macroeconomic conditions beyond our control, which have impacted consumer behavior, including consumers’ ability or willingness to spend discretionary income on dining away from home. As a restaurant company dependent on consumer discretionary spending, our business and financial results are sensitive to changes in, or uncertainty about, macroeconomic conditions. An economic slowdown or recession may cause consumers to reduce dining frequency, limit or reduce overall spending, or shift toward lower-priced alternatives. Consumer discretionary spending may be adversely affected by factors such as changes in income, job losses, inflation, changes in interest rates, reduced access to credit, changes in economic policy, or geopolitical instability. If adverse economic conditions or uncertainty persist or worsen, consumers may make longer-lasting changes to their discretionary purchasing behavior, including dining out less frequently. These and other macroeconomic factors could adversely affect restaurant sales, growth, franchisee profitability, and our development plans, which could harm our business, financial condition, and results of operations.
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
Although we require all workers in our company-owned restaurants and in our corporate support office to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government to verify employment eligibility, in all of our company-owned restaurants and in our corporate support office. However, use of the “E-Verify” program does not guarantee that we will successfully identify all applicants who are ineligible for employment. Unauthorized workers may subject us to fines or penalties, and if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and it may be more difficult to hire and keep qualified employees. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal, state, and international employment eligibility or immigration compliance laws. Failure by our franchisees to comply with employment eligibility or immigration laws may also result in adverse publicity and reputational harm to our brand and could subject them to fines, penalties and other costs. These factors could materially adversely affect our business, financial condition, and results of operations.
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
As of December 27, 2025, we have franchised restaurants in 18 international countries and U.S. territories and plan to accelerate our growth internationally. Expansion in international markets may be affected by local economic, market, and cultural conditions. Our business, financial condition and results of operations may be adversely affected if the global markets in which our franchised restaurants compete are affected by changes in political, economic, or other factors. These factors, over which neither our franchisees nor we have control, may include:
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
There is continued focus, public interest, and legislative pressure related to public companies’ ESG practices. Legislative, regulatory or other efforts, including those of the SEC and multiple states and countries, to address ESG concerns could result in new or more stringent forms of oversight and expand mandatory and voluntary reporting, diligence and disclosure, which could increase costs and require resources dedicated toward the collection and disclosure of data (such as information regarding potential risks of climate change or greenhouse gas emissions), and bring additional focus on and further impact our business, results of operations, and financial condition. Further, if our ESG practices fail to meet investor, customer, consumer or employees’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship (including climate change, greenhouse gas emissions, packaging and waste), animal welfare, diversity, human capital management, and corporate governance and transparency, our reputation, brand, appeal to current and potential customers and investors, and employee retention may be negatively impacted, which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, if our competitors’ ESG practices are perceived to be better than our own, certain investors or customers may elect to invest in or be a patron of our competitors instead, which would have an adverse impact on our business, financial condition, and results of operations.
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
As of the date of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. The Company continues to make strategic investments in both its technical and organizational measures to further enhance its security capabilities and planning for detecting, preventing, and responding to cybersecurity attacks. Risks from cybersecurity threats that are reasonably likely to materially affect the Company, its business strategy and results of operations or financial condition, include (but are not limited to): data loss; a disruption to our operations; a compromise or corruption of confidential or proprietary information; damage to our employee and business relationships and reputation; increased burden of regulatory compliance; and/or litigation and liability. See our related risk factors in “Item 1A. Risk Factors” for more information about the Company’s risks from cybersecurity threats and how such threats may impact the Company’s business, operations, and financial results.
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

Our Vice President of Information Security and Enterprise Information Technology (who serves as our Chief Information Security Officer, “CISO”), who reports to our Senior Vice President, Chief Information Officer (“CIO”), oversees our information security program and matters of risk relating to cybersecurity. Our CISO possesses more than 20 years of experience in information technology-related roles, including engineering, governance, and security, undergraduate and post-graduate degrees in information technology and security, and industry-recognized cybersecurity certifications. Our CISO and members of our Information Technology team, including our CIO, periodically provide risk reports to the Board and its committees, including assessments of the Company’s cybersecurity risks, their potential impact on our business operations, and management’s strategies to monitor and mitigate those risks. The committee chairs, in turn, report to the full Board as part of our general risk management process.

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
Due to lower square footage requirements, our restaurants can be located in a variety of locations. They tend to be located primarily in shopping centers, as in-line or end-cap locations. Our restaurants generally occupy approximately 1,700 square feet of leased retail space. As of December 27, 2025, we and our franchisees operated 3,056 restaurants in 47 states and 18 countries and U.S. territories.

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
Our common stock trades on the NASDAQ Global Select Market under the symbol “WING”. As of February 17, 2026, there were 157 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.
Dividends on Common Stock
On February 17, 2026, the Company’s board of directors declared a quarterly dividend of $0.30 per share of common stock, to be paid on March 27, 2026 to stockholders of record as of March 6, 2026, totaling approximately $8.3 million.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the fiscal year ended December 27, 2025 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
The following table sets forth information on our share repurchases of our common stock during the fourth quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 28, 2025 - October 25, 2025	—	$—	—	$151,343,555
October 26, 2025 - November 22, 2025	143,485	243.93	143,485	116,341,049
November 23, 2025 - December 27, 2025	104,793	238.54	104,793	91,341,201
Total	248,278	$241.65	248,278	$91,341,201

(1) Shares were repurchased pursuant to repurchase authorization of up to $500.0 million announced on December 5, 2024.
As of December 27, 2025, $91.3 million remained available under the Share Repurchase Program.

Performance Graph
The following performance graph compares the dollar change in the cumulative stockholder return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the Standard & Poor’s 400 Restaurant Index (the “S&P 400 Restaurant Index”). This graph assumes a $100 investment in our common stock and in each of the foregoing indices on December 26, 2020, and assumes the reinvestment of dividends, if any. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock, and historical stock price performance should not be relied upon as an indication of future stock price performance. This graph is “furnished” and not “filed” with the SEC and it is not “soliciting material,” and should not be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

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
A comparison of our results of operations and cash flows for fiscal year 2024 compared to fiscal year 2023 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the SEC on February 19, 2025.
We operate on a 52- or 53-week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53-week year, which contains 14 weeks. Fiscal years 2025, 2024 and 2023 each contain 52 weeks.
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world and has demonstrated strong, consistent growth. As of December 27, 2025, we had a total of 3,056 restaurants in our system. Our restaurant base is approximately 98% franchised, with 2,999 franchised locations (including 470 international locations) and 57 company-owned restaurants as of December 27, 2025. We generate revenues by charging royalties, advertising fees and franchise fees to our franchisees and by operating a number of our own restaurants.
We plan to grow our business by opening new franchised restaurants and increasing our same store sales, while leveraging our franchise model to create shareholder value. We have added over 1,000 net new units, representing a 56.0% increase in our system-wide footprint, and achieved system-wide sales growth of 95.1% since the beginning of fiscal year 2023. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating shareholder value through strong and consistent operating cash flow and capital-efficient growth.
Highlights for Fiscal Year 2025
•System-wide sales increased 12.1% over the prior fiscal year to approximately $5.3 billion;
•System-wide restaurant count increased 19.2% over the prior fiscal year to a total of 3,056 worldwide locations, driven by 493 net unit openings;
•Domestic same store sales decreased 3.3% over the prior fiscal year;
•Company-owned domestic same store sales increased 2.6% over the prior fiscal year;
•Digital sales increased to 73.2% of system-wide sales;
•Domestic AUV of $2.0 million;
•Total revenue increased 11.4% over the prior fiscal year to $696.9 million;
•Net income increased 60.3% over the prior fiscal year to $174.3 million, or $6.21 per diluted share, compared to $108.7 million, or $3.70 per diluted share in the prior fiscal year;
•Adjusted net income and adjusted earnings per diluted share, both non-GAAP measures, were $114.5 million, or $4.08 per diluted share, compared to $110.3 million, or $3.75 per diluted share, in the prior fiscal year; and
•Adjusted EBITDA, a non-GAAP measure, increased 15.2% to $244.2 million, compared to $212.1 million in the prior fiscal year.

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

	Domestic Company-owned	Domestic Franchised	International Franchised(1)	System-wide
Restaurant count at December 30, 2023	49	1,877	288	2,214
Openings	4	274	77	355
Closures	—	—	(6)	(6)
Net purchase from (sold by) franchisees	(3)	3	—	—
Restaurant count at December 28, 2024	50	2,154	359	2,563
Openings	3	384	122	509
Closures	(1)	(4)	(11)	(16)
Net purchased from (sold by) franchisees	5	(5)	—	—
Restaurant count at December 27, 2025	57	2,529	470	3,056

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

The following table sets forth our key performance indicators for the fiscal years ended December 27, 2025 and December 28, 2024 (in thousands, except unit data):

	Year ended
	December 27, 2025	December 28, 2024
Number of system-wide restaurants at period end	3,056	2,563
System-wide sales(1)	$5,343,089	$4,765,233
Domestic AUV	$2,000	$2,138
Domestic same store sales growth	(3.3)%	19.9%
Company-owned domestic same store sales growth	2.6%	7.7%
Total revenue	$696,853	$625,807
Net income	$174,267	$108,717
Adjusted EBITDA(2)	$244,238	$212,061

(1) The percentage of system-wide sales attributable to company-owned restaurants was 2.4% and 2.5% for the fiscal years ended December 27, 2025 and December 28, 2024, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
The following table reconciles net income to EBITDA and adjusted EBITDA for the fiscal years ended December 27, 2025 and December 28, 2024 (in thousands):

	Year ended
	December 27, 2025	December 28, 2024
Net income	$174,267	$108,717
Interest expense, net	35,784	21,292
Income tax expense	62,922	38,473
Depreciation and amortization	25,068	19,490
EBITDA	$298,041	$187,972
Additional adjustments:
Transaction costs (a)	497	316
Loss on disposal of building (b)	6,534	—
Gain on sale of investment (c)	(92,485)	—
System implementation costs (d)	5,839	1,713
Amortization of system implementation costs (e)	934	—
Stock-based compensation expense (f)	24,878	22,060
Adjusted EBITDA	$244,238	$212,061

(a) Represents non-recurring transaction costs that are not part of our ongoing operations and were incurred to facilitate the sale and subsequent reinvestment of the Company’s unconsolidated equity method investment in LPH, the Company’s United Kingdom master franchisee, during the fiscal first quarter 2025; all transaction costs are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(b) Represents a non-recurring loss on the sale of an office building during the fiscal first quarter 2025, which was included in Loss on disposal of assets on the Consolidated Statements of Comprehensive Income.
(c) Represents a non-recurring gain related to the sale of the Company’s unconsolidated equity method investment in LPH during the fiscal first quarter 2025, which was included in Investment (income) expense on the Consolidated Statements of Comprehensive Income. Refer to Note 10 in the Consolidated Financial Statements for additional information.
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
The following table reconciles net income to Adjusted net income and calculates adjusted earnings per diluted share for the year ended December 27, 2025 and December 28, 2024 (in thousands):

	Year Ended
	December 27, 2025	December 28, 2024
Numerator:
Net income	$174,267	$108,717
Adjustments:
Transaction costs (a)	497	316
Loss on disposal of building (b)	6,534	—
Gain on sale of investment (c)	(92,485)	—
System implementation costs (d)	5,839	1,713
Amortization of capitalized system implementation costs (e)	934	—
Tax effect of adjustments (f)	18,883	(487)
Adjusted net income	$114,469	$110,259

Denominator:
Weighted-average shares outstanding - diluted	28,074	29,384

Adjusted earnings per diluted share	$4.08	$3.75

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
(c) Represents a non-recurring gain related to the sale of the Company’s unconsolidated equity method investment in LPH during the fiscal first quarter 2025, which was included in Investment (income) expense on the Consolidated Statements of Comprehensive Income. Refer to Note 10 in the Consolidated Financial Statements for additional information.
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
(f) Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an assumed effective tax rate of 24% for the year ended December 27, 2025, which includes provisions for U.S. federal income taxes, and assumes the respective statutory rates for applicable state and local jurisdictions.

Results of Operations
Year ended December 27, 2025 compared to year ended December 28, 2024
The following table sets forth certain income and expense items included in the Consolidated Statements of Comprehensive Income for fiscal year 2025 and fiscal year 2024 (in thousands, except for percentages):

	Year ended		Increase / (Decrease)
	December 27, 2025	December 28, 2024	$	%
Revenue:
Royalty revenue, franchise fees and other	$321,782	$288,354	$33,428	11.6%
Advertising fees	247,619	217,630	29,989	13.8%
Company-owned restaurant sales	127,452	119,823	7,629	6.4%
Total revenue	696,853	625,807	71,046	11.4%
Costs and expenses:
Cost of sales (1)	96,058	91,632	4,426	4.8%
Advertising expenses	261,545	233,306	28,239	12.1%
Selling, general and administrative	128,356	116,801	11,555	9.9%
Depreciation and amortization	25,068	19,490	5,578	28.6%
(Gain) loss on disposal of assets	6,535	(1,038)	7,573	NM*
Total costs and expenses	517,562	460,191	57,371	12.5%
Operating income	179,291	165,616	13,675	8.3%
Interest expense, net	35,784	21,292	14,492	68.1%
Investment (income) expense	(93,682)	(2,866)	(90,816)	NM*
Income before income tax expense	237,189	147,190	89,999	61.1%
Income tax expense	62,922	38,473	24,449	63.5%
Net income	$174,267	$108,717	$65,550	60.3%

*	Not meaningful.
(1)	Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, but excludes depreciation and amortization, which are presented separately.
Revenue
During fiscal year 2025, total revenue was $696.9 million, an increase of $71.0 million, or 11.4%, compared to $625.8 million in the prior fiscal year.
Royalty revenue, franchise fees and other increased $33.4 million, of which $22.6 million was due to net new franchise development and $19.1 million related to an increase in royalty fees since December 28, 2024, partially offset by a decrease of $8.3 million contributed by the 3.3% decline in domestic same store sales growth.
Advertising fees increased $30.0 million, of which $19.5 million was due to a 12.1% increase in system-wide sales during fiscal year 2025, and $10.5 million was due to an increase in the national advertising fund contribution rate to 5.5% effective the first day of fiscal year 2025.
Company-owned restaurant sales increased $7.6 million, of which $6.4 million was primarily related to company-owned restaurants opened and acquired during fiscal year 2025, and $1.2 million was related to company-owned same store sales growth of 2.6%, driven primarily by an increase in transactions.

Cost of sales

	Year ended	As a % of company-owned restaurant sales	Year ended	As a % of company-owned restaurant sales
	December 27, 2025		December 28, 2024
Food, beverage and packaging costs	$46,893	36.8%	$43,371	36.2%
Labor costs	29,576	23.2%	28,317	23.6%
Other restaurant operating expenses	22,751	17.9%	23,025	19.2%
Vendor rebates	(3,162)	(2.5)%	(3,081)	(2.6)%
Total cost of sales	$96,058	75.4%	$91,632	76.5%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 36.8% in fiscal year 2025 compared to 36.2% in the prior fiscal year. The increase as a percentage of company-owned restaurant sales was primarily due to an increase in other food costs during the year, partially offset by a decrease in the cost of bone-in chicken wings as compared to the prior fiscal period.
Labor costs as a percentage of company-owned restaurant sales were 23.2% in fiscal year 2025 compared to 23.6% in the prior fiscal year. The decrease is primarily due to the sales leverage from the sale of corporate restaurants in the New York market to an existing franchisee during the fourth quarter 2024.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 17.9% in fiscal year 2025 compared to 19.2% in the prior fiscal year. The decrease as a percentage of company-owned restaurant sales was primarily due to sales leverage from the sale of corporate restaurants in the New York market to an existing franchisee during the fourth quarter 2024.
Advertising expenses
Advertising expenses were $261.5 million, an increase of $28.2 million, compared to $233.3 million in fiscal year 2024. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (“SG&A”)
SG&A was $128.4 million in fiscal year 2025, an increase of $11.6 million, or 9.9%, compared to $116.8 million in the prior fiscal year. The increase in SG&A expense was driven by an increase in headcount-related expenses of $8.8 million to support the growth in our business and an increase of $2.2 million associated with the Company’s strategic initiatives, including system implementation costs and amortization of cloud computing arrangements.
Depreciation and amortization
Depreciation and amortization was $25.1 million in fiscal year 2025, an increase of $5.6 million, or 28.6%, compared to $19.5 million in the prior fiscal year. The increase in depreciation and amortization was primarily due to capital expenditures related to our technology investments.
(Gain) loss on disposal of assets
(Gain) loss on disposal of assets was $6.5 million related to a loss on sale of an office building during the fiscal first quarter 2025.
Interest expense, net
Interest expense, net was $35.8 million in fiscal year 2025, an increase of $14.5 million, or 68.1%, compared to $21.3 million in the prior fiscal year. The increase was primarily driven by the securitized financing transaction completed on December 3, 2024, which increased our outstanding debt by $500.0 million, partially offset by additional interest income earned on our cash balances and interest earned on our investments as compared to the year ended December 28, 2024.
Investment (income) expense
Investment income was $93.7 million, an increase of $90.8 million compared to $2.9 million in the prior fiscal year. The increase was driven almost entirely by a gain recorded on the sale of the Company’s unconsolidated equity method investment in its United Kingdom franchisee during the fiscal first quarter 2025. See Note 10 of the Consolidated Financial Statements for further discussion.
Income tax expense
The effective tax rate in fiscal year 2025 was 26.5%, compared to an effective tax rate of 26.1% in the prior fiscal year. The increase in the effective tax rate was primarily due to an increase in state income taxes.

Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and borrowings available under our securitized financing facility. Our primary requirements for liquidity and capital are working capital, general corporate needs, capital expenditures, income tax payments, debt service requirements, and dividend payments. We generally utilize available cash flows from operations to invest in our business, service our debt obligations, pay dividends, and execute our share repurchase program. As of December 27, 2025, the Company had $228.5 million of cash, cash equivalents, and restricted cash on its balance sheet, including Ad Fund cash and cash equivalents.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility including our Variable Funding Notes (as defined below), will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
The following table shows summary cash flows information for fiscal years 2025 and 2024 (in thousands):

	Year ended
	December 27, 2025	December 28, 2024
Net cash provided by (used in):
Operating activities	$153,065	$157,610
Investing activities	(17,456)	(62,477)
Financing activities	(266,730)	144,765
Net change in cash, cash equivalents and restricted cash	$(131,121)	$239,898
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
Net cash provided by operating activities was $153.1 million in fiscal year 2025, a decrease of $4.5 million from cash provided by operating activities of $157.6 million in the prior fiscal year. The decrease is primarily due to changes in Ad Fund cash and cash equivalents, directly related to the timing of payments for expenses incurred for national advertising, partially offset by higher operating income.
Investing activities. Our net cash used in investing activities was $17.5 million in fiscal year 2025, a decrease of $45.0 million, from $62.5 million in fiscal year 2024. The decrease in cash used in investing activities was primarily due to the net investments proceeds of $31.2 million from the sale of non-controlling interest in our equity investment in LPH, and $17.3 million of proceeds from the sale of an office building.
Financing activities. Our net cash used in financing activities was $266.7 million in fiscal year 2025, primarily related to the repurchase of $221.9 million in common stock under our share repurchase program, dividend payments of $32.4 million, and tax payments of $13.9 million. Cash provided by financing activities of $144.8 million in fiscal year 2024 was primarily attributable to the additional borrowings under our 2024 Class A-2 Notes (as defined below) of $500.0 million, partially offset by share repurchases of $314.7 million, dividend payments of $28.9 million, and tax payments of $4.4 million.
Securitized financing facility. On December 3, 2024, we completed a securitized financing transaction, in which Wingstop Funding LLC, a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company (the “Issuer”), issued $500.0 million of its Series 2024-1 5.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2024 Class A-2 Notes”). The Issuer also increased the capacity of its revolving financing facility of Series 2022-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”) from $200.0 million to $300.0 million. Following the increase, borrowing capacity under the

Variable Funding Notes permits borrowings of up to a maximum principal amount of $300.0 million, of which a portion may be used to issue letters of credit. The 2024 Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “2024 Notes.” The proceeds from the securitized financing transaction were used to pay related transaction fees and expenses, strengthen our liquidity position and for general corporate purposes, including the repurchase of shares of the Company’s common stock. As of December 27, 2025, no borrowings were outstanding under the Variable Funding Notes.
In addition to the 2024 Notes, our outstanding debt consists of its existing Series 2022-1 3.734% Fixed Rate Senior Secured Notes, Class A-2 (the “2022 Notes”) and Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Notes”).
Dividends. We paid quarterly cash dividends of $0.27 per share of common stock in each of the first two quarters of 2025, and quarterly cash dividends of $0.30 per share of common stock in both the third and fourth quarters of 2025, resulting in aggregate quarterly dividend payments of $31.8 million in fiscal year 2025. On February 17, 2026, the Company’s board of directors approved a dividend of $0.30 per share, to be paid on March 27, 2026 to stockholders of record as of March 6, 2026, totaling approximately $8.3 million.
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
Share Repurchase Program. We have returned capital to shareholders through share repurchases, which historically have been primarily funded with cash generated from our operations and the 2024 Class A-2 Notes described above. During fiscal years 2025, 2024, and 2023, we used approximately $221.9 million, $314.7 million, and $125.4 million, respectively, to repurchase and retire shares of our common stock.
Since inception of our share repurchase program in August 2023, we have repurchased and retired an aggregate of 2,585,149 shares of common stock at an average price of $258.64 per share. As of December 27, 2025, approximately $91.3 million remained available for repurchase under our share repurchase program.
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
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. Although we enter into arrangements in an effort to mitigate the price volatility of food costs, there are no established fixed price markets for fresh bone-in chicken wings, so we may be subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 20.5% and 19.8% of our company-owned restaurant costs of sales in fiscal years 2025 and 2024, respectively. A hypothetical 10.0% increase in the bone-in chicken wing costs in fiscal year 2025 would have increased company-owned restaurant costs of sales by approximately $2.0 million during the year. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt consisted entirely of the $1,209.1 million incurred under the 2024 Notes, 2022 Notes and 2020 Notes as of December 27, 2025 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the Variable Funding Notes; however, the Company had no outstanding borrowings under its Variable Funding Notes as of December 27, 2025.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 27, 2025 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 27, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of December 27, 2025, our internal control over financial reporting is effective based on those criteria.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 27, 2025.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Wingstop Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Wingstop Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 27, 2025 and December 28, 2024, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 27, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP

Dallas, Texas
February 18, 2026

Item 9B.	Other Information
During the fiscal quarter ended December 27, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement” or "non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item 10 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 11.	Executive Compensation
Information required by this Item 11 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item 12 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The Company’s independent registered public accounting firm is KPMG LLP. Information required by this Item 14 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.

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
3.1
Amended and Restated Certificate of Incorporation of Wingstop Inc., as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on May 23, 2025 and incorporated herein by reference.

3.2
Amended and Restated Bylaws of Wingstop Inc., effective as of May 22, 2025, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37425) on May 23, 2025 and incorporated herein by reference.

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

10.18†
Form of Performance-Based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2024 Omnibus Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on September 15, 2025 and incorporated herein by reference.

10.19†
Form of Service-Based Restricted Stock Unit Award Agreement under the Wingstop Inc. 2024 Omnibus Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37425) on September 15, 2025 and incorporated herein by reference.

19.1	Wingstop Inc. Insider Trading Compliance Policy, filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 001-37425) on February 19, 2025 and incorporated herein by reference.
21.1*	List of Subsidiaries of Wingstop Inc.
23.1*	Consent of KPMG LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†	Wingstop Inc. Clawback Policy, filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (File No. 001-37425) and incorporated herein by reference.
101.INS*	Inline XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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
February 18, 2026
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael J. Skipworth	President and Chief Executive Officer, Director	February 18, 2026
Michael J. Skipworth	(Principal Executive Officer)
/s/ Alex R. Kaleida	Chief Financial Officer	February 18, 2026
Alex R. Kaleida	(Principal Financial and Accounting Officer)
/s/ Lynn Crump-Caine	Chair of the Board	February 18, 2026
Lynn Crump-Caine
/s/ Krishnan Anand	Director	February 18, 2026
Krishnan Anand
/s/ David L. Goebel	Director	February 18, 2026
David L. Goebel
/s/ Thomas R. Greco	Director	February 18, 2026
Thomas R. Greco
/s/ Michael J. Hislop	Director	February 18, 2026
Michael J. Hislop
/s/ Kate S. Lavelle	Director	February 18, 2026
Kate S. Lavelle
/s/ Kilandigalu M. Madati	Director	February 18, 2026
Kilandigalu M. Madati
/s/ Wesley S. McDonald	Director	February 18, 2026
Wesley S. McDonald
/s/ Anna M. Smith	Director	February 18, 2026
Anna M. Smith

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Wingstop Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Wingstop Inc. and subsidiaries (the Company) as of December 27, 2025 and December 28, 2024, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 27, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 27, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the sufficiency of audit evidence obtained over royalty revenue and advertising fees
As discussed in Notes 1 and 17 to the consolidated financial statements, the Company recognized $292.5 million of royalty revenue and $247.6 million of advertising fees for the year ended December 27, 2025. Royalty revenue and advertising fees are calculated as a percentage of franchise restaurant sales over the term of the franchise agreement.
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
Dallas, Texas
February 18, 2026

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value data)

	December 27, 2025	December 28, 2024

Assets
Current assets
Cash and cash equivalents	$196,572	$315,910
Restricted cash	25,994	20,868
Accounts receivable, net	20,823	19,661
Prepaid expenses and other current assets	7,956	6,520
Advertising fund assets, restricted	16,143	32,659
Total current assets	267,488	395,618
Property and equipment, net	130,581	125,953
Operating lease assets	48,637	49,046
Goodwill	83,875	74,718
Trademarks	32,700	32,700
Investments	87,164	8,511
Other non-current assets, net	42,964	29,700
Total assets	$693,409	$716,246
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$12,846	$6,943
Current portion of operating lease liabilities	3,232	1,059
Other current liabilities	49,744	46,782
Advertising fund liabilities	16,143	32,659
Total current liabilities	81,965	87,443
Long-term debt, net	1,209,094	1,206,201
Operating lease liabilities	58,080	58,169
Deferred revenues, net of current	47,721	38,877
Deferred income tax liabilities, net	33,142	1,085
Other non-current liabilities	169	57
Total liabilities	1,430,171	1,391,832
Commitments and contingencies (see Note 13)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 27,540,619 and 28,662,614 shares issued and outstanding as of December 27, 2025 and December 28, 2024, respectively	275	287
Additional paid-in-capital	1,529	1,568
Retained deficit	(744,915)	(676,940)
Accumulated other comprehensive income (loss)	6,349	(501)
Total stockholders' deficit	(736,762)	(675,586)
Total liabilities and stockholders' deficit	$693,409	$716,246
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023

Revenue:
Royalty revenue, franchise fees and other	$321,782	$288,354	$207,077
Advertising fees	247,619	217,630	157,138
Company-owned restaurant sales	127,452	119,823	95,840
Total revenue	696,853	625,807	460,055
Costs and expenses:
Cost of sales (1)	96,058	91,632	70,646
Advertising expenses	261,545	233,306	166,583
Selling, general and administrative	128,356	116,801	96,898
Depreciation and amortization	25,068	19,490	13,239
(Gain) loss on disposal of assets	6,535	(1,038)	95
Total costs and expenses	517,562	460,191	347,461
Operating income	179,291	165,616	112,594
Interest expense, net	35,784	21,292	18,227
Investment (income) expense	(93,682)	(2,866)	57
Income before income tax expense	237,189	147,190	94,310
Income tax expense	62,922	38,473	24,135
Net income	$174,267	$108,717	$70,175

Earnings per share
Basic	$6.23	$3.72	$2.36
Diluted	$6.21	$3.70	$2.35

Other comprehensive income (loss)
Currency translation adjustment	$6,850	$(160)	$296
Other comprehensive income (loss)	6,850	(160)	296
Comprehensive income	$181,117	$108,557	$70,471
(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 26, 2022	29,932,668	300	2,797	(393,321)	(637)	(390,861)
Net income	—	—	—	70,175	—	70,175
Shares issued under stock plans	65,779	—	951	—	—	951
Tax payments for restricted stock upon vesting	(14,575)	—	—	(2,480)	—	(2,480)
Stock-based compensation expense	—	—	15,558	—	—	15,558
Dividends declared on common stock and equivalents	—	—	(16,239)	(8,490)	—	(24,729)
Purchases of common stock	(645,952)	(7)	(391)	(125,878)	—	(126,276)
Currency translation adjustment	—	—	—	—	296	296
Balance at December 30, 2023	29,337,920	293	2,676	(459,994)	(341)	(457,366)
Net income	—	—	—	108,717	—	108,717
Shares issued under stock plans	58,234	1	1,556	—	—	1,557
Tax payments for restricted stock upon vesting	(12,736)	—	—	(4,427)	—	(4,427)
Stock-based compensation expense	—	—	22,060	—	—	22,060
Dividends declared on common stock and equivalents	—	—	(11,524)	(17,376)	—	(28,900)
Purchases of common stock	(720,804)	(7)	(13,200)	(303,860)	—	(317,067)
Currency translation adjustment	—	—	—	—	(160)	(160)
Balance at December 28, 2024	28,662,614	287	1,568	(676,940)	(501)	(675,586)
Net income	—	—	—	174,267	—	174,267
Shares issued under stock plans	144,418	—	1,367	—	—	1,367
Tax payments for restricted stock upon vesting	(48,020)	—	—	(13,854)	—	(13,854)
Stock-based compensation expense	—	—	24,878	—	—	24,878
Dividends declared on common stock and equivalents	—	—	(13,505)	(18,730)	—	(32,235)
Purchases of common stock	(1,218,393)	(12)	(12,779)	(209,658)	—	(222,449)
Currency translation adjustment	—	—	—	—	6,850	6,850
Balance at December 27, 2025	27,540,619	275	1,529	(744,915)	6,349	(736,762)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Operating activities
Net income	$174,267	$108,717	$70,175
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,068	19,490	13,239
Deferred income taxes	35,866	(1,809)	(1,551)
Stock-based compensation expense	24,878	22,060	15,558
(Gain) loss on disposal of assets	6,535	(1,038)	95
Gain on sale of investment	(92,485)	—	—
Non cash investment income	(8,770)	—	—
Amortization of debt issuance costs	3,129	2,150	2,043
Changes in operating assets and liabilities:
Accounts receivable	(1,162)	(7,253)	(2,947)
Prepaid expenses and other assets	(10,968)	(13,221)	599
Advertising fund assets and liabilities, net	(16,910)	4,778	10,093
Accounts payable and other current liabilities	3,359	2,928	10,634
Deferred revenue	9,941	9,249	3,593
Other non-current liabilities	317	11,559	70
Cash provided by operating activities	153,065	157,610	121,601

Investing activities
Purchases of property and equipment	(47,441)	(51,929)	(40,833)
Acquisition of restaurants from franchisee	(18,532)	(14,048)	(10,832)
Proceeds from sales of assets	17,330	4,000	320
Payments for investments	(76,513)	(500)	(808)
Proceeds from sale of investments	107,700	—	—
Cash used in investing activities	(17,456)	(62,477)	(52,153)

Financing activities
Proceeds from exercise of stock options	1,367	1,557	951
Purchases of common stock	(221,859)	(314,664)	(125,401)
Borrowings of long-term debt	—	500,000	—
Repayments of long-term debt	—	—	(3,650)
Payment of deferred financing costs and other debt-related costs	—	(8,832)	—
Tax payments for restricted stock upon vesting	(13,856)	(4,427)	(2,480)
Dividends paid	(32,382)	(28,869)	(24,907)
Cash (used in) provided by financing activities	(266,730)	144,765	(155,487)

Net change in cash, cash equivalents, and restricted cash	(131,121)	239,898	(86,039)
Cash, cash equivalents, and restricted cash at beginning of period	359,574	119,676	205,715
Cash, cash equivalents, and restricted cash at end of period	$228,453	$359,574	$119,676

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Supplemental information:
Accrued capital expenditures	$6,294	$3,955	$2,963
Cash paid for interest	$52,150	$22,697	$22,740
Cash paid for taxes	$27,400	$38,842	$27,918
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Basis of Presentation and Summary of Significant Accounting Policies
Overview
Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of December 27, 2025, the Company had a total of 3,056 restaurants in its system. The Company's restaurant base is approximately 98% franchised, with 2,999 franchised restaurants (including 470 international restaurants) and 57 company-owned restaurants as of December 27, 2025.
Summary of Significant Accounting Policies

(a)	Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Wingstop Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the financial statements and accompanying footnotes to conform to the Company’s current period presentation.

(b)	Fiscal Year End
The Company uses a 52/53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2025, 2024, and 2023 each consisted of 52 weeks.

(c)	Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions, primarily related to long-lived asset valuation, indefinite and finite lived intangible asset valuation, income taxes, investments, leases, stock-based compensation, and contingencies. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Although management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, actual results could differ from those estimates.

(d)	Cash, Cash Equivalents, and Restricted Cash
The Company continually monitors its positions with, and the credit quality of, the financial institutions in which it maintains its deposits and investments. As of December 27, 2025 and December 28, 2024, the Company maintained balances in various cash accounts in excess of federally insured limits. All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents.
Restricted cash includes cash and cash equivalents held for future principal and interest payments as required by the Company's debt agreements (see Note 11). The Company also has Advertising fund restricted cash, which can only be used for activities related to the promotion of the Wingstop brand.

Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets that are included in the Consolidated Statements of Cash Flows as of December 27, 2025 and December 28, 2024 were as follows (in thousands):

	December 27, 2025	December 28, 2024
Cash and cash equivalents	$196,572	$315,910
Restricted cash	25,994	20,868
Restricted cash, included in Advertising fund assets, restricted	5,887	22,796
Total cash, cash equivalents, and restricted cash	$228,453	$359,574

(e)	Accounts Receivable
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

(i)	Impairment or Disposal of Long-Lived Assets
Property and equipment and finite-life intangible assets are reviewed for impairment periodically and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment and finite-lived intangible assets is performed at the component level, which is generally an individual restaurant and requires judgment and an estimate of future restaurant generated cash flows. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections. The Company did not record any impairment losses on long-lived assets in fiscal years 2025, 2024, or 2023.

(j)	Goodwill and Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets consist of goodwill and trademarks, which are not subject to amortization. We generally record goodwill in connection with the acquisition of restaurants from franchisees. On an annual basis (October 1st of each fiscal year) and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, the Company reviews the recoverability of goodwill and indefinite-lived intangible assets. No indications of impairment were identified during fiscal years 2025, 2024, or 2023.
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
The Company has entered into food and beverage supply agreements with certain major vendors. Pursuant to the terms of these arrangements, rebates are provided to the Company from the vendors based upon the dollar volume of purchases for company-owned restaurants and franchised restaurants. These incentives are recognized as earned throughout the year and are classified as a reduction in Cost of sales with any consideration received in excess of the total expense of the vendor’s products included within Royalty revenue, franchise fees and other within the Consolidated Statements of Comprehensive Income. The incentives recognized were approximately $24.5 million, $25.3 million, and $17.7 million, during fiscal years 2025, 2024, and 2023, respectively, of which $3.2 million, $3.1 million, and $2.3 million was classified as a reduction in Cost of sales during fiscal years 2025, 2024, and 2023, respectively.

(n)	Advertising Expenses
The Company administers the Ad Fund, for which a percentage of gross sales is collected from domestic restaurant franchisees and company-owned restaurants to be used for various forms of advertising for the Wingstop brand. Effective the first day of fiscal year 2025, domestic franchisees’ contribution rates to the national advertising fund increased to 5.5%, up from 5.3%, of gross sales. The national advertising fund contribution rate was 5.3% for fiscal year 2024.
The Company administers and directs the development of all advertising and promotion programs in the Ad Fund for which it collects advertising contributions in accordance with the provisions of its franchise agreements. The Company has a contractual obligation with regard to these advertising contributions. The Company consolidates and reports all assets and liabilities of the Ad Fund as restricted assets of the Ad Fund and liabilities of the Ad Fund within current assets and current liabilities, respectively, in the Consolidated Balance Sheets. As of December 27, 2025, the restricted assets and liabilities of the Ad Fund consisted of $5.9 million of cash and cash equivalents, $10.2 million of accounts receivable, $10.2 million of accrued expenses, and $5.9 million of accounts payable. As of December 28, 2024, the restricted assets and liabilities of the Ad Fund consisted of $23.7 million of cash and cash equivalents, $9.0 million of accounts receivable, $15.3 million of accrued expenses, and $17.3 million of accounts payable.
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
Advertising expenses incurred by company-owned restaurants are included within Cost of sales in the Consolidated Statements of Comprehensive Income. Company-owned restaurants incurred advertising expenses of $7.2 million, $6.3 million, and $4.9 million in fiscal years 2025, 2024, and 2023, respectively.

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
In November 2024, Financial Accounting Standards Board (the “FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires, for each relevant expense caption on the income statement, detailed disclosure amounts for purchases of inventory, employee compensation, depreciation, and intangible asset amortization. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03 for all public business entities to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 can be applied either prospectively or retrospectively. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This amendment introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. The amendment is effective for annual and interim reporting periods beginning after December 15, 2025, on a prospective basis, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which updated software development recognition guidance. The guidance is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our financial statements and disclosures.
Recently adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted this guidance for the fiscal year ending December 27, 2025. Refer to Note 9 for our disclosure related to income taxes.
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

Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Fiscal Year
	December 27, 2025	December 28, 2024	December 30, 2023
Basic weighted average shares outstanding	27,974	29,262	29,769
Dilutive shares	100	122	87
Diluted weighted average shares outstanding	28,074	29,384	29,856
At December 27, 2025 and December 28, 2024, approximately 1,000 equity awards were outstanding and were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive. No equity awards were excluded from the dilutive earnings per share calculation at December 30, 2023 because the effect would have been anti-dilutive.

(3)	Stockholders’ Deficit
Dividends
In connection with the Company's regular dividend program, the Company declared and paid dividends of $31.8 million, or $1.14 per common share, in fiscal year 2025, $28.7 million, or $0.98 per common share, in fiscal year 2024, and $24.4 million, or $0.82 per common share, in fiscal year 2023.
Subsequent to the end of fiscal year 2025, on February 17, 2026, the Company’s board of directors declared a quarterly dividend of $0.30 per share of common stock, to be paid on March 27, 2026 to stockholders of record as of March 6, 2026, totaling approximately $8.3 million.
Share Repurchase Program
The following table summarized shares repurchased and retired, and the average price per share, during the periods presented:

	December 27, 2025		December 28, 2024		December 30, 2023
	# of shares	Weighted average price per share	# of shares	Weighted average price per share	# of shares	Weighted average price per share
2023 & 2024 ASR Agreements	317,202	292.28	551,325	305.33	645,952	$193.51
Share repurchases	901,191	243.81	169,479	377.09	—	—
Total share repurchases	1,218,393	$256.43	720,804	$322.20	645,952	$193.51
In August 2023, the Company announced a share repurchase program (the "Share Repurchase Program”), authorizing the repurchase of up to $250.0 million of its outstanding shares of common stock and entered into an accelerated share repurchase agreement (the “2023 ASR Agreement”) with a third-party financial institution to repurchase $125.0 million of the Company’s common stock. Final settlement of the 2023 ASR Agreement occurred in December 2023.
In December 2024, the Company’s Board of Directors authorized the purchase of an additional $500.0 million of its outstanding shares of common stock under the Share Repurchase Program and entered into an accelerated share repurchase agreement (the "2024 ASR Agreement”) with a third-party financial institution to repurchase $250.0 million of the Company’s common stock. Final settlement of the 2024 ASR Agreement occurred in February 2025.
Since the inception of the Company’s share repurchase program in August 2023, the Company has repurchased and retired 2,585,149 shares of its common stock at an average price of $258.64. As of December 27, 2025, $91.3 million remained available under the Share Repurchase Program.

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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Certain assets are measured at fair value on a non-recurring basis using Level 3 inputs. The fair value of the Company’s preferred equity investment in the Company’s United Kingdom master franchisee Lemon Pepper Holdings Ltd. (“LPH”) was estimated using a discounted cash flow model that incorporates unobservable inputs, including expected cash flows, discount rates, and an assumed maturity term of approximately five years.
Based on this valuation approach, the estimated fair value of the preferred investment was determined at $87.5 million. The carrying value of the investment as of December 27, 2025 was $85.6 million, net of an allowance for credit losses of $5.1 million.
Fair value of debt and the investment in debt securities are determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	December 27, 2025		December 28, 2024
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$472,800	$456,961	$472,800	$439,846
2022-1 Class A-2 Senior Secured Notes (1)	Level 2	$248,125	$240,061	$248,125	$230,905
2024-1 Class A-2 Senior Secured Notes (1)	Level 2	$500,000	$514,500	$500,000	$496,050
Investments in bonds of LPH (2)	Level 3	$85,597	$87,482	$3,699	$4,560
(1) The fair value of the 2020-1, 2022-1, and 2024-1 Class A-2 Senior Secured Notes was estimated using available market information.
(2) The fair value approximates discounted cash flows using current market rates for debt investments with similar maturities and credit risk. Refer to Note 10 for additional information regarding the Company’s investments
The Company also measures certain non-financial assets (primarily long-lived assets, intangible assets, and goodwill) at fair value on a non-recurring basis in connection with its periodic evaluations of such assets for potential impairment.

(5)	Accounts Receivable, net
Accounts receivable, net, consist of the following (in thousands):

	December 27, 2025	December 28, 2024
Vendor rebates receivable	$7,202	$7,575
Royalties receivable	10,611	8,641
Other receivables, net	3,010	3,445
Accounts receivable, net	$20,823	$19,661

(6)	Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	December 27, 2025	December 28, 2024
Building	$—	$15,769
Construction in progress	37,438	15,088
Equipment, furniture and fixtures	27,040	21,900
Leasehold and other improvements	35,008	37,560
Capitalized software	88,960	79,186
Land	—	2,828
Property and equipment, gross	188,446	172,331
Less: accumulated depreciation	(57,865)	(46,378)
Property and equipment, net	$130,581	$125,953
Depreciation expense was $20.8 million, $16.2 million, and $10.6 million for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively.

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
The following is a summary of goodwill balances and activity (in thousands):

	December 27, 2025	December 28, 2024
Balance, beginning of period	$74,718	$67,708
Acquisition of restaurants, net	9,157	7,010
Balance, end of period	$83,875	$74,718
Intangible assets, excluding goodwill, consisted of the following (in thousands):

	December 27, 2025	December 28, 2024	Weighted Average Amortization Period (in years)
Intangible assets:
Trademarks	$32,700	$32,700
Indefinite-lived assets	32,700	32,700
Customer relationships (1)	26,300	26,300	20.0
Franchise rights (1)	29,979	20,879	7.3
Less: accumulated amortization	(32,106)	(27,814)
Definite-lived assets	24,173	19,365	14.7
Intangible assets, net	$56,873	$52,065
(1)Included within Other non-current assets, net within the Consolidated Balance Sheets.

Amortization expense for definite-lived intangibles was $4.3 million in fiscal year 2025, $3.3 million in fiscal year 2024, and $2.7 million in fiscal year 2023. Estimated amortization expense, for the five succeeding fiscal years and the aggregate thereafter is (in thousands):

Fiscal year 2026	$4,950
Fiscal year 2027	4,819
Fiscal year 2028	4,636
Fiscal year 2029	4,332
Fiscal year 2030	2,209
Thereafter	3,227
Total	$24,173

(8)	Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 27, 2025	December 28, 2024
Accrued payroll and incentive compensation	$11,371	$15,516
Current portion of deferred revenues	6,928	5,963
Other accrued liabilities	31,445	25,303
Total	$49,744	$46,782

(9)	Income Taxes
Income tax expense for the fiscal years 2025, 2024, and 2023 consisted of the following (in thousands):

	Fiscal Year
	December 27, 2025	December 28, 2024	December 30, 2023
Income (losses) before taxes
U.S.	$134,071	$153,831	$97,182
Foreign	103,118	(6,641)	(2,872)
Total income before taxes	$237,189	$147,190	$94,310
Current expense
Federal	$21,292	$32,597	$19,398
State	4,647	6,389	4,586
Foreign	1,120	1,296	610
Deferred expense (benefit)
Federal	31,751	(1,533)	(314)
State	3,115	(276)	(145)
Foreign	997	—	—
Income tax expense	$62,922	$38,473	$24,135
We adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements To Income Tax Disclosures" on a prospective basis beginning with the year ended December 27, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended December 27, 2025 (in thousands):

	December 27, 2025
U.S. federal statutory tax rate	$49,809	21.00%
State and local taxes, net of federal income tax effect (a)	6,655	2.81
Foreign tax effects	2,117	0.89
Effects of cross-border tax laws
Subpart F income	7,042	2.97
Basis difference in foreign investments	15,690	6.61
Other	(1,233)	(0.52)
Tax credits	(2,030)	(0.85)
Nontaxable or nondeductible items
Excess tax benefits from equity compensation	(4,035)	(1.70)
Officer compensation disallowance	8,560	3.61
Reversal of GAAP gain on sale of business interest	(20,420)	(8.61)
Other	(995)	(0.42)
Changes in unrecognized tax benefits	3,114	1.31
Other adjustments	(1,352)	(0.57)
Effective tax rate	62,922	26.53%
(a) State taxes in California and Texas made up the majority (greater than 50 percent) of the tax effect in this category.

The following table presents the required disclosures prior to adoption of ASU 2023-09 and reconciles the income tax at the U.S. federal statutory tax rate to the global effective income tax rate for fiscal years 2024 and 2023 in dollars (in thousands):

	December 28, 2024	December 30, 2023
Expected income tax expense at statutory rate	$30,910	$19,777
Excess tax benefits from equity compensation	(2,404)	(1,275)
Non-deductible expenses	5,954	3,106
State tax expense, net of federal benefit	4,771	3,164
Foreign tax expense	1,296	610
Foreign tax and other tax credits	(2,708)	(1,760)
Increase in unrecognized tax benefit	672	398
Other	(18)	115
Income tax expense	$38,473	$24,135

The components of deferred tax assets (liabilities) were as follows (in thousands):

	December 27, 2025	December 28, 2024
Deferred tax assets:
Deferred revenue	$8,911	$6,671
Accrued incentive compensation	1,171	2,096
Stock based compensation	1,753	1,766
Lease liabilities	14,277	13,601
Intangible assets	483	294
Other	1,778	1,112
Net operating loss carry-forwards and credits	538	538
Valuation allowance	(577)	(577)
	28,334	25,501
Deferred tax liabilities:
Intangible assets	(14,800)	(10,275)
Research and development expenses	(15,657)	(733)
Right of use assets	(11,326)	(11,227)
Property and equipment	(1,298)	(4,351)
Basis difference in foreign investments	(18,395)	—
	(61,476)	(26,586)
Net deferred tax liability	$(33,142)	$(1,085)
The Company had a state net operating loss carry-forward of $23.3 million at December 27, 2025 and December 28, 2024. The state net operating loss carry forwards begin to expire in 2030.
The Company had a valuation allowance of $0.6 million against its deferred tax assets as of December 27, 2025 and December 28, 2024. In assessing whether a deferred tax asset will be realized, the Company considers whether it is more likely than not that either some portion or all of the deferred tax assets will not be realized. The Company considers the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize a portion of the benefits of the federal and state deductible differences.
The Company files income tax returns, which are periodically audited by various federal and state jurisdictions. The Company's income tax returns prior to tax year 2021 are generally considered closed to examination by the applicable tax authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 26, 2022	$1,298
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	(65)
Additions for tax positions of current year	468
Subtractions for tax positions of current year	—
Balance as of December 30, 2023	1,701
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	(118)
Additions for tax positions of current year	740
Subtractions for tax positions of current year	—
Balance as of December 28, 2024	2,323
Additions for tax positions of prior years	—
Subtractions for tax positions of prior years	(76)
Additions for tax positions of current year	3,061
Subtractions for tax positions of current year	—
Balance as of December 27, 2025	$5,308
As of December 27, 2025 and December 28, 2024, the accrued interest and penalties on the unrecognized tax benefits were $1.7 million and $0.9 million, respectively, excluding any related income tax benefits. The Company recorded accrued interest related to the unrecognized tax benefits and penalties as a component of the provision for income taxes recognized in the Consolidated Statement of Comprehensive Income.
At December 27, 2025 and December 28, 2024, the amount of unrecognized tax benefits was $5.3 million and $2.3 million, respectively, which, if ultimately recognized, would reduce the Company’s effective tax rate.
The components of income taxes paid were as follows (in thousands):

December 27, 2025
Net income taxes paid - federal	$21,394
Net income taxes paid - state
California	2,417
Other states	2,301
Net income taxes paid - foreign	1,288
Income taxes paid	$27,400
On July 4, 2025, the One Big Beautiful Bill Act ("the Act") was signed into law. The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100 percent bonus depreciation, domestic research cost expensing, and makes modifications to the international tax framework. The Act includes multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. All relevant law changes taking effect in 2025 are reflected in the December 27, 2025 financial statements. We will continue to evaluate the impact of the Act's provisions that take effect in future years.

(10)	Investments
In the first fiscal quarter of 2025, LPH, which was an unconsolidated equity method investment of the Company, completed a transaction to sell all its outstanding equity to a third party. The Company received proceeds of $107.7 million in the fiscal first quarter 2025 and recognized a gain of $97.2 million in Investment (income) expense on the Consolidated Statements of Comprehensive Income. The Company reinvested $75.4 million in a newly formed entity for an 18.75% non-controlling equity interest.
Substantially all of the reinvestment in the newly formed entity consisted of preference shares, which will be accounted for as held-to-maturity debt securities, recorded on an amortized cost basis. Interest income related to the securities will be recognized using the effective interest method in Interest expense, net on the Consolidated Statements of Comprehensive Income. Held-to-maturity debt securities are evaluated for credit losses on a quarterly basis under CECL methodology with an allowance recorded within Investments on the Consolidated Balance Sheets for expected lifetime credit losses. When evaluating an investment for its current expected credit losses, the Company reviews factors such as credit ratings, term and macroeconomic trends, including current conditions and forecasts to the extent they are reasonable and supportable. In connection with the investment in preference shares during the fiscal first quarter 2025, the Company recorded a provision for credit losses of $4.7 million in Investment (income) expense on the Consolidated Statements of Comprehensive Income.
In addition, the Company received 18.75% of the outstanding common shares, which will be accounted for using the equity method of accounting, under which the Company’s share of the income of the investee will be recorded in Investment (income) expense on the Consolidated Statements of Comprehensive Income.

(11)	Debt Obligations
Long-term debt consisted of the following components (in thousands):

	December 27, 2025	December 28, 2024
2020-1 Class A-2 Senior Secured Notes	$472,800	472,800
2022-1 Class A-2 Senior Secured Notes	248,125	248,125
2024-1 Class A-2 Senior Secured Notes	500,000	500,000
Debt issuance costs, net of amortization	(11,831)	(14,724)
Less: current portion of debt	—	—
Long-term debt, net	$1,209,094	$1,206,201
As of December 27, 2025, the scheduled principal payments on debt were as follows (in thousands):

Fiscal year 2026	$—
Fiscal year 2027	472,800
Fiscal year 2028	—
Fiscal year 2029	248,125
Fiscal year 2030	—
Thereafter	500,000
Total	$1,220,925
Securitized Financing Facility
On December 3, 2024, the Company completed a securitized financing transaction, in which Wingstop Funding LLC, a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company (the “Issuer”), issued $500 million of its Series 2024-1 5.858% Fixed Rate Senior Secured Notes, Class A-2 (the “2024 Class A-2 Notes”). The Issuer also increased the capacity of its revolving financing facility of Series 2022-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”) from $200 million to $300 million. Following the increase, borrowing capacity under the Variable Funding Notes permits borrowings of up to a maximum principal amount of $300 million, of which a portion may be used to issue letters of credit. The 2024 Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “2024 Notes.” The proceeds from the securitized financing transaction were used to pay related transaction fees and expenses, strengthen the Company's liquidity position and for general corporate purposes, including the repurchase of shares of the Company’s common stock.
In addition to the 2024 Notes, the Company’s outstanding debt consists of its existing Series 2022-1 3.734% Fixed Rate Senior Secured Notes, Class A-2 (the “2022 Notes”) and Series 2020-1 2.84% Fixed Rate Senior Secured Notes, Class A-2 (the “2020 Notes”), which have an anticipated repayment date of March 2029 and December 2027, respectively. No borrowings were outstanding under the Variable Funding Notes as of December 27, 2025.
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

The 2020 Notes, 2022 Notes, and the 2024 Notes (together, the “Notes”) are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, that the assets pledged as collateral for the Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information, and similar matters. The Notes are also subject to customary rapid amortization events provided for in the indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain change of control and manager termination events, an event of default, and the failure to repay or refinance the Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of December 27, 2025, the Company was in compliance with all financial covenants.
Total debt issuance costs incurred and capitalized in connection with the issuance of the 2024 Notes and 2022 Notes were $8.0 million and $5.5 million, respectively.
As of December 27, 2025, the Company’s leverage ratio under the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes was less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company elected to suspend payments following the principal payment made in the second quarter of 2023, and the entire outstanding balance of the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026. The 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes are generally subject to 1% annual amortization.

(12)	Leases
The Company determines whether an arrangement is a lease at inception. The Company has operating leases for retail store locations, office space, and equipment. The Company's leases have remaining terms of 0.4 years to 12.2 years, some of which include options to extend the lease term for up to ten years. Lease terms may include options to renew when it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Components of lease expense were as follows (in thousands):

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Operating lease cost (1)	$7,698	$6,813	$3,523
Variable lease cost (2)	1,101	987	733
Total lease cost	$8,799	$7,800	$4,256

(1) Includes short-term leases, which are immaterial.
(2) Primarily related to adjustments for inflation, common area maintenance, and property tax.

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Operating cash flow information:
Cash paid (received) for amounts included in the measurement of lease liabilities (1)	$6,954	$(3,658)	$3,348
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,540	$43,101	$6,346

(1) Includes tenant improvement reimbursements received.
Supplemental balance sheet information related to our operating leases is as follows (in thousands):

		Year Ended
	Balance Sheet Classification	December 27, 2025	December 28, 2024
Right-of-use assets	Other non-current assets, net	$48,637	$49,046
Current lease liabilities	Other current liabilities	3,232	1,059
Non-current lease liabilities	Other non-current liabilities	58,080	58,169
Weighted average lease term and discount rate information related to leases was as follows:

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Weighted average remaining lease term of operating leases	11.0 years	11.3 years	7.1 years
Weighted average discount rate of operating leases	6.25%	6.08%	4.52%
Maturities of lease liabilities by fiscal year are as follows (in thousands):

Fiscal year 2026	$8,335
Fiscal year 2027	8,269
Fiscal year 2028	8,304
Fiscal year 2029	7,955
Fiscal year 2030	7,755
Thereafter	46,180
Total future minimum lease payments	86,798
Less: imputed interest	(25,486)
Total lease liabilities	$61,312

(13)	Commitments and Contingencies
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
The Company sponsors a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. The Company made matching contributions of approximately $1.5 million, $1.2 million, and $1.1 million for fiscal years 2025, 2024, and 2023, respectively.

(15)	Stock-Based Compensation
In May 2024, the Company’s stockholders approved the adoption of the 2024 Omnibus Award Plan (the “2024 Plan”). All equity grants subject to FASB ASC Topic 718 after the date of approval are made under the 2024 Plan. No further equity grants after that date are permitted under the 2015 Omnibus Award Plan (as amended, the “2015 Plan”). The 2024 Plan is currently the only equity plan from which future equity awards may be granted, but outstanding awards granted under the 2015 Plan will continue to be governed by the terms of the 2015 Plan and the underlying award agreement. The 2024 Plan provides for the grant or award of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, cash-based awards and other stock-based awards to employees, directors, and other eligible persons. Stock options issued under the 2024 Plan expire ten years from the date of the grant. As of December 27, 2025, there were approximately 1.6 million shares available for future grants under the 2024 Plan.
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
Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period. The Company recognized approximately $24.9 million, $22.1 million, and $15.6 million in stock compensation expense, net of forfeitures, for fiscal years 2025, 2024, and 2023, respectively, with a corresponding increase to additional paid-in-capital. The Company recognized forfeitures of $2.2 million and $0.8 million for fiscal years 2025 and 2024, respectively. Stock compensation expense is included in Selling, general and administrative in the Consolidated Statements of Comprehensive Income. Assumptions made regarding forfeitures in determining the remaining unamortized share-based compensation are re-evaluated periodically.
Stock Options
The following table summarizes stock option activity:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Term (in years)
Stock options outstanding at December 28, 2024	20	$125.17	$3,266	6.6
Options granted	—	—
Options exercised	(5)	134.74
Options forfeited	—	—
Stock options outstanding at December 27, 2025	15	122.44	$2,120	5.5
Stock options exercisable at December 27, 2025	16	$122.44	$2,120	5.5
The total intrinsic value of stock options exercised was $1.0 million, $2.0 million, and $0.4 million for fiscal years 2025, 2024, and 2023, respectively. As of December 27, 2025, there was no unrecognized stock compensation expense related to non-vested stock options.

Restricted Stock Units
Restricted stock units are granted to employees and generally vest in equal annual amounts over a three year period. The fair value of restricted stock units is based on the closing price on the date of grant.
The following table summarizes activity related to restricted stock units:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at December 28, 2024	75	$220.38
Units granted	98	250.97
Units vested	(43)	172.68
Units forfeited	(11)	254.18
Nonvested restricted stock units at December 27, 2025	119	$259.66
As of December 27, 2025, total unrecognized compensation expense related to unvested restricted stock units was $24.3 million, which is expected to be recognized over a weighted-average period of 2.4 years. The weighted-average grant date fair value of restricted stock units granted was $250.97, $362.70, and $174.57 in fiscal years 2025, 2024, and 2023, respectively. The total fair value of restricted stock units that vested in fiscal years 2025, 2024, and 2023 was $7.4 million, $4.0 million, and $2.1 million, respectively.
Performance Stock Units
Performance stock units (“PSUs”) represent a right to receive a certain number of shares of common stock based on the achievement of company performance goals and continued employment during the vesting period. Performance stock units cliff-vest at the end of a three year service period, cliff-vest at the end of a five year service period, or vest in equal annual amounts over a three year period. Vested amounts may range from 0% to a maximum of 250% of targeted amounts depending on the achievement of performance measures at the end of each vesting period. Such performance measures are based on the Company meeting net new restaurant targets, return on incremental investment targets, or sales targets for the vesting period. The fair value of PSUs is based on the closing price on the date of grant. The compensation expense related to these PSUs is recognized over the vesting period when the achievement of the performance conditions becomes probable. The total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest.
The following table summarizes activity related to performance stock units:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested performance stock units at December 28, 2024	91	$208.62
Units granted (a)	145	159.13
Units vested	(90)	135.96
Units forfeited	(4)	270.72
Nonvested performance stock units at December 27, 2025	142	$250.38

(a) Includes 52,000 incremental PSUs earned with respect to the PSUs granted in fiscal year 2022 and vested in fiscal year 2025 at greater than 100% of target based on performance.
As of December 27, 2025, total unrecognized compensation expense related to unvested PSUs was $25.5 million, which is expected to be recognized over a weighted average period of 2.3 years. The weighted-average grant date fair value of performance stock units granted was $159.13, $306.61, and $145.15 in fiscal years 2025, 2024, and 2023, respectively. The total fair value of performance stock units that vested in fiscal years 2025, 2024, and 2023 was $12.2 million, $2.5 million, and $3.1 million, respectively.

(16)	Restaurant Transactions
The Company acquired five restaurants from franchisees during the fiscal year ended December 27, 2025, four restaurants from franchisees during the fiscal year ended December 28, 2024, and three restaurants from franchisees during the fiscal year ended December 30, 2023. The total purchase prices are reflected in the table below and were all funded by cash flows from operations.
The following table summarizes the allocations of the purchase prices to the estimated fair values of assets acquired and liabilities assumed as a result of these acquisitions (in thousands):

	Fiscal Year
	December 27, 2025	December 28, 2024	December 30, 2023
Working capital	$82	$44	$—
Property and equipment	193	253	217
Reacquired franchise rights	9,100	6,710	5,330
Goodwill	9,157	7,041	5,285
Total purchase price	$18,532	$14,048	$10,832
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
$1.0 million pre-tax gain on the sale of the related assets and liabilities, which was net of a $31,000 reduction in goodwill. The net gain on these restaurant sales was recorded in (Gain) loss on disposal of assets in the Consolidated
Statements of Comprehensive Income.

(17)	Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the fiscal years 2025, 2024, and 2023 (in thousands):

	Fiscal Year
	December 27, 2025	December 28, 2024	December 30, 2023
Royalty revenue	$292,466	$259,632	$186,455
Advertising fees	247,619	217,630	157,138
Franchise fees	6,505	6,080	5,064
Franchise fee, development fees, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the current fiscal year was included in the deferred revenue balance as of December 28, 2024. Approximately $13.6 million and $13.5 million of deferred revenue as of December 27, 2025 and December 28, 2024, respectively, relates to restaurants that were not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.5 years. The Company did not have any material contract assets as of December 27, 2025.

(18)	Segment Information
In accordance with Segment Reporting, the Company uses the management approach for determining its reportable segments. The management approach is based upon the way that management reviews performance and allocates resources.
The Company has one reportable segment: restaurants. The restaurant segment sells food and beverage through its company-owned restaurants as well as collects royalties, franchise fees, and Ad Fund contributions from franchised restaurants. The restaurant segment derives revenue from both company-owned and franchised restaurants domestically and from franchised restaurants across 18 international countries and territories. The Company manages the business activities on a consolidated basis, as Wingstop restaurants all have similar customers, sell similar products, and have a similar process to sell those products. The measure of restaurant segment assets is reported as Total assets on the Consolidated Balance Sheets. The accounting policies of the restaurant segment are the same as those described in Note 1.
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

Financial information for the Company’s reportable segment is as follows (in thousands):

	Fiscal Year
	December 27, 2025	December 28, 2024	December 30, 2023
Revenue:
Royalty revenue, franchise fees and other	$321,782	$288,354	$207,077
Advertising fees	247,619	217,630	157,138
Company-owned restaurant sales	127,452	119,823	95,840
Total revenue	696,853	625,807	460,055
Cost of sales:
Food, beverage and packaging costs	46,893	43,371	31,697
Labor	29,576	28,317	22,963
Other operating costs	22,751	23,025	18,314
Vendor rebates	(3,162)	(3,081)	(2,328)
Total cost of sales	96,058	91,632	70,646
Advertising expenses	261,545	233,306	166,583
Selling, general & administrative:
Transaction costs	497	316	—
Consulting fees	—	—	5,150
System implementation costs	5,839	1,713	—
Amortization of capitalized system implementation costs	934	—	—
Stock-based compensation expense	24,878	22,060	15,558
Other segment expense (1)	96,208	92,712	76,190
Total selling, general and administrative	128,356	116,801	96,898
Depreciation and amortization	25,068	19,490	13,239
(Gain) loss on disposal of assets	6,535	(1,038)	95
Interest expense, net	35,784	21,292	18,227
Investment (income) expense	(93,682)	(2,866)	57
Income tax expense	62,922	38,473	24,135
Net income	$174,267	$108,717	$70,175
(1) Other segment expense consists primarily of corporate related items such as headcount-related expenses, office rent expense, and other overhead costs.