Form 10-Q
period 2026-03-28
Wingstop Inc.
filed 2026-04-29
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On April 28, 2026 there were 27,232,553 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	March 28, 2026	December 27, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$128,816	$196,572
Restricted cash	25,994	25,994
Accounts receivable, net	23,525	20,823
Prepaid expenses and other current assets	7,689	7,956
Advertising fund assets, restricted	30,921	16,143
Total current assets	216,945	267,488
Property and equipment, net	138,427	130,581
Operating lease assets	47,909	48,637
Goodwill	83,875	83,875
Trademarks	32,700	32,700
Investments	88,358	87,164
Other non-current assets, net	40,672	42,964
Total assets	$648,886	$693,409
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$9,362	$12,846
Current portion of operating lease liabilities	3,401	3,232
Other current liabilities	53,056	49,744
Advertising fund liabilities	30,921	16,143
Total current liabilities	96,740	81,965
Long-term debt, net	1,209,837	1,209,094
Operating lease liabilities	57,177	58,080
Deferred revenues, net of current	50,876	47,721
Deferred income tax liabilities, net	33,279	33,142
Other non-current liabilities	149	169
Total liabilities	1,448,058	1,430,171
Commitments and contingencies (see Note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 27,232,479 and 27,540,619 shares issued and outstanding as of March 28, 2026 and December 27, 2025, respectively	272	275
Additional paid-in-capital	213	1,529
Retained deficit	(804,285)	(744,915)
Accumulated other comprehensive income (loss)	4,628	6,349
Total stockholders' deficit	(799,172)	(736,762)
Total liabilities and stockholders' deficit	$648,886	$693,409
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Revenue:
Royalty revenue, franchise fees and other	$87,470	$78,775
Advertising fees	63,269	62,272
Company-owned restaurant sales	32,986	30,047
Total revenue	183,725	171,094
Costs and expenses:
Cost of sales (1)	24,716	22,835
Advertising expenses	67,311	65,795
Selling, general and administrative	34,449	31,440
Depreciation and amortization	6,841	6,228
Loss on disposal of assets	—	6,535
Total costs and expenses	133,317	132,833
Operating income	50,408	38,261
Interest expense, net	9,764	8,910
Investment (income) expense	72	(93,839)
Income before income tax expense	40,572	123,190
Income tax expense	10,689	30,925
Net income	$29,883	$92,265

Earnings per share
Basic	$1.09	$3.25
Diluted	$1.08	$3.24

Other comprehensive income (loss)
Currency translation adjustment	$(1,721)	$3,259
Other comprehensive income (loss)	(1,721)	3,259
Comprehensive income	$28,162	$95,524

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirteen Weeks Ended March 28, 2026 and March 29, 2025
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
Balance at December 27, 2025	27,540,619	$275	$1,529	$(744,915)	$6,349	$(736,762)
Net income	—	—	—	29,883	—	29,883
Shares issued under stock plans	101,952	1	(1)	—	—	—
Purchases of common stock	(374,324)	(4)	(6,034)	(72,480)	—	(78,518)
Tax payments for restricted stock upon vesting	(35,768)	—	—	(8,460)	—	(8,460)
Stock-based compensation expense, net of forfeitures	—	—	4,823	—	—	4,823
Dividends declared on common stock and equivalents	—	—	(104)	(8,313)	—	(8,417)
Currency translation adjustment	—	—	—	—	(1,721)	(1,721)
Balance at March 28, 2026	27,232,479	272	213	(804,285)	4,628	(799,172)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
Balance at December 28, 2024	28,662,614	$287	$1,568	$(676,940)	$(501)	$(675,586)
Net income	—	—	—	92,265		92,265
Shares issued under stock plans	109,964	1	(1)	—	—	—
Purchases of common stock	(830,012)	(8)	(5,179)	(115,582)	—	(120,769)
Tax payments for restricted stock upon vesting	(39,678)	(1)	—	(11,596)	—	(11,597)
Stock-based compensation expense, net of forfeitures	—	—	5,312	—	—	5,312
Dividends declared on common stock and equivalents	—	—	(409)	(7,457)	—	(7,866)
Currency translation adjustment	—	—	—	—	3,259	3,259
Balance at March 29, 2025	27,902,888	279	1,291	(719,310)	2,758	(714,982)
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025

Operating activities
Net income	$29,883	$92,265
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,841	6,228
Deferred income taxes	137	13,320
Stock-based compensation expense	4,823	5,312
Non cash investment income	(2,406)	(1,467)
Loss on disposal of assets	—	6,535
Gain on sale of investment	—	(92,485)
Amortization of debt issuance costs	802	769
Changes in operating assets and liabilities:
Accounts receivable	(2,702)	1,209
Prepaid expenses and other assets	474	(6,802)
Advertising fund assets and liabilities, net	15,936	(15,223)
Accounts payable and other current liabilities	4,616	12,223
Deferred revenue	3,152	2,515
Other non-current liabilities	(175)	895
Cash provided by operating activities	61,381	25,294

Investing activities
Purchases of property and equipment	(17,725)	(8,022)
Proceeds from sales of assets	—	17,330
Payments for investments	—	(76,513)
Proceeds from sale of investments	—	107,700
Cash (used in) provided by investing activities	(17,725)	40,495

Financing activities
Purchases of common stock	(78,518)	(120,772)
Tax payments for restricted stock upon vesting	(8,460)	(11,597)
Dividends paid	(8,500)	(8,046)
Cash used in financing activities	(95,478)	(140,415)

Net change in cash, cash equivalents, and restricted cash	(51,822)	(74,626)
Cash, cash equivalents, and restricted cash at beginning of period	228,453	359,574
Cash, cash equivalents, and restricted cash at end of period	$176,631	$284,948

Supplemental information:
Accrued capital expenditures	$2,018	$6,689

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation and Update to Significant Accounting Policies
Nature of operations. Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of March 28, 2026, the Company had a total of 3,153 restaurants system-wide. The Company’s restaurant base is approximately 98% franchised, with 3,096 franchised locations (including 500 restaurants in international locations and U.S. territories) and 57 company-owned restaurants as of March 28, 2026.
Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of March 28, 2026 and December 27, 2025, and operating results are for the thirteen weeks ended March 28, 2026 and March 29, 2025.
Certain reclassifications have been made to the financial statements and accompanying footnotes to conform to the Company’s current period presentation.
In the Company’s opinion, all necessary adjustments have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025 (the “Annual Report”).
Fiscal year. The Company uses a 52- or 53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2026 and 2025 each have 52 weeks.
Cash, Cash Equivalents, and Restricted Cash. Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of March 28, 2026 and December 27, 2025 were as follows (in thousands):

	March 28, 2026	December 27, 2025
Cash and cash equivalents	$128,816	$196,572
Restricted cash	25,994	25,994
Restricted cash, included in Advertising fund assets, restricted	21,821	5,887
Total cash, cash equivalents, and restricted cash	$176,631	$228,453
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Basic weighted average shares outstanding	27,481	28,385
Dilutive shares	112	124
Diluted weighted average shares outstanding	27,593	28,509
For the thirteen weeks ended March 28, 2026 and March 29, 2025, equity awards representing approximately 98,000 and 8,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Stockholders’ Deficit
Dividends
In connection with the Company’s regular dividend program, our Board of Directors declared a quarterly dividend of $0.30 per share of common stock in the first quarter of 2026.

Subsequent to the first quarter, on April 28, 2026, our Board of Directors declared a regular quarterly dividend of $0.30 per share of common stock for stockholders of record as of May 15, 2026. The regular quarterly dividend is to be paid on June 5, 2026, totaling approximately $8.2 million.
Share Repurchase Program
The following table summarizes shares repurchased and retired, and the average price per share, during the periods presented:

	March 28, 2026		December 27, 2025
	# of shares	Weighted average price per share	# of shares	Weighted average price per share
2023 & 2024 ASR Agreements	—	$—	317,202	$292.28
Share repurchases	374,324	208.08	901,191	243.81
Total share repurchases	374,324	$208.08	1,218,393	$256.43
On March 5, 2026, the Company’s Board of Directors authorized the purchase of up to an additional $300.0 million of the Company’s common stock under the share repurchase program.
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
During the thirteen weeks ended March 28, 2026, the Company repurchased and retired 374,324 shares of its common stock at an average price of $208.08 per share. As of March 28, 2026, $313.4 million remained available under the Share Repurchase Program.
(4)    Fair Value Measurements
Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. Certain assets are measured at fair value on a non-recurring basis using Level 3 inputs. The fair value of the Company’s preference share investment in the Company’s United Kingdom master franchisee, Lemon Pepper Holdings Ltd. (“LPH”), which is accounted for as a held-to-maturity debt security, was estimated using a discounted cash flow model that incorporates unobservable inputs, including expected cash flows, discount rates, and an assumed maturity term of approximately five years.
Based on this valuation approach, the estimated fair value of the preference share investment was determined at $94.5 million. The carrying value of the investment as of March 28, 2026 was $86.5 million, net of an allowance for credit losses of $5.1 million.
Fair value of debt and the investment in debt securities are determined on a non-recurring basis, which results are summarized as follows (in thousands):

	Fair Value Hierarchy	March 28, 2026		December 27, 2025
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$472,800	$457,968	$472,800	$456,961
2022-1 Class A-2 Senior Secured Notes (1)	Level 2	$248,125	$238,657	$248,125	$240,061
2024-1 Class A-2 Senior Secured Notes (1)	Level 2	$500,000	$507,715	$500,000	$514,500
Investment in preference shares of LPH (2)	Level 3	$86,527	$94,525	$85,597	$87,482
(1) The fair values of the 2020-1, 2022-1, and 2024-1 Class A-2 Senior Secured Notes were estimated using available market information.
(2) The fair value approximates discounted cash flows using current market rates for debt investments with similar maturities and credit risk. The preference shares are accounted for as held-to-maturity debt securities at amortized cost. Refer to Note 9 for additional information regarding the Company’s investments.
The Company also measures certain non-financial assets (primarily long-lived assets, intangible assets, and goodwill) at fair value on a non-recurring basis in connection with its periodic evaluations of such assets for potential impairment.
(5)    Income Taxes
Income tax expense and the effective tax rate were $10.7 million and 26.3%, respectively, for the thirteen weeks ended March 28, 2026, and $30.9 million and 25.1%, respectively, for the thirteen weeks ended March 29, 2025. The increase in the effective tax rate was primarily due to an increase in state income taxes and other non-deductible items. The decrease in total tax expense for the thirteen weeks ended March 28, 2026 is primarily related to the taxable gain on the sale of our non-controlling interest in LPH.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(6)    Debt Obligations
Long-term debt consisted of the following components (in thousands):

	March 28, 2026	December 27, 2025
2020-1 Class A-2 Senior Secured Notes	$472,800	$472,800
2022-1 Class A-2 Senior Secured Notes	248,125	248,125
2024-1 Class A-2 Senior Secured Notes	500,000	500,000
Debt issuance costs, net of amortization	(11,088)	(11,831)
Total debt	1,209,837	1,209,094
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
No borrowings were outstanding under the Variable Funding Notes as of March 28, 2026 and December 27, 2025.
As of March 28, 2026, the Company’s leverage ratio under the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes was less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date, as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company elected to suspend payments, and the entire outstanding balance of $1.2 billion of the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes has been classified as long-term debt as the repayment date is more than one year from March 28, 2026.
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
(8)    Stock-Based Compensation
During the thirteen weeks ended March 28, 2026, the Company granted 38,984 restricted stock units (“RSUs”) to certain employees. The RSUs granted generally vest ratably over a three-year period subsequent to the grant date and had a weighted-average grant-date fair value of $236.25 per unit.
In addition, the Company granted 31,669 performance stock units (“PSUs”) to certain employees during the thirteen weeks ended March 28, 2026. Of the total PSUs granted, 27,358 PSUs are subject to a service condition and a performance vesting condition based on return on incremental invested capital (“ROIIC PSUs”). The ROIIC PSUs are generally eligible to cliff-vest approximately three years from the grant date, and the maximum vesting percentage that could be realized for each of the ROIIC PSUs is 250% based on the level of performance achieved for the awards. The remaining 4,311 PSUs granted are subject to a service condition and a performance vesting condition based on the number of net new restaurants opened over the performance period (“NNR PSUs”). The NNR PSUs vest ratably over a three-year period, and the maximum vesting percentage that could be realized for each of the NNR PSUs is 100% based on the level of performance achieved for the awards. The PSUs had a weighted-average grant-date fair value of $236.34 per unit. Total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Total compensation expense related to all share-based awards, net of forfeitures recognized, was $4.8 million and $5.3 million for the thirteen weeks ended March 28, 2026 and March 29, 2025, respectively, and was included in Selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Comprehensive Income.
(9)    Investments
In the first fiscal quarter of 2025, LPH, which was an unconsolidated equity method investment of the Company, completed a transaction to sell all its outstanding equity to a third party. The Company received proceeds of $107.7 million and recognized a gain of $97.2 million in Investment (income) expense on the Consolidated Statements of Comprehensive Income.

In connection with the transaction, the Company reinvested $75.4 million in a newly formed entity, consisting primarily of preference shares and an approximately 18.75% non-controlling equity interest.

Substantially all of the reinvestment consists of preference shares, which will be accounted for as held-to-maturity debt securities at amortized cost, with interest income recognized using the effective interest method. These securities are evaluated for credit losses on a quarterly basis under the current expected credit loss (“CECL”) methodology. The Company recorded a provision for credit losses of $4.7 million in Investment (income) expense on the Consolidated Statements of Comprehensive Income during the first fiscal quarter of 2025.
The Company’s 18.75% ownership interest in ordinary shares is accounted for using the equity method, with the Company’s share of investee income will be recorded in Investment (income) expense on the Consolidated Statements of Comprehensive Income.
(10)    Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the thirteen weeks ended March 28, 2026 and March 29, 2025 (in thousands):

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Royalty revenue	$76,801	$71,947
Advertising fees and related income	63,269	62,272
Franchise fees	1,879	1,399
Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise fee revenue recognized in the thirteen weeks ended March 28, 2026 was included in the deferred revenue balance as of December 27, 2025. Approximately $14.7 million and $13.6 million of deferred revenue as of March 28, 2026 and December 27, 2025, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.5 years. The Company did not have any material contract assets as of March 28, 2026.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(11)     Segment Information
The Company has one reportable segment, and the measure of restaurant segment assets is reported as Total assets on the Consolidated Balance Sheets.
Financial information for the Company’s reportable segment is as follows (in thousands):

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Revenue:
Royalty revenue, franchise fees and other	$87,470	$78,775
Advertising fees	63,269	62,272
Company-owned restaurant sales	32,986	30,047
Total revenue	183,725	171,094
Cost of sales:
Food, beverage and packaging costs	11,794	11,241
Labor	7,889	7,153
Other operating costs	5,869	5,191
Vendor rebates	(836)	(750)
Total cost of sales	24,716	22,835
Advertising expenses	67,311	65,795
Selling, general & administrative:
Transaction costs	—	497
System implementation costs	546	1,311
Amortization of capitalized system implementation costs	467	—
Restructuring charges	2,390	—
Stock-based compensation expense	4,823	5,312
Other segment expense (1)	26,223	24,320
Total selling, general and administrative	34,449	31,440
Depreciation and amortization	6,841	6,228
Loss on disposal of assets	—	6,535
Interest expense, net	9,764	8,910
Investment (income) expense	72	(93,839)
Income tax expense	10,689	30,925
Net income	$29,883	$92,265
(1) Other segment expense consists primarily of corporate related items such as headcount-related expenses, office rent expense, and other overhead costs.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Wingstop Inc. (collectively with its direct and indirect subsidiaries on a consolidated basis, “Wingstop,” the “Company,” “we,” “our,” or “us”) should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025 (our “Annual Report”). The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Special Note Regarding Forward-Looking Statements,” below and “Risk Factors” beginning on page 11 of our Annual Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a 52- or 53-week fiscal year ending on the last Saturday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53-week year, which contains 14 weeks. Fiscal years 2026 and 2025 each contain 52 weeks.
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with over 3,150 locations worldwide. We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings, boneless wings, tenders, and chicken sandwiches, always cooked to order and hand-sauced-and-tossed in 12 bold, distinctive flavors.
The Company is primarily a franchisor, with approximately 98% of Wingstop’s restaurants currently owned and operated by independent franchisees. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating stockholder value through strong and consistent free cash flow and capital-efficient growth.
Highlights for the fiscal first quarter 2026 compared to the fiscal first quarter 2025:
•System-wide sales increased 5.9% to $1.4 billion;
•97 net new openings in the fiscal first quarter 2026;
•Domestic same store sales decreased 8.7%;
•Total revenue increased 7.4% to $183.7 million;
•Net income decreased 67.6% to $29.9 million, or $1.08 per diluted share;
•Adjusted net income and adjusted earnings per diluted share, both non-GAAP measures, increased 14.7% to $32.5 million, or $1.18 per diluted share; and
•Adjusted EBITDA, a non-GAAP measure, increased 9.9% to $65.4 million.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Domestic Franchised Activity:
Beginning of period	2,529	2,154
Openings	67	96
Closures	—	—
Restaurants end of period	2,596	2,250

Domestic Company-Owned Activity:
Beginning of period	57	50
Openings	—	1
Closures	—	—
Restaurants end of period	57	51

Total Domestic Restaurants	2,653	2,301

International Franchised Activity (1):
Beginning of period	470	359
Openings	33	30
Closures	(3)	(1)
Restaurants end of period	500	388

Total System-wide Restaurants	3,153	2,689

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
 EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, net, income tax expense (benefit), and depreciation and amortization. We define Adjusted EBITDA as net income before interest expense, net, income tax expense (benefit), and depreciation and amortization, with further adjustments for losses on debt extinguishment and financing transactions, transaction costs, costs and fees associated with investments in our strategic initiatives, certain system implementation costs, gains and losses on non-recurring transactions, certain restructuring charges, and stock-based compensation expense. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in methods of calculation. For a reconciliation of net income to EBITDA and Adjusted EBITDA and for further discussion of EBITDA and Adjusted EBITDA as non-GAAP measures and how we utilize them, see footnote 2 below.
Adjusted Net Income and Adjusted Earnings Per Diluted Share. We define Adjusted net income as net income adjusted for losses on debt extinguishment and financing transactions, transaction costs, costs and fees associated with investments in our strategic initiatives, gains and losses on non-recurring transactions, certain system implementation costs, certain restructuring charges, and related tax adjustments that management believes are not indicative of the Company’s core operating results or business outlook over the long term. We define Adjusted earnings per diluted share as Adjusted net income divided by weighted average diluted share count. For a reconciliation of net income to Adjusted net income and for further discussion of Adjusted net income and Adjusted earnings per diluted share as non-GAAP measures and how we utilize them, see footnote 3 below.
The following table sets forth our key performance indicators for the thirteen weeks ended March 28, 2026 and March 29, 2025 (in thousands, except unit data):

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Number of system-wide restaurants open at end of period	3,153	2,689
System-wide sales (1)	$1,376,669	$1,300,228
Domestic restaurant AUV	$1,956	$2,135
Domestic same store sales growth	(8.7)%	0.5%
Company-owned domestic same store sales growth	(2.2)%	1.4%
Total revenue	$183,725	$171,094
Net income	$29,883	$92,265
Adjusted EBITDA (2)	$65,403	$59,497
Adjusted net income (3)	$32,469	$28,316

(1) The percentage of system-wide sales attributable to company-owned restaurants was 2.4% and 2.3% for the thirteen weeks ended March 28, 2026 and March 29, 2025, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only as performance measures and supplementally. As noted in the table below, Adjusted EBITDA includes adjustments for losses on debt extinguishment and financing transactions, transaction costs, costs and fees associated with investments in our strategic initiatives, certain system implementation costs, gains and losses on non-recurring transactions, certain restrucutring charges, and stock-based compensation expense. We believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our restaurants, and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management measure our core operating performance over time by removing items that are not related to day-to-day operations.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen weeks ended March 28, 2026 and March 29, 2025 (in thousands):

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Net income	$29,883	$92,265
Interest expense, net	9,764	8,910
Income tax expense	10,689	30,925
Depreciation and amortization	6,841	6,228
EBITDA	$57,177	$138,328
Additional adjustments:
Transaction costs (a)	—	497
Loss on disposal of building (b)	—	6,534
Gain on sale of investment (c)	—	(92,485)
System implementation costs (d)	546	1,311
Amortization of capitalized system implementation costs (e)	467	—
Restructuring charges (f)	2,390	—
Stock-based compensation expense (g)	4,823	5,312
Adjusted EBITDA	$65,403	$59,497

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
(f) Represents certain restructuring charges related to corporate realignment announced on January 13, 2026.
(g) Includes non-cash, stock-based compensation, net of forfeitures.
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

The following table reconciles net income to Adjusted net income and calculates adjusted earnings per diluted share for the thirteen weeks ended March 28, 2026 and March 29, 2025 (in thousands):

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Numerator:
Net income	$29,883	$92,265
Adjustments:
Transaction costs (a)	—	497
Loss on disposal of building (b)	—	6,534
Gain on sale of investment (c)	—	(92,485)
System implementation costs (d)	546	1,311
Amortization of capitalized system implementation costs (e)	467	—
Restructuring charges (f)	2,390	—
Tax effect of adjustments (g)	(817)	20,194
Adjusted net income	$32,469	$28,316

Denominator:
Weighted-average shares outstanding - diluted	27,593	28,509

Adjusted earnings per diluted share	$1.18	$0.99

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
(f) Represents certain restructuring charges related to corporate realignment announced on January 13, 2026.
(g) Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an assumed effective tax rate of 24% for the thirteen weeks ended March 28, 2026, which includes provisions for U.S. federal income taxes, and assumes the respective statutory rates for applicable state and local jurisdictions.

Results of Operations
Thirteen Weeks Ended March 28, 2026 compared to Thirteen Weeks Ended March 29, 2025
The following table sets forth our results of operations for the thirteen weeks ended March 28, 2026 and March 29, 2025 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	March 28, 2026	March 29, 2025	$	%
Revenue:
Royalty revenue, franchise fees and other	$87,470	$78,775	$8,695	11.0%
Advertising fees	63,269	62,272	997	1.6%
Company-owned restaurant sales	32,986	30,047	2,939	9.8%
Total revenue	183,725	171,094	12,631	7.4%
Costs and expenses:
Cost of sales (1)	24,716	22,835	1,881	8.2%
Advertising expenses	67,311	65,795	1,516	2.3%
Selling, general and administrative	34,449	31,440	3,009	9.6%
Depreciation and amortization	6,841	6,228	613	9.8%
Loss on disposal of assets	—	6,535	(6,535)	NM*
Total costs and expenses	133,317	132,833	484	0.4%
Operating income	50,408	38,261	12,147	31.7%
Interest expense, net	9,764	8,910	854	9.6%
Investment (income) expense	72	(93,839)	93,911	NM*
Income before income tax expense	40,572	123,190	(82,618)	(67.1)%
Income tax expense	10,689	30,925	(20,236)	(65.4)%
Net income	$29,883	$92,265	$(62,382)	(67.6)%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, but excludes depreciation and amortization, which are presented separately.
*Not meaningful.
Revenue
During the thirteen weeks ended March 28, 2026, total revenue was $183.7 million, an increase of $12.6 million, or 7.4%, compared to $171.1 million in the comparable period in 2025.
Royalty revenue, franchise fees and other increased $8.7 million, primarily driven by $12.2 million from net new franchise restaurant development and a $3.4 million increase in vendor rebates, partially offset by a $5.9 million decrease attributable to an 8.7% decline in domestic same store sales.
Company-owned restaurant sales increased $2.9 million, driven by six additional corporate stores opened or acquired since the prior year period.

Cost of sales
The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	March 28, 2026		March 29, 2025
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Food, beverage and packaging costs	$11,794	35.8%	$11,241	37.4%
Labor costs	7,889	23.9%	7,153	23.8%
Other restaurant operating expenses	5,869	17.8%	5,191	17.3%
Vendor rebates	(836)	(2.5)%	(750)	(2.5)%
Total cost of sales	$24,716	74.9%	$22,835	76.0%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 35.8% in the thirteen weeks ended March 28, 2026, compared to 37.4% in the comparable period in 2025. This decrease as a percentage of company-owned restaurant sales was primarily due to a 13.1% decrease in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 23.9% for the thirteen weeks ended March 28, 2026, which was comparable to 23.8% for the thirteen weeks ended March 29, 2025.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 17.8% for the thirteen weeks ended March 28, 2026, compared to 17.3% for the thirteen weeks ended March 29, 2025. The increase as a percentage of company-owned restaurant sales was due to repairs and maintenance costs.
Advertising expenses
During the thirteen weeks ended March 28, 2026, advertising expenses were $67.3 million, an increase of $1.5 million compared to $65.8 million in the comparable period in 2025. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (“SG&A”)
During the thirteen weeks ended March 28, 2026, SG&A expense was $34.4 million, an increase of $3.0 million compared to $31.4 million in the comparable period in 2025. The increase in SG&A expense was primarily driven by $2.4 million in restructuring charges during the fiscal first quarter 2026 related to the corporate realignment announced in January 2026, partially offset by lower system implementation costs and other expenses compared to the prior year period.
Depreciation and amortization
During the thirteen weeks ended March 28, 2026, depreciation and amortization was $6.8 million, an increase of $0.6 million compared to $6.2 million in the comparable period in 2025. The increase in depreciation and amortization was primarily due to capital expenditures placed in service during the period related to our technology investments.
Interest expense, net
During the thirteen weeks ended March 28, 2026, interest expense, net increased to $9.8 million from $8.9 million in the prior year period, primarily driven by a $0.6 million decline in interest income due to lower average cash balances and $0.3 million of additional interest expense.

Investment (income) expense
Investment income decreased by $93.8 million compared to the prior year period, which reflected a gain recorded on the sale of the Company’s unconsolidated equity method investment in LPH, its United Kingdom master franchisee, during the fiscal first quarter 2025. See Note 9 of the Consolidated Financial Statements for further discussion.
Income tax expense
During the thirteen weeks ended March 28, 2026, we recognized income tax expense of $10.7 million, yielding an effective tax rate of 26.3%, compared to an effective tax rate of 25.1% in the prior year period. The increase in the effective tax rate was primarily due to an increase in state income taxes and other non-deductible items.
Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and borrowings available under our securitized financing facility. Our primary requirements for liquidity and capital are working capital, general corporate needs, capital expenditures, income tax payments, debt service requirements, dividend payments. We generally utilize available cash flows from operations to invest in our business, service our debt obligations, pay dividends, and execute our share repurchase program. As of March 28, 2026, the Company had $176.6 million of cash and cash equivalents on its balance sheet.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility, including our Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
The following table shows summary cash flows information for the thirteen weeks ended March 28, 2026 and March 29, 2025 (in thousands):

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Net cash provided by (used in):
Operating activities	$61,381	$25,294
Investing activities	(17,725)	40,495
Financing activities	(95,478)	(140,415)
Net change in cash, cash equivalents, and restricted cash	$(51,822)	$(74,626)
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

Net cash provided by operating activities was $61.4 million in the thirteen weeks ended March 28, 2026, an increase of $36.1 million from net cash provided by operating activities of $25.3 million in the thirteen weeks ended March 29, 2025, primarily related to changes in Ad Fund cash and cash equivalents, directly related to the timing of payments for expenses incurred for national advertising, as well as changes in working capital.
Investing activities. Our net cash used in investing activities was $17.7 million in the thirteen weeks ended March 28, 2026, a change of $58.2 million from net cash provided by investing activities of $40.5 million in the thirteen weeks ended March 29, 2025. The increase in capital expenditures primarily relates to our investments in technology. The prior year period included proceeds of $107.7 million from the sale of our non-controlling interest in LPH, partially offset by reinvestment in the newly formed entity of $75.4 million, as well as proceeds from the sale of an office building of $17.3 million in the prior year period.
Financing activities. Our net cash used in financing activities was $95.5 million in the thirteen weeks ended March 28, 2026, a decrease of $44.9 million from net cash used in financing activities of $140.4 million in the thirteen weeks ended March 29, 2025. The decrease is primarily related to an additional $41.9 million in common stock repurchased under our share repurchase program in the prior year period compared to the current year period.

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
During the fiscal first quarter of 2026, the Company continued to have a leverage ratio under the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and 2024 Class A-2 Notes of less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date, as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company elected to suspend payments, and the entire outstanding balance of the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026.
Dividends. We paid a quarterly cash dividend of $0.30 per share of common stock resulting in aggregate declared dividends of $8.2 million during the thirteen weeks ended March 28, 2026. On April 28, 2026 the Company’s Board of Directors declared a dividend of $0.30 per share, to be paid on June 5, 2026 to stockholders of record as of May 15, 2026, totaling approximately $8.2 million.
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
Share Repurchase Program. On March 5, 2026, the Company’s Board of Directors authorized the repurchase of up to an additional $300.0 million of its outstanding shares of common stock under its existing share repurchase program (the “Share Repurchase Program”). During the thirteen weeks ended March 28, 2026, the Company repurchased and retired 374,324 shares of its common stock at an average price of $208.08 per share. As of March 28, 2026, $313.4 million remained available under the Share Repurchase Program. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Company’s Board of Directors.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside of our control, including inflation as compared to the prior year period. Although we enter into arrangements in an effort to mitigate the price volatility of food costs, there are no established fixed price markets for fresh bone-in chicken wings, so we may be subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 19.7% and 20.8% of our company-owned restaurant cost of sales during the thirteen weeks ended March 28, 2026 and March 29, 2025, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $0.5 million during the thirteen weeks ended March 28, 2026. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $1.2 billion incurred under the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes as of March 28, 2026 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the Variable Funding Notes; however, the Company had no outstanding borrowings under its Variable Funding Notes as of March 28, 2026.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2026, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 28, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 28, 2025 - January 24, 2026	—	$—	—	$—
January 25, 2026 - February 21, 2026	56,136	225.82	56,136	78,663,009
February 22, 2026 - March 28, 2026	318,188	204.94	318,188	313,445,915
Total	374,324	$208.08	374,324	$313,445,915
(1) In August 2023, the Company announced a share repurchase program (the “Share Repurchase Program”), authorizing the repurchase of up to $250.0 million of its outstanding shares of common stock. On December 5, 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $500.0 million of its outstanding shares of common stock under the Share Repurchase Program. On March 5, 2026, the Company’s Board of Directors authorized the repurchase of up to an additional $300 million of its outstanding shares of common stock under the Share Repurchase Program. The authorization for the repurchase continues until all such shares have been repurchased or the Share Repurchase Program is terminated by action of the Company’s Board of Directors. Since the inception of the Share Repurchase Program in August 2023, we have repurchased and retired 2,959,473 shares of our common stock at an average price of $252.25 per share. As of March 28, 2026, $313.4 million remained available under the Share Repurchase Program.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the thirteen weeks ended March 28, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Wingstop Inc.
(Registrant)

Date:	April 29, 2026	By:	/s/ Michael J. Skipworth
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 29, 2026	By:	/s/ Alex R. Kaleida
Chief Financial Officer
(Principal Financial and Accounting Officer)