Form 10-Q
period 2026-06-27
Wingstop Inc.
filed 2026-07-29
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On July 28, 2026 there were 27,242,546 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	June 27, 2026	December 27, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$127,455	$196,572
Restricted cash	25,994	25,994
Accounts receivable, net	25,108	20,823
Prepaid expenses and other current assets	10,130	7,956
Advertising fund assets, restricted	19,630	16,143
Total current assets	208,317	267,488
Property and equipment, net	153,075	130,581
Operating lease assets	49,380	48,637
Goodwill	83,875	83,875
Trademarks	32,700	32,700
Investments	90,693	87,164
Other non-current assets, net	39,951	42,964
Total assets	$657,991	$693,409
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$10,267	$12,846
Current portion of operating lease liabilities	3,713	3,232
Other current liabilities	36,596	49,744
Advertising fund liabilities	19,630	16,143
Total current liabilities	70,206	81,965
Long-term debt, net	1,210,589	1,209,094
Operating lease liabilities	58,173	58,080
Deferred revenues, net of current	51,471	47,721
Deferred income tax liabilities, net	40,345	33,142
Other non-current liabilities	194	169
Total liabilities	1,430,978	1,430,171
Commitments and contingencies (see Note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 27,240,351 and 27,540,619 shares issued and outstanding as of June 27, 2026 and December 27, 2025, respectively	272	275
Additional paid-in-capital	2,409	1,529
Retained deficit	(779,246)	(744,915)
Accumulated other comprehensive income (loss)	3,578	6,349
Total stockholders' deficit	(772,987)	(736,762)
Total liabilities and stockholders' deficit	$657,991	$693,409
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenue:
Royalty revenue, franchise fees and other	$86,844	$79,889	$174,314	$158,664
Advertising fees	64,536	61,962	127,805	124,234
Company-owned restaurant sales	34,184	32,478	67,170	62,525
Total revenue	185,564	174,329	369,289	345,423
Costs and expenses:
Cost of sales (1)	25,068	24,405	49,784	47,240
Advertising expenses	68,417	65,533	135,728	131,328
Selling, general and administrative	30,236	32,937	64,685	64,377
Depreciation and amortization	7,212	6,220	14,053	12,448
Loss on disposal of assets	—	—	—	6,535
Total costs and expenses	130,933	129,095	264,250	261,928
Operating income	54,631	45,234	105,039	83,495
Interest expense, net	9,813	8,469	19,577	17,379
Investment (income) expense	167	—	239	(93,839)
Income before income tax expense	44,651	36,765	85,223	159,955
Income tax expense	13,363	10,002	24,052	40,927
Net income	$31,288	$26,763	$61,171	$119,028

Earnings per share
Basic	$1.15	$0.96	$2.24	$4.23
Diluted	$1.15	$0.96	$2.23	$4.21

Other comprehensive income (loss)
Currency translation adjustment	$(1,050)	$4,731	$(2,771)	$7,990
Other comprehensive income (loss)	(1,050)	4,731	(2,771)	7,990
Comprehensive income	$30,238	$31,494	$58,400	$127,018

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Twenty-Six Weeks Ended June 27, 2026
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
Balance at December 27, 2025	27,540,619	$275	$1,529	$(744,915)	$6,349	$(736,762)
Net income	—	—	—	29,883	—	29,883
Shares issued under stock plans	101,952	1	(1)	—	—	—
Purchases of common stock	(374,324)	(4)	(6,034)	(72,480)	—	(78,518)
Tax payments for restricted stock upon vesting	(35,768)	—	—	(8,460)	—	(8,460)
Stock-based compensation expense, net of forfeitures	—	—	4,823	—	—	4,823
Dividends declared on common stock and equivalents	—	—	(104)	(8,313)	—	(8,417)
Currency translation adjustment	—	—	—	—	(1,721)	(1,721)
Balance at March 28, 2026	27,232,479	272	213	(804,285)	4,628	(799,172)
Net income	—	—	—	31,288	—	31,288
Shares issued under stock plans	8,628	—	354	—	—	354
Tax payments for restricted stock upon vesting	(756)	—	—	(84)	—	(84)
Stock-based compensation expense, net of forfeitures	—	—	3,893	—	—	3,893
Dividends declared on common stock and equivalents	—	—	(2,051)	(6,165)	—	(8,216)
Currency translation adjustment	—	—	—	—	(1,050)	(1,050)
Balance at June 27, 2026	27,240,351	272	2,409	(779,246)	3,578	(772,987)

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

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025

Operating activities
Net income	$61,171	$119,028
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,053	12,448
Deferred income taxes	7,203	12,690
Stock-based compensation expense	8,716	11,529
Non cash investment income	(5,268)	(3,886)
Loss on disposal of assets	32	6,535
Gain on sale of investment	—	(92,485)
Amortization of debt issuance costs	1,614	1,548
Changes in operating assets and liabilities:
Accounts receivable	(4,285)	(8,729)
Prepaid expenses and other assets	(3,065)	(13,262)
Advertising fund assets and liabilities, net	(1,894)	(17,519)
Accounts payable and other current liabilities	(13,425)	(716)
Deferred revenue	4,099	4,034
Other non-current liabilities	(650)	661
Cash provided by operating activities	68,301	31,876

Investing activities
Purchases of property and equipment	(35,936)	(22,381)
Acquisition of restaurants from franchisee	—	(9,221)
Proceeds from sales of assets	—	17,330
Payments for investments	—	(76,513)
Proceeds from sale of investments	—	107,700
Cash (used in) provided by investing activities	(35,936)	16,915

Financing activities
Proceeds from exercise of stock options	354	855
Purchases of common stock	(78,518)	(120,772)
Tax payments for restricted stock upon vesting	(8,544)	(13,599)
Dividends paid	(16,670)	(15,636)
Cash used in financing activities	(103,378)	(149,152)

Net change in cash, cash equivalents, and restricted cash	(71,013)	(100,361)
Cash, cash equivalents, and restricted cash at beginning of period	228,453	359,574
Cash, cash equivalents, and restricted cash at end of period	$157,440	$259,213

Supplemental information:
Accrued capital expenditures	$4,462	$655

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation and Update to Significant Accounting Policies
Nature of operations. Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of June 27, 2026, the Company had a total of 3,255 restaurants system-wide. The Company’s restaurant base is approximately 98% franchised, with 3,198 franchised locations (including 527 restaurants in international locations and U.S. territories) and 57 company-owned restaurants as of June 27, 2026.
Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of June 27, 2026 and December 27, 2025, and operating results are for the thirteen and twenty-six weeks ended June 27, 2026 and June 28, 2025.
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
Cash, Cash Equivalents, and Restricted Cash. Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of June 27, 2026 and December 27, 2025 were as follows (in thousands):

	June 27, 2026	December 27, 2025
Cash and cash equivalents	$127,455	$196,572
Restricted cash	25,994	25,994
Restricted cash, included in Advertising fund assets, restricted	3,991	5,887
Total cash, cash equivalents, and restricted cash	$157,440	$228,453
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Basic weighted average shares outstanding	27,235	27,912	27,358	28,149
Dilutive shares	17	85	67	106
Diluted weighted average shares outstanding	27,252	27,997	27,425	28,255
For the thirteen weeks ended June 27, 2026 and June 28, 2025, equity awards representing approximately 192,000 and 15,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
For the twenty-six weeks ended June 27, 2026 and June 28, 2025, equity awards representing approximately 141,000 and 4,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Stockholders’ Deficit
Dividends
In connection with the Company’s regular dividend program, our Board of Directors declared a quarterly dividend of $0.30 per share of common stock in the second quarter of 2026.

Subsequent to the second quarter, on July 28, 2026, our Board of Directors declared a regular quarterly dividend of $0.33 per share of common stock for stockholders of record as of August 15, 2026. The regular quarterly dividend is to be paid on September 5, 2026, totaling approximately $9.0 million.
Share Repurchase Program
The following table summarizes shares repurchased and retired, and the average price per share, during the periods presented:

	June 27, 2026		December 27, 2025
	# of shares	Weighted average price per share	# of shares	Weighted average price per share
2023 & 2024 ASR Agreements	—	$—	317,202	$292.28
Share repurchases	374,324	208.08	901,191	243.81
Total share repurchases	374,324	$208.08	1,218,393	$256.43
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
During the twenty-six weeks ended June 27, 2026, the Company repurchased and retired 374,324 shares of its common stock at an average price of $208.08 per share. As of June 27, 2026, $313.4 million remained available under the Share Repurchase Program.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
Based on this valuation approach, the estimated fair value of the preference share investment was determined at $96.9 million. The carrying value of the investment as of June 27, 2026 was $89.0 million, net of an allowance for credit losses of $5.0 million.
The carrying value and estimated fair value of debt and the investment in debt securities are summarized as follows (in thousands):

	Fair Value Hierarchy	June 27, 2026		December 27, 2025
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$472,800	$458,616	$472,800	$456,961
2022-1 Class A-2 Senior Secured Notes (1)	Level 2	$248,125	$238,510	$248,125	$240,061
2024-1 Class A-2 Senior Secured Notes (1)	Level 2	$500,000	$505,625	$500,000	$514,500
Investment in preference shares of LPH (2)	Level 3	$88,958	$96,920	$85,597	$87,482
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
The fair value of the assets and liabilities of the Company that are required to be measured at fair value on a recurring basis were not significant at June 27, 2026 or December 27, 2025. The Company also measures certain non-financial assets (primarily long-lived assets, intangible assets, and goodwill) at fair value on a non-recurring basis in connection with its periodic evaluations of such assets for potential impairment.
5)    Income Taxes
Income tax expense and the effective tax rate were $13.4 million and 29.9%, respectively, for the thirteen weeks ended June 27, 2026, and $10.0 million and 27.2%, respectively, for the thirteen weeks ended June 28, 2025. Income tax expense and the effective tax rate were $24.1 million and 28.2%, respectively, for the twenty-six weeks ended June 27, 2026, and $40.9 million and 25.6%, respectively, for the twenty-six weeks ended June 28, 2025. The increase in the effective tax rate was primarily due to an increase in state income taxes and other non-deductible items. The decrease in total tax expense for the twenty-six weeks ended June 27, 2026 is primarily related to the taxable gain on the sale of our non-controlling interest in LPH during the first fiscal quarter of 2025.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(6)    Debt Obligations
Long-term debt consisted of the following components (in thousands):

	June 27, 2026	December 27, 2025
2020-1 Class A-2 Senior Secured Notes	$472,800	$472,800
2022-1 Class A-2 Senior Secured Notes	248,125	248,125
2024-1 Class A-2 Senior Secured Notes	500,000	500,000
Debt issuance costs, net of amortization	(10,336)	(11,831)
Total debt	1,210,589	1,209,094
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
No borrowings were outstanding under the Variable Funding Notes as of June 27, 2026 and December 27, 2025.
As of June 27, 2026, the Company’s leverage ratio under the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes was less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date, as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company elected to suspend payments, and the entire outstanding balance of $1.2 billion of the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes has been classified as long-term debt as the repayment date is more than one year from June 27, 2026.
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
(8)    Stock-Based Compensation
During the twenty-six weeks ended June 27, 2026, the Company granted 51,709 restricted stock units (“RSUs”) to certain employees. The RSUs granted generally vest ratably over a three-year period subsequent to the grant date and had a weighted-average grant-date fair value of $210.89 per unit.
In addition, the Company granted 40,012 performance stock units (“PSUs”) to certain employees during the twenty-six weeks ended June 27, 2026. Of the total PSUs granted, 27,358 PSUs are subject to a service condition and a performance vesting condition based on return on incremental invested capital (“ROIIC PSUs”). The ROIIC PSUs are generally eligible to cliff-vest approximately three years from the grant date, and the maximum vesting percentage that could be realized for each of the ROIIC PSUs is 250% based on the level of performance achieved for the awards.
An additional 4,311 PSUs granted are subject to a service condition and a performance vesting condition based on the number of net new restaurants opened over the performance period (“NNR PSUs”). The NNR PSUs vest ratably over a three-year period, and the maximum vesting percentage that could be realized for each of the NNR PSUs is 100% based on the level of performance achieved for the awards.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The remaining 8,343 PSUs granted are subject to a service condition and performance vesting conditions based on the Company’s net new unit growth and Adjusted EBITDA growth, and include a same-store sales growth modifier, over a three-year performance period (“Growth PSUs”). The Growth PSUs are generally eligible to cliff-vest approximately three years from the grant date, and the maximum vesting percentage that could be realized for each of the Growth PSUs is 200% based on the level of performance achieved for the awards.
The PSUs had a weighted-average grant-date fair value of $214.83 per unit. Total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.

Total compensation expense related to all share-based awards, net of forfeitures recognized, was $8.7 million and $11.5 million for the twenty-six weeks ended June 27, 2026 and June 28, 2025, respectively, and was included in Selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Comprehensive Income.
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

Substantially all of the reinvestment consists of preference shares, which are accounted for as held-to-maturity debt securities at amortized cost, with interest income recognized using the effective interest method. These securities are evaluated for credit losses on a quarterly basis under the current expected credit loss (“CECL”) methodology. The Company recorded a provision for credit losses of $4.7 million in Investment (income) expense on the Consolidated Statements of Comprehensive Income during the first fiscal quarter of 2025.

The Company’s 18.75% ownership interest in ordinary shares is accounted for using the equity method, and the Company’s share of investee income will be recorded in Investment (income) expense on the Consolidated Statements of Comprehensive Income.
(10)    Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the thirteen and twenty-six weeks ended June 27, 2026 and June 28, 2025 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Royalty revenue	$78,571	$72,905	$155,372	$144,853
Franchise fees and other	8,273	6,984	18,942	13,811
Royalty revenue, franchise fees and other	86,844	79,889	174,314	158,664
Advertising fees and related income	64,536	61,962	127,805	124,234
Company-owned restaurant sales	34,184	32,478	67,170	62,525
Total revenue	185,564	174,329	369,289	345,423
Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise and other fees revenue recognized in the thirteen and twenty-six weeks ended June 27, 2026 was included in the deferred revenue balance as of December 27, 2025. Approximately $13.9 million and $13.6 million of deferred revenue as of June 27, 2026 and December 27, 2025, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.5 years. The Company did not have any material contract assets as of June 27, 2026.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
On May 27, 2026, the Company launched Club Wingstop, its first customer loyalty program. The program allows customers to earn loyalty points redeemable for future purchases of the Company’s products. The loyalty points represent a material right and therefore a separate performance obligation. When an enrolled customer purchases Wingstop products, a portion of the transaction price is deferred as a contract liability until points are redeemed or expire. Points expire twelve months after issuance. The contract liability recorded for the loyalty program is immaterial to the Company’s financial statements for the thirteen weeks ended June 27, 2026.

(11)     Segment Information
The Company has one reportable segment, and the measure of restaurant segment assets is reported as Total assets on the Consolidated Balance Sheets.
Financial information for the Company’s reportable segment is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenue:
Royalty revenue, franchise fees and other	$86,844	$79,889	$174,314	$158,664
Advertising fees	64,536	61,962	127,805	124,234
Company-owned restaurant sales	34,184	32,478	67,170	62,525
Total revenue	185,564	174,329	369,289	345,423
Cost of sales:
Food, beverage and packaging costs	12,040	11,937	23,835	23,178
Labor	7,763	7,441	15,652	14,594
Other operating costs	6,180	5,821	12,049	11,012
Vendor rebates	(915)	(794)	(1,752)	(1,544)
Total cost of sales	25,068	24,405	49,784	47,240
Advertising expenses	68,417	65,533	135,728	131,328
Selling, general & administrative:
Transaction costs	—	—	—	497
System implementation costs	514	1,534	1,060	2,846
Amortization of capitalized system implementation costs	467	—	934	—
Restructuring charges	77	—	2,467	—
Stock-based compensation expense	3,893	6,217	8,716	11,529
Other segment expense (1)	25,285	25,186	51,508	49,505
Total selling, general and administrative	30,236	32,937	64,685	64,377
Depreciation and amortization	7,212	6,220	14,053	12,448
Loss on disposal of assets	—	—	—	6,535
Interest expense, net	9,813	8,469	19,577	17,379
Investment (income) expense	167	—	239	(93,839)
Income tax expense	13,363	10,002	24,052	40,927
Net income	$31,288	$26,763	$61,171	$119,028
(1) Other segment expense consists primarily of corporate related items such as headcount-related expenses, office rent expense, and other overhead costs.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(12)    Subsequent Event
Subsequent to the end of the fiscal second quarter 2026, the Company entered into 2 agreements to purchase 13 restaurants for an aggregate price of $32 million, anticipated to be funded by cash on hand. The first transaction closed on July 27, 2026, and the second transaction is expected to close during the fiscal third quarter 2026.

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
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with over 3,250 locations worldwide. We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings, boneless wings, tenders, and chicken sandwiches, always cooked to order and hand-sauced-and-tossed in 12 bold, distinctive flavors.
The Company is primarily a franchisor, with approximately 98% of Wingstop’s restaurants currently owned and operated by independent franchisees. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating stockholder value through strong and consistent free cash flow and capital-efficient growth.
Highlights for the fiscal second quarter 2026 compared to the fiscal second quarter 2025:
•System-wide sales increased 5.3% to $1.4 billion;
•102 net new openings in the fiscal second quarter 2026;
•Domestic same store sales decreased 7.5%;
•Total revenue increased 6.4% to $185.6 million;
•Net income increased 16.9% to $31.3 million, or $1.15 per diluted share;
•Adjusted net income and adjusted earnings per diluted share, both non-GAAP measures, increased 14.9% to $32.1 million, or $1.18 per diluted share; and
•Adjusted EBITDA, a non-GAAP measure, increased 12.5% to $66.6 million.

Highlights for the year-to-date second quarter of 2026 compared to the year-to-date second quarter of 2025:
•System-wide sales increased 5.6% to $2.8 billion;
•199 net new openings in the year-to-date second quarter of 2026;
•Domestic same store sales decreased 8.1% over the prior fiscal year-to-date period;
•Total revenue increased 6.9% to $369.3 million over the prior fiscal year-to-date period;
•Net income decreased 48.6% to $61.2 million, or $2.23 per diluted share;
•Adjusted net income and adjusted earnings per diluted share, both non-GAAP measures, increased 14.8% to $64.6 million, or $2.35 per diluted share; and
•Adjusted EBITDA, a non-GAAP measure, increased 11.2% to $132.0 million.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Domestic Franchised Activity:
Beginning of period	2,596	2,250	2,529	2,154
Openings	76	110	143	206
Closures	(1)	—	(1)	—
Acquired by Company	—	(3)	—	(3)
Restaurants end of period	2,671	2,357	2,671	2,357

Domestic Company-Owned Activity:
Beginning of period	57	51	57	50
Openings	—	1	—	2
Closures	—	(1)	—	(1)
Acquired by Company	—	3	—	3
Restaurants end of period	57	54	57	54

Total Domestic Restaurants	2,728	2,411	2,728	2,411

International Franchised Activity (1):
Beginning of period	500	388	470	359
Openings	30	21	63	51
Closures	(3)	(2)	(6)	(3)
Restaurants end of period	527	407	527	407

Total System-wide Restaurants	3,255	2,818	3,255	2,818

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
Domestic average unit volume (“AUV”). Domestic AUV consists of the average annual sales of all restaurants that have been open for a trailing 52-week period or longer. This measure is calculated by dividing sales during the applicable period for all restaurants being measured by the number of restaurants being measured. Domestic AUV includes revenue from both company-owned and franchised restaurants. Domestic AUV allows management to assess our domestic company-owned and franchised restaurant economics. Changes in domestic AUV are primarily driven by changes in same store sales and are also influenced by opening new restaurants.
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
The following table sets forth our key performance indicators for the thirteen and twenty-six weeks ended June 27, 2026 and June 28, 2025 (in thousands, except unit data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Number of system-wide restaurants open at end of period	3,255	2,818	3,255	2,818
System-wide sales (1)	$1,411,181	$1,339,829	$2,787,849	$2,640,058
Domestic restaurant AUV	$1,893	$2,112	$1,893	$2,112
Domestic same store sales growth	(7.5)%	(1.9)%	(8.1)%	(0.7)%
Company-owned domestic same store sales growth	(2.5)%	3.6%	(2.4)%	2.5%
Total revenue	$185,564	$174,329	$369,289	$345,423
Net income	$31,288	$26,763	$61,171	$119,028
Adjusted EBITDA (2)	$66,627	$59,205	$132,030	$118,703
Adjusted net income (3)	$32,092	$27,929	$64,561	$56,246

(1) The percentage of system-wide sales attributable to company-owned restaurants was 2.4% and 2.4% for the thirteen and twenty-six weeks ended June 27, 2026 and June 28, 2025, respectively. The remainder was generated by franchised restaurants, as reported by our franchisees.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and twenty-six weeks ended June 27, 2026 and June 28, 2025 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$31,288	$26,763	$61,171	$119,028
Interest expense, net	9,813	8,469	19,577	17,379
Income tax expense	13,363	10,002	24,052	40,927
Depreciation and amortization	7,212	6,220	14,053	12,448
EBITDA	$61,676	$51,454	$118,853	$189,782
Additional adjustments:
Transaction costs (a)	—	—	—	497
Loss on disposal of building (b)	—	—	—	6,534
Gain on sale of investment (c)	—	—	—	(92,485)
System implementation costs (d)	514	1,534	1,060	2,846
Amortization of capitalized system implementation costs (e)	467	—	934	—
Restructuring charges (f)	77	—	2,467	—
Stock-based compensation expense (g)	3,893	6,217	8,716	11,529
Adjusted EBITDA	$66,627	$59,205	$132,030	$118,703

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
(d) System implementation costs represent non-recurring expenses incurred related to the development and implementation of new enterprise resource planning, human capital management, and global development technology, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income. Costs related to these initiatives are not expected to recur beyond the current period.
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

The following table reconciles net income to Adjusted net income and calculates adjusted earnings per diluted share for the thirteen and twenty-six weeks ended June 27, 2026 and June 28, 2025 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Numerator:
Net income	$31,288	$26,763	$61,171	$119,028
Adjustments:
Transaction costs (a)	—	—	—	497
Loss on disposal of building (b)	—	—	—	6,534
Gain on sale of investment (c)	—	—	—	(92,485)
System implementation costs (d)	514	1,534	1,060	2,846
Amortization of capitalized system implementation costs (e)	467	—	934	—
Restructuring charges (f)	77	—	2,467	—
Tax effect of adjustments (g)	(254)	(368)	(1,071)	19,826
Adjusted net income	$32,092	$27,929	$64,561	$56,246

Denominator:
Weighted-average shares outstanding - diluted	27,252	27,997	27,425	28,255

Adjusted earnings per diluted share	$1.18	$1.00	$2.35	$1.99

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
(d) System implementation costs represent non-recurring expenses incurred related to the development and implementation of new enterprise resource planning, human capital management, and global development technology, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income. Costs related to these initiatives are not expected to recur beyond the current period.
(e) Represents amortization associated with capitalized cloud computing costs related to our system implementation, which are included in Selling, general and administrative on the Consolidated Statements of Comprehensive Income.
(f) Represents certain restructuring charges related to corporate realignment announced on January 13, 2026.
(g) Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an assumed effective tax rate of 24% for the thirteen and twenty-six weeks ended June 27, 2026, which includes provisions for U.S. federal income taxes, and assumes the respective statutory rates for applicable state and local jurisdictions.

Results of Operations
Thirteen Weeks Ended June 27, 2026 compared to Thirteen Weeks Ended June 28, 2025
The following table sets forth our results of operations for the thirteen weeks ended June 27, 2026 and June 28, 2025 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	June 27, 2026	June 28, 2025	$	%
Revenue:
Royalty revenue, franchise fees and other	$86,844	$79,889	$6,955	8.7%
Advertising fees	64,536	61,962	2,574	4.2%
Company-owned restaurant sales	34,184	32,478	1,706	5.3%
Total revenue	185,564	174,329	11,235	6.4%
Costs and expenses:
Cost of sales (1)	25,068	24,405	663	2.7%
Advertising expenses	68,417	65,533	2,884	4.4%
Selling, general and administrative	30,236	32,937	(2,701)	(8.2)%
Depreciation and amortization	7,212	6,220	992	15.9%
Total costs and expenses	130,933	129,095	1,838	1.4%
Operating income	54,631	45,234	9,397	20.8%
Interest expense, net	9,813	8,469	1,344	15.9%
Investment (income) expense	167	—	167	NM*
Income before income tax expense	44,651	36,765	7,886	21.4%
Income tax expense	13,363	10,002	3,361	33.6%
Net income	$31,288	$26,763	$4,525	16.9%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, but excludes depreciation and amortization, which are presented separately.
*Not meaningful.
Revenue
During the thirteen weeks ended June 27, 2026, total revenue was $185.6 million, an increase of $11.2 million, or 6.4%, compared to $174.3 million in the comparable period in 2025.
Royalty revenue, franchise fees and other increased $7.0 million, primarily driven by $11.2 million from net new franchise restaurant development and a $0.8 million increase from vendor rebates, partially offset by a $5.0 million decrease attributable to a 7.5% decline in domestic same store sales.
Advertising fees increased $2.6 million due to a 5.3% increase in system-wide sales during the thirteen weeks ended June 27, 2026.
Company-owned restaurant sales increased $1.7 million, driven by three additional corporate stores opened or acquired since the prior year period.

Cost of sales
The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	June 27, 2026		June 28, 2025
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Food, beverage and packaging costs	$12,040	35.2%	$11,937	36.8%
Labor costs	7,763	22.7%	7,441	22.9%
Other restaurant operating expenses	6,180	18.1%	5,821	17.9%
Vendor rebates	(915)	(2.7)%	(794)	(2.4)%
Total cost of sales	$25,068	73.3%	$24,405	75.2%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 35.2% in the thirteen weeks ended June 27, 2026, compared to 36.8% in the comparable period in 2025. This decrease as a percentage of company-owned restaurant sales was primarily due to a 9.1% decrease in the cost of bone-in chicken wings as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 22.7% for the thirteen weeks ended June 27, 2026, which was comparable to 22.9% for the thirteen weeks ended June 28, 2025.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 18.1% for the thirteen weeks ended June 27, 2026, which was comparable to 17.9% for the thirteen weeks ended June 28, 2025.
Advertising expenses
During the thirteen weeks ended June 27, 2026, advertising expenses were $68.4 million, an increase of $2.9 million compared to $65.5 million in the comparable period in 2025. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (“SG&A”)
During the thirteen weeks ended June 27, 2026, SG&A expense was $30.2 million, a decrease of $2.7 million compared to $32.9 million in the comparable period in 2025. The decrease in SG&A expense was primarily driven by $2.3 million in reduced stock compensation expense due to forfeitures recognized in the current period. Also contributing to the decrease was a $1.6 million reduction in payroll costs which was partially offset by a $1.5 million increase in professional fees.
Depreciation and amortization
During the thirteen weeks ended June 27, 2026, depreciation and amortization was $7.2 million, an increase of $1.0 million compared to $6.2 million in the comparable period in 2025. The increase in depreciation and amortization was primarily due to capital expenditures placed in service during the period related to our technology investments.
Interest expense, net
During the thirteen weeks ended June 27, 2026, interest expense, net increased to $9.8 million from $8.5 million in the prior year period, primarily driven by a $1.0 million decline in interest income due to lower average cash balances and $0.3 million of additional interest expense.
Investment (income) expense
Investment income decreased by $0.2 million and was comparable to the prior year period.
Income tax expense
During the thirteen weeks ended June 27, 2026, we recognized income tax expense of $13.4 million, yielding an effective tax rate of 29.9%, compared to an effective tax rate of 27.2% in the prior year period. The increase in the effective tax rate was primarily due to an increase in state income taxes and other non-deductible items.

Twenty-Six Weeks Ended June 27, 2026 compared to Twenty-Six Weeks Ended June 28, 2025
The following table sets forth our results of operations for the twenty-six weeks ended June 27, 2026 and June 28, 2025 (dollars in thousands):

	Twenty-Six Weeks Ended		Increase / (Decrease)
	June 27, 2026	June 28, 2025	$	%
Revenue:
Royalty revenue, franchise fees and other	$174,314	$158,664	$15,650	9.9%
Advertising fees	127,805	124,234	3,571	2.9%
Company-owned restaurant sales	67,170	62,525	4,645	7.4%
Total revenue	369,289	345,423	23,866	6.9%
Costs and expenses:
Cost of sales (1)	49,784	47,240	2,544	5.4%
Advertising expenses	135,728	131,328	4,400	3.4%
Selling, general and administrative	64,685	64,377	308	0.5%
Depreciation and amortization	14,053	12,448	1,605	12.9%
Loss on disposal of assets	—	6,535	(6,535)	100.0%
Total costs and expenses	264,250	261,928	2,322	0.9%
Operating income	105,039	83,495	21,544	25.8%
Interest expense, net	19,577	17,379	2,198	12.6%
Investment (income) expense	239	(93,839)	94,078	NM*
Income before income tax expense	85,223	159,955	(74,732)	(46.7)%
Income tax expense	24,052	40,927	(16,875)	(41.2)%
Net income	$61,171	$119,028	$(57,857)	(48.6)%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
*Not meaningful.

Revenue
During the twenty-six weeks ended June 27, 2026, total revenue was $369.3 million, an increase of $23.9 million, or 6.9%, compared to $345.4 million in the comparable period in 2025.

Royalty revenue, franchise fees and other increased $15.7 million, of which $22.4 million was due to net new franchise restaurant development and a $4.1 million increase in vendor rebates, partially offset by a decrease of $10.8 million due to a decline in domestic same store sales growth of 8.1%.

Advertising fees increased $3.6 million due to a 5.6% increase in system-wide sales during the twenty-six weeks ended June 27, 2026.

Company-owned restaurant sales increased $4.6 million, which was largely driven by company-owned restaurants opened and acquired since the prior fiscal second quarter.

Cost of sales
The table below presents the major components of cost of sales (dollars in thousands):

	Twenty-Six Weeks Ended
	June 27, 2026		June 28, 2025
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Food, beverage and packaging costs	$23,835	35.5%	$23,178	37.1%
Labor costs	15,652	23.3%	14,594	23.3%
Other restaurant operating expenses	12,049	17.9%	11,012	17.6%
Vendor rebates	(1,752)	(2.6)%	(1,544)	(2.5)%
Total cost of sales	$49,784	74.1%	$47,240	75.5%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 35.5% in the twenty-six weeks ended June 27, 2026, compared to 37.1% in the comparable period in 2025. The decrease as a percentage of company-owned restaurant sales was primarily due to a 10.7% decrease in the cost of bone-in chicken wings, which favorably impacted margins, as compared to the prior year period. This was partially offset by increases in other food costs during the period.
Labor costs as a percentage of company-owned restaurant sales were 23.3% for the twenty-six weeks ended June 27, 2026, which was comparable to the prior year period.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 17.9% for the twenty-six weeks ended June 27, 2026, compared to 17.6% in the prior year period in 2025. The increase as a percentage of company-owned restaurant sales was primarily due to increased rent charges.
Advertising expenses
During the twenty-six weeks ended June 27, 2026, advertising expenses were $135.7 million, an increase of $4.4 million compared to $131.3 million in the comparable period in 2025. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (SG&A)
During the twenty-six weeks ended June 27, 2026, SG&A expense was $64.7 million, an increase of $0.3 million compared to $64.4 million in the comparable period in 2025. The increase in SG&A expense was driven by an increase in professional fees of $1.8 million and an increase of $1.5 million in IT service agreements for the twenty-six weeks ended June 27, 2026. These increased costs were slightly offset by a reduction in stock-based compensation expense of $2.8 million due to forfeitures recognized in the current period.
Depreciation and amortization
During the twenty-six weeks ended June 27, 2026, depreciation and amortization was $14.1 million, an increase of $1.6 million compared to $12.4 million in the comparable period in 2025. The increase in depreciation and amortization was primarily due to capital expenditures related to our technology investments.
Interest expense, net
During the twenty-six weeks ended June 27, 2026, interest expense, net was $19.6 million, an increase of $2.2 million compared to $17.4 million in the comparable period in 2025. The increase was primarily driven by a $1.6 million decline in interest income due to lower average cash balances and $0.6 million of additional interest expense.
Investment income, net
During the twenty-six weeks ended June 27, 2026, investment income, net was $0.2 million, a decrease of $94.0 million compared to $93.8 million in the comparable period in 2025. The decrease was driven almost entirely by a non-recurring gain recorded on the sale of the Company’s unconsolidated equity method investment in its United Kingdom franchisee during the fiscal first quarter 2025.

Income tax expense
During the twenty-six weeks ended June 27, 2026, we recognized income tax expense of $24.1 million yielding an effective tax rate of 28.2%, compared to an effective tax rate of 25.6% in the prior year period. The increase in the effective tax rate is primarily related to the impact of nondeductible expenses for executive compensation during the twenty-six weeks ended June 27, 2026.
Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and borrowings available under our securitized financing facility. Our primary requirements for liquidity and capital are working capital, general corporate needs, capital expenditures, income tax payments, debt service requirements, dividend payments. We generally utilize available cash flows from operations to invest in our business, service our debt obligations, pay dividends, and execute our share repurchase program. As of June 27, 2026, the Company had $157.4 of cash, cash equivalents, and restricted cash.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility, including our Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
The following table shows summary cash flows information for the twenty-six weeks ended June 27, 2026 and June 28, 2025 (in thousands):

	Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025
Net cash provided by (used in):
Operating activities	$68,301	$31,876
Investing activities	(35,936)	16,915
Financing activities	(103,378)	(149,152)
Net change in cash, cash equivalents, and restricted cash	$(71,013)	$(100,361)
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

Net cash provided by operating activities was $68.3 million in the twenty-six weeks ended June 27, 2026, an increase of $36.4 million from net cash provided by operating activities of $31.9 million in the twenty-six weeks ended June 28, 2025, primarily related to changes in Ad Fund cash and cash equivalents, directly related to the timing of payments for expenses incurred for national advertising, as well as changes in working capital.
Investing activities. Our net cash used in investing activities was $35.9 million in the twenty-six weeks ended June 27, 2026, a change of $52.9 million from net cash provided by investing activities of $16.9 million in the twenty-six weeks ended June 28, 2025. The increase in capital expenditures primarily relates to our investments in technology and equipment. The prior year period included proceeds of $107.7 million from the sale of our non-controlling interest in LPH, partially offset by reinvestment in the newly formed entity of $75.4 million, as well as proceeds from the sale of an office building of $17.3 million in the prior year period.
Financing activities. Our net cash used in financing activities was $103.4 million in the twenty-six weeks ended June 27, 2026, a decrease of $45.8 million from net cash used in financing activities of $149.2 million in the twenty-six weeks ended June 28, 2025. The decrease is primarily related to an additional $42.2 million in common stock repurchased under our share repurchase program in the prior year period compared to the current year period.

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
During the fiscal second quarter of 2026, the Company continued to have a leverage ratio under the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and 2024 Class A-2 Notes of less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date, as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company elected to suspend payments, and the entire outstanding balance of the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026.
Dividends. We paid a quarterly cash dividend of $0.30 per share of common stock in each of the first two quarters of 2026, resulting in aggregate declared dividends of $16.4 million during the twenty-six weeks ended June 27, 2026. On July 28, 2026 the Company’s Board of Directors declared a dividend of $0.33 per share, to be paid on September 5, 2026 to stockholders of record as of August 15, 2026, totaling approximately $9 million.
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
Share Repurchase Program. On March 5, 2026, the Company’s Board of Directors authorized the repurchase of up to an additional $300.0 million of its outstanding shares of common stock under its existing share repurchase program (the “Share Repurchase Program”). During the twenty-six weeks ended June 27, 2026, the Company repurchased and retired 374,324 shares of its common stock at an average price of $208.08 per share. As of June 27, 2026, $313.4 million remained available under the Share Repurchase Program. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Company’s Board of Directors.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside of our control, including inflation as compared to the prior year period. Although we enter into arrangements in an effort to mitigate the price volatility of food costs, there are no established fixed price markets for fresh bone-in chicken wings, so we may be subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 19.4% and 20.6% of our company-owned restaurant cost of sales during the twenty-six weeks ended June 27, 2026 and June 28, 2025, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $1.0 million during the twenty-six weeks ended June 27, 2026. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $1.2 billion incurred under the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes as of June 27, 2026 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the Variable Funding Notes; however, the Company had no outstanding borrowings under its Variable Funding Notes as of June 27, 2026.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2026, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 27, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 28, 2025 - January 24, 2026	—	$—	—	$—
January 25, 2026 - February 21, 2026	56,136	225.82	56,136	78,663,009
February 22, 2026 - March 28, 2026	318,188	204.94	318,188	313,445,915
March 29, 2026 - April 25, 2026	—	—	—	—
April 26, 2026 - May 23, 2026	—	—	—	—
May 24, 2026 - June 27, 2026	—	—	—	—
Total	374,324	$208.08	374,324	$313,445,915
(1) In August 2023, the Company announced a share repurchase program (the “Share Repurchase Program”), authorizing the repurchase of up to $250.0 million of its outstanding shares of common stock. On December 5, 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $500.0 million of its outstanding shares of common stock under the Share Repurchase Program. On March 5, 2026, the Company’s Board of Directors authorized the repurchase of up to an additional $300 million of its outstanding shares of common stock under the Share Repurchase Program. The authorization for the repurchase continues until all such shares have been repurchased or the Share Repurchase Program is terminated by action of the Company’s Board of Directors. Since the inception of the Share Repurchase Program in August 2023, we have repurchased and retired 2,959,473 shares of our common stock at an average price of $252.25 per share. As of June 27, 2026, $313.4 million remained available under the Share Repurchase Program.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the thirteen weeks ended June 27, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits
Index to Exhibits

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of Wingstop Inc., as amended through May 21, 2026.
3.2
Certificate of Amendment, dated May 21, 2026, to the Restated Certificate of Incorporation of Wingstop Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37425) on May 22, 2026 and incorporated by reference herein.

3.3
Amended and Restated Bylaws of Wingstop Inc., effective as of May 21, 2026, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37425) on May 22, 2026 and incorporated by reference herein.

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

Wingstop Inc.
(Registrant)

Date:	July 29, 2026	By:	/s/ Michael J. Skipworth
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2026	By:	/s/ Alex R. Kaleida
Chief Financial Officer
(Principal Financial and Accounting Officer)