Form 10-Q
period 2026-09-26
Wingstop Inc.
filed 2026-10-28
CIK 1636222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
On October 27, 2026 there were 27,053,133 shares of common stock outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
WINGSTOP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except share and par value amounts)

	September 26, 2026	December 27, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$104,787	$196,572
Restricted cash	25,994	25,994
Accounts receivable, net	32,729	20,823
Prepaid expenses and other current assets	11,752	7,956
Advertising fund assets, restricted	20,201	16,143
Total current assets	195,463	267,488
Property and equipment, net	160,132	130,581
Operating lease assets	52,226	48,637
Goodwill	102,650	83,875
Trademarks	32,700	32,700
Investments	93,614	87,164
Other non-current assets, net	49,820	42,964
Total assets	$686,605	$693,409
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$18,503	$12,846
Current portion of operating lease liabilities	3,623	3,232
Other current liabilities	49,876	49,744
Advertising fund liabilities	20,201	16,143
Total current liabilities	92,203	81,965
Long-term debt, net	1,211,349	1,209,094
Operating lease liabilities	60,698	58,080
Deferred revenues, net of current	52,526	47,721
Deferred income tax liabilities, net	42,134	33,142
Other non-current liabilities	243	169
Total liabilities	1,459,153	1,430,171
Commitments and contingencies (see Note 7)
Stockholders' deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 27,053,023 and 27,540,619 shares issued and outstanding as of September 26, 2026 and December 27, 2025, respectively	271	275
Additional paid-in-capital	2,113	1,529
Retained deficit	(779,764)	(744,915)
Accumulated other comprehensive income (loss)	4,832	6,349
Total stockholders' deficit	(772,548)	(736,762)
Total liabilities and stockholders' deficit	$686,605	$693,409
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Revenue:
Royalty revenue, franchise fees and other	$86,301	$81,187	$260,615	$239,851
Advertising fees	64,050	62,018	191,855	186,252
Company-owned restaurant sales	34,780	32,531	101,950	95,056
Total revenue	185,131	175,736	554,420	521,159
Costs and expenses:
Cost of sales (1)	27,209	24,342	76,993	71,582
Advertising expenses	67,748	65,541	203,476	196,869
Selling, general and administrative	30,474	30,659	95,159	95,036
Depreciation and amortization	9,005	6,233	23,058	18,681
Loss on disposal of assets	—	—	—	6,535
Total costs and expenses	134,436	126,775	398,686	388,703
Operating income	50,695	48,961	155,734	132,456
Interest expense, net	10,576	9,201	30,153	26,580
Investment (income) expense	94	128	333	(93,711)
Income before income tax expense	40,025	39,632	125,248	199,587
Income tax expense	10,921	11,154	34,973	52,081
Net income	$29,104	$28,478	$90,275	$147,506

Earnings per share
Basic	$1.07	$1.02	$3.31	$5.26
Diluted	$1.07	$1.02	$3.30	$5.24

Other comprehensive income (loss)
Currency translation adjustment	$1,254	$(1,768)	$(1,517)	$6,222
Other comprehensive income (loss)	1,254	(1,768)	(1,517)	6,222
Comprehensive income	$30,358	$26,710	$88,758	$153,728

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Thirty-Nine Weeks Ended September 26, 2026
(amounts in thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
Balance at December 27, 2025	27,540,619	$275	$1,529	$(744,915)	$6,349	$(736,762)
Net income	—	—	—	29,883	—	29,883
Shares issued under stock plans	101,952	1	(1)	—	—	—
Purchases of common stock	(374,324)	(4)	(6,034)	(72,480)	—	(78,518)
Tax payments for restricted stock upon vesting	(35,768)	—	—	(8,460)	—	(8,460)
Stock-based compensation expense, net of forfeitures	—	—	4,823	—	—	4,823
Dividends declared on common stock and equivalents	—	—	(104)	(8,313)	—	(8,417)
Currency translation adjustment	—	—	—	—	(1,721)	(1,721)
Balance at March 28, 2026	27,232,479	$272	$213	$(804,285)	$4,628	$(799,172)
Net income	—	—	—	31,288	—	31,288
Shares issued under stock plans	8,628	—	354	—	—	354
Tax payments for restricted stock upon vesting	(756)	—	—	(84)	—	(84)
Stock-based compensation expense, net of forfeitures	—	—	3,893	—	—	3,893
Dividends declared on common stock and equivalents	—	—	(2,051)	(6,165)	—	(8,216)
Currency translation adjustment	—	—	—	—	(1,050)	(1,050)
Balance at June 27, 2026	27,240,351	$272	$2,409	$(779,246)	$3,578	$(772,987)
Net income	—	—	—	29,104	—	29,104
Shares issued under stock plans	3,885	—	274	—	—	274
Purchases of common stock	(190,688)	(1)	(4,114)	(21,121)	—	(25,236)
Tax payments for restricted stock upon vesting	(525)	—	—	(54)	—	(54)
Stock-based compensation expense, net of forfeitures	—	—	4,082	—	—	4,082
Dividends declared on common stock and equivalents	—	—	(538)	(8,447)	—	(8,985)
Currency translation adjustment	—	—	—	—	1,254	1,254
Balance at September 26, 2026	27,053,023	$271	$2,113	$(779,764)	$4,832	$(772,548)

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

WINGSTOP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025

Operating activities
Net income	$90,275	$147,506
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,058	18,681
Deferred income taxes	8,992	30,075
Stock-based compensation expense	12,798	17,601
Non-cash investment income	(7,498)	(6,317)
Loss on disposal of assets	32	6,535
Gain on sale of investment	—	(92,485)
Amortization of debt issuance costs	2,433	2,334
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,906)	241
Prepaid expenses and other assets	(2,303)	(13,557)
Advertising fund assets and liabilities, net	4,570	(13,809)
Accounts payable and other current liabilities	6,839	(10,406)
Deferred revenue	5,552	8,821
Other non-current liabilities	(3,208)	530
Cash provided by operating activities	129,634	95,750

Investing activities
Purchases of property and equipment	(47,529)	(24,601)
Acquisition of restaurants from franchisees	(32,002)	(9,221)
Proceeds from sales of assets	—	17,330
Payments for investments	—	(76,513)
Proceeds from sale of investments	—	107,700
Cash (used in) provided by investing activities	(79,531)	14,695

Financing activities
Proceeds from exercise of stock options	631	1,118
Purchases of common stock	(103,755)	(160,746)
Tax payments for restricted stock upon vesting	(8,598)	(13,754)
Dividends paid	(25,598)	(24,017)
Cash used in financing activities	(137,320)	(197,399)

Net change in cash, cash equivalents, and restricted cash	(87,217)	(86,954)
Cash, cash equivalents, and restricted cash at beginning of period	228,453	359,574
Cash, cash equivalents, and restricted cash at end of period	$141,236	$272,620

Supplemental information:
Accrued capital expenditures	$5,117	$9,579

See accompanying notes to consolidated financial statements.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation and Update to Significant Accounting Policies
Nature of operations. Wingstop Inc., together with its consolidated subsidiaries (collectively, “Wingstop” or the “Company”), is in the business of franchising and operating Wingstop restaurants. As of September 26, 2026, the Company had a total of 3,331 restaurants system-wide. The Company’s restaurant base is approximately 98% franchised, with 3,260 franchised locations (including 544 restaurants in international locations and U.S. territories) and 71 company-owned restaurants as of September 26, 2026.
Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, financial information and disclosures normally included in financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. Balance sheet amounts are as of September 26, 2026 and December 27, 2025, and operating results are for the thirteen and thirty-nine weeks ended September 26, 2026 and September 27, 2025.
Certain reclassifications have been made to the financial statements and accompanying footnotes to conform to the Company’s current period presentation.
In the Company’s opinion, all necessary adjustments, which are normal and recurring except otherwise disclosed, have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025 (the “Annual Report”).
Fiscal year. The Company uses a 52- or 53-week fiscal year that ends on the last Saturday of the calendar year. Fiscal years 2026 and 2025 each have 52 weeks.
Cash, Cash Equivalents, and Restricted Cash. Cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of September 26, 2026 and December 27, 2025 were as follows (in thousands):

	September 26, 2026	December 27, 2025
Cash and cash equivalents	$104,787	$196,572
Restricted cash	25,994	25,994
Restricted cash, included in Advertising fund assets, restricted	10,455	5,887
Total cash, cash equivalents, and restricted cash	$141,236	$228,453
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Basic weighted average shares outstanding	27,128	27,899	27,281	28,065
Dilutive shares	9	92	50	104
Diluted weighted average shares outstanding	27,137	27,991	27,331	28,169
For the thirteen weeks ended September 26, 2026 and September 27, 2025, equity awards representing approximately 183,000 and 1,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
For the thirty-nine weeks ended September 26, 2026 and September 27, 2025, equity awards representing approximately 147,000 and 2,000 shares, respectively, were excluded from the dilutive earnings per share calculation because the effect would have been anti-dilutive.
(3)    Stockholders’ Deficit
Dividends
In connection with the Company’s regular dividend program, our Board of Directors declared a quarterly dividend of $0.33 per share of common stock in the third quarter of 2026.

Subsequent to the third quarter, on October 27, 2026, our Board of Directors declared a regular quarterly dividend of $0.33 per share of common stock for stockholders of record as of November 13, 2026. The regular quarterly dividend is to be paid on December 4, 2026, totaling approximately $9.0 million.
Share Repurchase Program
The following table summarizes shares repurchased and retired, and the average price per share, during the periods presented:

		Thirty-Nine Weeks Ended
	September 26, 2026		September 27, 2025
	# of shares	Weighted average price per share	# of shares	Weighted average price per share
2023 & 2024 ASR Agreements	—	$—	317,202	$292.28
Share repurchases	565,012	182.10	652,913	244.64
Total share repurchases	565,012	$182.10	970,115	$260.22
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
During the thirty-nine weeks ended September 26, 2026, the Company repurchased and retired 565,012 shares of its common stock at an average price of $182.10 per share. As of September 26, 2026, $288.4 million remained available under the Share Repurchase Program.

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
Based on this valuation approach, the estimated fair value of the preference share investment was determined at $100 million. The carrying value of the investment as of September 26, 2026 was $91.5 million, net of an allowance for credit losses of $5.5 million.
The carrying value and estimated fair value of debt and the investment in debt securities are summarized as follows (in thousands):

	Fair Value Hierarchy	September 26, 2026		December 27, 2025
		Carrying Value	Fair Value	Carrying Value	Fair Value
Securitized Financing Facility:
2020-1 Class A-2 Senior Secured Notes (1)	Level 2	$472,800	$458,323	$472,800	$456,961
2022-1 Class A-2 Senior Secured Notes (1)	Level 2	$248,125	$234,711	$248,125	$240,061
2024-1 Class A-2 Senior Secured Notes (1)	Level 2	$500,000	$489,690	$500,000	$514,500
Investment in preference shares of LPH (2)	Level 3	$91,528	$100,079	$85,597	$87,482
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
The fair value of the assets and liabilities of the Company that are required to be measured at fair value on a recurring basis were not significant at September 26, 2026 or December 27, 2025. The Company also measures certain non-financial assets (primarily long-lived assets, intangible assets, and goodwill) at fair value on a non-recurring basis in connection with its periodic evaluations of such assets for potential impairment.
(5)    Income Taxes
Income tax expense and the effective tax rate were $10.9 million and 27.3%, respectively, for the thirteen weeks ended September 26, 2026, and $11.2 million and 28.1%, respectively, for the thirteen weeks ended September 27, 2025. Income tax expense and the effective tax rate were $35.0 million and 27.9%, respectively, for the thirty-nine weeks ended September 26, 2026, and $52.1 million and 26.1%, respectively, for the thirty-nine weeks ended September 27, 2025. The change in the effective tax rate was primarily due to a change in state income taxes and other non-deductible items. The decrease in total tax expense for the thirty-nine weeks ended September 26, 2026 is primarily related to the taxable gain on the sale of our non-controlling interest in LPH during the first fiscal quarter of 2025.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(6)    Debt Obligations
Long-term debt consisted of the following components (in thousands):

	September 26, 2026	December 27, 2025
2020-1 Class A-2 Senior Secured Notes	$472,800	$472,800
2022-1 Class A-2 Senior Secured Notes	248,125	248,125
2024-1 Class A-2 Senior Secured Notes	500,000	500,000
Debt issuance costs, net of amortization	(9,576)	(11,831)
Total debt	1,211,349	1,209,094
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
No borrowings were outstanding under the Variable Funding Notes as of September 26, 2026 and December 27, 2025.
As of September 26, 2026, the Company’s leverage ratio under the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes was less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date, as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company elected to suspend payments, and the entire outstanding balance of $1.2 billion of the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes has been classified as long-term debt as the repayment date is more than one year from September 26, 2026.
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
(8)    Stock-Based Compensation
During the thirty-nine weeks ended September 26, 2026, the Company granted 68,872 restricted stock units (“RSUs”) to certain employees. The RSUs granted generally vest ratably over a three-year period subsequent to the grant date and had a weighted-average grant-date fair value of $188.60 per unit.
In addition, the Company granted 54,326 performance stock units (“PSUs”) to certain employees during the thirty-nine weeks ended September 26, 2026. Of the total PSUs granted, 37,122 PSUs are subject to a service condition and a performance vesting condition based on return on incremental invested capital (“ROIIC PSUs”). The ROIIC PSUs are generally eligible to cliff-vest approximately three years from the grant date, and the maximum vesting percentage that could be realized for each of the ROIIC PSUs is 250% based on the level of performance achieved for the awards.
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

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The remaining 12,893 PSUs granted are subject to a service condition and performance vesting conditions based on the Company’s net new unit growth and Adjusted EBITDA growth, and include a same store sales growth modifier, over a three-year performance period (“Growth PSUs”). The Growth PSUs are generally eligible to cliff-vest approximately three years from the grant date, and the maximum vesting percentage that could be realized for each of the Growth PSUs is 200% based on the level of performance achieved for the awards.
The PSUs had a weighted-average grant-date fair value of $189.67 per unit. Total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.

Total compensation expense related to all share-based awards, net of forfeitures recognized, was $12.8 million and $17.6 million for the thirty-nine weeks ended September 26, 2026 and September 27, 2025, respectively, and was included in Selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Comprehensive Income.
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

Substantially all of the reinvestment consists of preference shares, which are accounted for as held-to-maturity debt securities at amortized cost, with interest income recognized using the effective interest method. These securities are evaluated for credit losses on a quarterly basis under the current expected credit loss (“CECL”) methodology. The Company recorded an additional provision for credit losses of $0.5 million in Investment (income) expense on the Consolidated Statements of Comprehensive Income during the third fiscal quarter of 2026.

The Company’s 18.75% ownership interest in ordinary shares is accounted for using the equity method, and the Company’s share of investee income will be recorded in Investment (income) expense on the Consolidated Statements of Comprehensive Income.
(10)    Revenue from Contracts with Customers
The following table represents a disaggregation of revenue from contracts with customers for the thirteen and thirty-nine weeks ended September 26, 2026 and September 27, 2025 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Royalty revenue	$78,282	$73,908	$233,653	$218,760
Franchise fees and other	8,019	7,279	26,962	21,091
Royalty revenue, franchise fees and other	86,301	81,187	260,615	239,851
Advertising fees	64,050	62,018	191,855	186,252
Company-owned restaurant sales	34,780	32,531	101,950	95,056
Total revenue	185,131	175,736	554,420	521,159
Franchise fee, development fee, and international territory fee payments received by the Company are recorded as deferred revenue on the Consolidated Balance Sheets, which represents a contract liability. Deferred revenue is reduced as fees are recognized in revenue over the term of the franchise license for the respective restaurant. As the term of the franchise license is typically ten years, substantially all of the franchise and other fees revenue recognized in the thirteen and thirty-nine weeks ended September 26, 2026 was included in the deferred revenue balance as of December 27, 2025. Approximately $14.2 million and $13.6 million of deferred revenue as of September 26, 2026 and December 27, 2025, respectively, relates to restaurants that have not yet opened, so the fees are not yet being amortized. The weighted average remaining amortization period for deferred franchise and renewal fees related to open restaurants is 7.5 years. The Company did not have any material contract assets as of September 26, 2026.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
On May 27, 2026, the Company launched Club Wingstop, its first customer loyalty program. The program allows customers to earn loyalty points redeemable for future purchases of the Company’s products. The loyalty points represent a material right and therefore a separate performance obligation. When an enrolled customer purchases Wingstop products, a portion of the transaction price is deferred as a contract liability until points are redeemed or expire. Points expire twelve months after issuance. The contract liability recorded for the loyalty program is immaterial to the Company’s financial statements for the thirteen and thirty-nine weeks ended September 26, 2026.

(11)    Restaurant Transactions
The Company acquired thirteen existing restaurants from two franchisees during the thirty-nine weeks ended September 26, 2026 and three existing restaurants from a franchisee during the thirty-nine weeks ended September 27, 2025. None of these acquisitions were individually significant to our consolidated financial statements. Accordingly, the preliminary purchase price allocations have been presented on an aggregated basis. The total purchase prices are reflected in the table below and were all funded by cash flows from operations.

The following table summarizes the allocations of the purchase price to the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

	Purchase Price Allocation
	September 26, 2026	September 27, 2025
Working capital	$142	$36
Property and equipment	785	102
Leasehold improvements	1,666	—
Reacquired franchise rights	10,370	4,590
Operating lease right-of-use assets	2,602	—
Goodwill	18,775	4,493
Operating lease liabilities	(2,237)	—
Other liabilities	(101)	—
Total purchase price	$32,002	$9,221
The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill and is attributable to the benefits expected as a result of the acquisition, including sales and unit growth opportunities. All of the goodwill from the acquisitions is expected to be deductible for federal income tax purposes. The purchase price allocation remains preliminary for the 2026 acquisitions and reflects management’s current estimates, including preliminary work performed by third-party valuation specialists, as applicable. The Company is continuing to obtain information necessary to finalize the fair values of assets acquired and liabilities assumed during the measurement period.

Pro forma financial information of the combined entities is not presented due to the immaterial impact of the financial results of the acquisition on our consolidated financial statements. Additionally, post-acquisition revenue and earnings of the acquired stores are not material in the current period.

The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a Level 3 fair value measurement. Fair value measurements for reacquired franchise rights were determined using the income approach. Fair value measurements for property and equipment and other tangible assets and liabilities were determined using the cost approach.

WINGSTOP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(12)     Segment Information
The Company has one reportable segment, and the measure of restaurant segment assets is reported as Total assets on the Consolidated Balance Sheets.
Financial information for the Company’s reportable segment is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Revenue:
Royalty revenue, franchise fees and other	$86,301	$81,187	$260,615	$239,851
Advertising fees	64,050	62,018	191,855	186,252
Company-owned restaurant sales	34,780	32,531	101,950	95,056
Total revenue	185,131	175,736	554,420	521,159
Cost of sales:
Food, beverage and packaging costs	12,838	11,782	36,672	34,960
Labor	8,606	7,502	24,259	22,096
Other operating costs	6,755	5,828	18,804	16,840
Vendor rebates	(990)	(770)	(2,742)	(2,314)
Total cost of sales	27,209	24,342	76,993	71,582
Advertising expenses	67,748	65,541	203,476	196,869
Selling, general & administrative:
Transaction costs	—	—	—	497
System implementation costs	—	2,063	1,060	4,909
Amortization of capitalized system implementation costs	311	457	1,245	457
Restructuring charges	—	—	2,467	—
Stock-based compensation expense	4,082	6,072	12,798	17,601
Other segment expense (1)	26,081	22,067	77,589	71,572
Total selling, general and administrative	30,474	30,659	95,159	95,036
Depreciation and amortization	9,005	6,233	23,058	18,681
Loss on disposal of assets	—	—	—	6,535
Interest expense, net	10,576	9,201	30,153	26,580
Investment (income) expense	94	128	333	(93,711)
Income tax expense	10,921	11,154	34,973	52,081
Net income	$29,104	$28,478	$90,275	$147,506
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
Overview
Wingstop is the largest fast casual chicken wings-focused restaurant chain in the world, with over 3,300 locations worldwide. We are dedicated to serving the world flavor through an unparalleled guest experience and offering of classic wings, boneless wings, tenders, and chicken sandwiches, always cooked to order and hand-sauced-and-tossed in 12 bold, distinctive flavors.
The Company is primarily a franchisor, with approximately 98% of Wingstop’s restaurants currently owned and operated by independent franchisees. We believe our asset-light, highly-franchised business model generates strong operating margins and requires low capital expenditures, creating stockholder value through strong and consistent free cash flow and capital-efficient growth.
Highlights for the fiscal third quarter 2026 compared to the fiscal third quarter 2025:
•System-wide sales increased 6.0% to $1.4 billion;
•76 net new openings in the fiscal third quarter 2026;
•Domestic same store sales decreased 5.4%;
•Total revenue increased 5.3% to $185.1 million;
•Net income increased 2.2% to $29.1 million, or $1.07 per diluted share;
•Adjusted net income and adjusted earnings per diluted share, both non-GAAP measures, decreased 3.5% to $29.3 million, or $1.08 per diluted share; and
•Adjusted EBITDA, a non-GAAP measure, increased 0.5% to $64.0 million.

Highlights for the year-to-date third quarter of 2026 compared to the year-to-date third quarter of 2025:
•System-wide sales increased 5.7% to $4.2 billion;
•275 net new openings in the year-to-date third quarter of 2026;
•Domestic same store sales decreased 7.2% over the prior fiscal year-to-date period;
•Total revenue increased 6.4% to $554.4 million over the prior fiscal year-to-date period;
•Net income decreased 38.8% to $90.3 million, or $3.30 per diluted share;
•Adjusted net income and adjusted earnings per diluted share, both non-GAAP measures, increased 8.4% to $93.9 million, or $3.44 per diluted share; and
•Adjusted EBITDA, a non-GAAP measure, increased 7.5% to $196.0 million.

Key Performance Indicators
Key measures that we use in evaluating our restaurants and assessing our business include the following:
Number of restaurants. Management reviews the number of new restaurants, the number of closed restaurants, and the number of acquisitions and divestitures of restaurants to assess net new restaurant growth.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Domestic Franchised Activity:
Beginning of period	2,671	2,357	2,529	2,154
Openings	59	93	202	299
Closures	(1)	—	(2)	—
Acquired by Company	(13)	—	(13)	(3)
Restaurants end of period	2,716	2,450	2,716	2,450

Domestic Company-Owned Activity:
Beginning of period	57	54	57	50
Openings	1	1	1	3
Closures	—	—	—	(1)
Acquired by Company	13	—	13	3
Restaurants end of period	71	55	71	55

Total Domestic Restaurants	2,787	2,505	2,787	2,505

International Franchised Activity (1):
Beginning of period	527	407	470	359
Openings	21	22	84	73
Closures	(4)	(2)	(10)	(5)
Restaurants end of period	544	427	544	427

Total System-wide Restaurants	3,331	2,932	3,331	2,932

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
The following table sets forth our key performance indicators for the thirteen and thirty-nine weeks ended September 26, 2026 and September 27, 2025 (in thousands, except unit data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Number of system-wide restaurants open at end of period	3,331	2,932	3,331	2,932
System-wide sales (1)	$1,437,285	$1,356,361	$4,225,134	$3,996,419
Domestic restaurant AUV	$1,848	$2,061	$1,848	$2,061
Domestic same store sales growth	(5.4)%	(5.6)%	(7.2)%	(2.4)%
Company-owned domestic same store sales growth	(2.7)%	3.8%	(2.5)%	3.0%
Total revenue	$185,131	$175,736	$554,420	$521,159
Net income	$29,104	$28,478	$90,275	$147,506
Adjusted EBITDA (2)	$63,999	$63,658	$196,029	$182,362
Adjusted net income (3)	$29,340	$30,393	$93,902	$86,640

(1) The percentage of system-wide sales attributable to company-owned restaurants was 2.4% for the thirteen and thirty-nine weeks ended September 26, 2026 and September 27, 2025. The remainder was generated by franchised restaurants, as reported by our franchisees.
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
Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only as performance measures and supplementally. As noted in the table below, Adjusted EBITDA includes adjustments for losses on debt extinguishment and financing transactions, transaction costs, costs and fees associated with investments in our strategic initiatives, certain system implementation costs, gains and losses on non-recurring transactions, certain restructuring charges, and stock-based compensation expense. We believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our restaurants, and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. The adjustments described in this paragraph and in the reconciliation table below help management measure our core operating performance over time by removing items that are not related to day-to-day operations.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 26, 2026 and September 27, 2025 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$29,104	$28,478	$90,275	$147,506
Interest expense, net	10,576	9,201	30,153	26,580
Income tax expense	10,921	11,154	34,973	52,081
Depreciation and amortization	9,005	6,233	23,058	18,681
EBITDA	$59,606	$55,066	$178,459	$244,848
Additional adjustments:
Transaction costs (a)	—	—	—	497
Loss on disposal of building (b)	—	—	—	6,535
Gain on sale of investment (c)	—	—	—	(92,485)
System implementation costs (d)	—	2,063	1,060	4,909
Amortization of capitalized system implementation costs (e)	311	457	1,245	457
Restructuring charges (f)	—	—	2,467	—
Stock-based compensation expense (g)	4,082	6,072	12,798	17,601
Adjusted EBITDA	$63,999	$63,658	$196,029	$182,362

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

The following table reconciles net income to Adjusted net income and calculates adjusted earnings per diluted share for the thirteen and thirty-nine weeks ended September 26, 2026 and September 27, 2025 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Numerator:
Net income	$29,104	$28,478	$90,275	$147,506
Adjustments:
Transaction costs (a)	—	—	—	497
Loss on disposal of building (b)	—	—	—	6,535
Gain on sale of investment (c)	—	—	—	(92,485)
System implementation costs (d)	—	2,063	1,060	4,909
Amortization of capitalized system implementation costs (e)	311	457	1,245	457
Restructuring charges (f)	—	—	2,467	—
Tax effect of adjustments (g)	(75)	(605)	(1,145)	19,221
Adjusted net income	$29,340	$30,393	$93,902	$86,640

Denominator:
Weighted-average shares outstanding - diluted	27,137	27,991	27,331	28,169

Adjusted earnings per diluted share	$1.08	$1.09	$3.44	$3.08

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
(g) Represents the tax effect of the aforementioned adjustments to reflect corporate income taxes at an assumed effective tax rate of 24% for the thirteen and thirty-nine weeks ended September 26, 2026, which includes provisions for U.S. federal income taxes, and assumes the respective statutory rates for applicable state and local jurisdictions.

Results of Operations
Thirteen Weeks Ended September 26, 2026 compared to Thirteen Weeks Ended September 27, 2025
The following table sets forth our results of operations for the thirteen weeks ended September 26, 2026 and September 27, 2025 (dollars in thousands):

	Thirteen Weeks Ended		Increase / (Decrease)
	September 26, 2026	September 27, 2025	$	%
Revenue:
Royalty revenue, franchise fees and other	$86,301	$81,187	$5,114	6.3%
Advertising fees	64,050	62,018	2,032	3.3%
Company-owned restaurant sales	34,780	32,531	2,249	6.9%
Total revenue	185,131	175,736	9,395	5.3%
Costs and expenses:
Cost of sales (1)	27,209	24,342	2,867	11.8%
Advertising expenses	67,748	65,541	2,207	3.4%
Selling, general and administrative	30,474	30,659	(185)	(0.6)%
Depreciation and amortization	9,005	6,233	2,772	44.5%
Total costs and expenses	134,436	126,775	7,661	6.0%
Operating income	50,695	48,961	1,734	3.5%
Interest expense, net	10,576	9,201	1,375	14.9%
Investment (income) expense	94	128	(34)	(26.6)%
Income before income tax expense	40,025	39,632	393	1.0%
Income tax expense	10,921	11,154	(233)	(2.1)%
Net income	$29,104	$28,478	$626	2.2%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, but excludes depreciation and amortization, which are presented separately.
*Not meaningful.
Revenue
During the thirteen weeks ended September 26, 2026, total revenue was $185.1 million, an increase of $9.4 million, or 5.3%, compared to $175.7 million in the comparable period in 2025.
Royalty revenue, franchise fees and other increased $5.1 million, primarily driven by $8.6 million from net new franchise restaurant development, partially offset by a $3.6 million decrease attributable to a 5.4% decline in domestic same store sales.
Advertising fees increased $2.0 million due to a 6.0% increase in system-wide sales during the thirteen weeks ended September 26, 2026.
Company-owned restaurant sales increased $2.2 million, primarily due to the sixteen corporate stores opened or acquired since the comparable period in 2025, including the thirteen stores acquired during the thirteen weeks ended September 26, 2026, as previously disclosed.

Cost of sales
The table below presents the major components of cost of sales (dollars in thousands):

	Thirteen Weeks Ended
	September 26, 2026		September 27, 2025
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Food, beverage and packaging costs	$12,838	36.9%	$11,782	36.2%
Labor costs	8,606	24.7%	7,502	23.1%
Other restaurant operating expenses	6,755	19.4%	5,828	17.9%
Vendor rebates	(990)	(2.8)%	(770)	(2.4)%
Total cost of sales	$27,209	78.2%	$24,342	74.8%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 36.9% in the thirteen weeks ended September 26, 2026, compared to 36.2% in the comparable period in 2025. This increase as a percentage of company-owned restaurant sales was primarily due to a combination of increases in fries and packaging costs as compared to the prior year period.
Labor costs as a percentage of company-owned restaurant sales were 24.7% for the thirteen weeks ended September 26, 2026, compared to 23.1% in the comparable period in 2025. This increase as a percentage of company-owned restaurant sales was primarily due to the increase in headcount-related costs associated with the acquisitions during the period and the impact of lower sales on fixed labor costs.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 19.4% for the thirteen weeks ended September 26, 2026, compared to 17.9% for the comparable period in 2025. This increase as a percentage of company-owned restaurant sales was primarily due increased rent and repair and maintenance expenses related to the acquisitions during the period and the impact of lower sales on other operating expenses.
Advertising expenses
During the thirteen weeks ended September 26, 2026, advertising expenses were $67.7 million, an increase of $2.2 million compared to $65.5 million in the comparable period in 2025. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (“SG&A”)
During the thirteen weeks ended September 26, 2026, SG&A expense was $30.5 million, a decrease of $0.2 million compared to $30.7 million in the comparable period in 2025. The decrease in SG&A expense was primarily driven by $2.0 million in reduced stock compensation expense due to forfeitures recognized in the current period which was partially offset by a $1.5 million increase in headcount related costs.
Depreciation and amortization
During the thirteen weeks ended September 26, 2026, depreciation and amortization was $9.0 million, an increase of $2.8 million compared to $6.2 million in the comparable period in 2025. The increase in depreciation and amortization was primarily due to capital expenditures placed in service subsequent to the comparable period in 2025 related to our technology investments.
Interest expense, net
During the thirteen weeks ended September 26, 2026, interest expense, net increased to $10.6 million from $9.2 million in the prior year period, primarily driven by a $1.2 million decline in interest income due to lower average cash balances.
Income tax expense
During the thirteen weeks ended September 26, 2026, we recognized income tax expense of $10.9 million, yielding an effective tax rate of 27.3%, compared to an effective tax rate of 28.1% in the prior year period. The decrease in the effective tax rate was primarily due to a decrease in state income taxes and other non-deductible items.

Thirty-Nine Weeks Ended September 26, 2026 compared to Thirty-Nine Weeks Ended September 27, 2025
The following table sets forth our results of operations for the thirty-nine weeks ended September 26, 2026 and September 27, 2025 (dollars in thousands):

	Thirty-Nine Weeks Ended		Increase / (Decrease)
	September 26, 2026	September 27, 2025	$	%
Revenue:
Royalty revenue, franchise fees and other	$260,615	$239,851	$20,764	8.7%
Advertising fees	191,855	186,252	5,603	3.0%
Company-owned restaurant sales	101,950	95,056	6,894	7.3%
Total revenue	554,420	521,159	33,261	6.4%
Costs and expenses:
Cost of sales (1)	76,993	71,582	5,411	7.6%
Advertising expenses	203,476	196,869	6,607	3.4%
Selling, general and administrative	95,159	95,036	123	0.1%
Depreciation and amortization	23,058	18,681	4,377	23.4%
Loss on disposal of assets	—	6,535	(6,535)	100.0%
Total costs and expenses	398,686	388,703	9,983	2.6%
Operating income	155,734	132,456	23,278	17.6%
Interest expense, net	30,153	26,580	3,573	13.4%
Investment (income) expense	333	(93,711)	94,044	(100.4)%
Income before income tax expense	125,248	199,587	(74,339)	(37.2)%
Income tax expense	34,973	52,081	(17,108)	(32.8)%
Net income	$90,275	$147,506	$(57,231)	(38.8)%

(1) Cost of sales includes all operating expenses of company-owned restaurants, including advertising expenses, and excludes depreciation and amortization, which are presented separately.
*Not meaningful.

Revenue
During the thirty-nine weeks ended September 26, 2026, total revenue was $554.4 million, an increase of $33.3 million, or 6.4%, compared to $521.2 million in the comparable period in 2025.

Royalty revenue, franchise fees and other increased $20.8 million, of which $28.7 million was due to net new franchise restaurant development and a $4.7 million increase in vendor rebates, partially offset by a decrease of $14.3 million due to a decline in domestic same store sales of 7.2%.

Advertising fees increased $5.6 million due to a 5.7% increase in system-wide sales during the thirty-nine weeks ended September 26, 2026.

Company-owned restaurant sales increased $6.9 million, primarily due to the sixteen corporate stores opened or acquired since the comparable period in 2025, including the thirteen stores acquired during the thirty-nine weeks ended September 26, 2026, as previously disclosed.

Cost of sales
The table below presents the major components of cost of sales (dollars in thousands):

	Thirty-Nine Weeks Ended
	September 26, 2026		September 27, 2025
	In dollars	As a % of company-owned restaurant sales	In dollars	As a % of company-owned restaurant sales
Food, beverage and packaging costs	$36,672	36.0%	$34,960	36.8%
Labor costs	24,259	23.8%	22,096	23.2%
Other restaurant operating expenses	18,804	18.4%	16,840	17.7%
Vendor rebates	(2,742)	(2.7)%	(2,314)	(2.4)%
Total cost of sales	$76,993	75.5%	$71,582	75.3%
Food, beverage and packaging costs as a percentage of company-owned restaurant sales were 36.0% in the thirty-nine weeks ended September 26, 2026, compared to 36.8% in the comparable period in 2025. The decrease as a percentage of company-owned restaurant sales was primarily due to an 8.3% decrease in the cost of bone-in chicken wings, which favorably impacted margins, as compared to the prior year period. This was partially offset by increases in fries and packaging costs during the period.
Labor costs as a percentage of company-owned restaurant sales were 23.8% for the thirty-nine weeks ended September 26, 2026, compared to 23.2% in the comparable period in 2025. This increase as a percentage of company-owned restaurant sales was primarily due to increased headcount-related costs associated to the acquisitions during the period and the impact of lower sales on fixed labor costs.
Other restaurant operating expenses as a percentage of company-owned restaurant sales were 18.4% for the thirty-nine weeks ended September 26, 2026, compared to 17.7% in the comparable period in 2025. The increase as a percentage of company-owned restaurant sales was primarily due to increased rent and repair and maintenance expenses related to the acquisitions during the period, as well as the impact of lower sales on other operating expenses..
Advertising expenses
During the thirty-nine weeks ended September 26, 2026, advertising expenses were $203.5 million, an increase of $6.6 million compared to $196.9 million in the comparable period in 2025. Advertising expenses are recognized at the same time the related revenue is recognized, which does not necessarily correlate to the actual timing of the related advertising spend.
Selling, general and administrative (“SG&A”)
During the thirty-nine weeks ended September 26, 2026, SG&A expense was $95.2 million, an increase of $0.1 million compared to $95.0 million in the comparable period in 2025. The increase was primarily driven by an increase in professional fees of $2.9 million, IT service agreement costs of $2.6 million and headcount-related costs of $1.6 million. These increases were substantially offset by a $4.8 million reduction in stock-based compensation expense due to forfeitures recognized in the current period and a $2.2 million reduction in project fees related to IT projects completed in the prior year.
Depreciation and amortization
During the thirty-nine weeks ended September 26, 2026, depreciation and amortization was $23.1 million, an increase of $4.4 million compared to $18.7 million in the comparable period in 2025. The increase in depreciation and amortization was primarily due to capital expenditures placed in service subsequent to the comparable period in 2025 related to our technology investments.
Interest expense, net
During the thirty-nine weeks ended September 26, 2026, interest expense, net was $30.2 million, an increase of $3.6 million compared to $26.6 million in the comparable period in 2025. The increase was primarily driven by a $2.8 million decline in interest income due to lower average cash balances and $0.7 million of additional interest expense.

Investment (income) expense
During the thirty-nine weeks ended September 26, 2026, investment (income) expense was $0.3 million, a decrease of $94.0 million compared to $(93.7) million in the comparable period in 2025. The decrease was driven almost entirely by a non-recurring gain recorded on the sale of the Company’s unconsolidated equity method investment in its United Kingdom franchisee during the fiscal first quarter 2025.
Income tax expense
During the thirty-nine weeks ended September 26, 2026, we recognized income tax expense of $35.0 million yielding an effective tax rate of 27.9%, compared to an effective tax rate of 26.1% in the prior year period. The increase in the effective tax rate was primarily due to an increase in state income taxes and other non-deductible items.
Liquidity and Capital Resources
General. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, and borrowings available under our securitized financing facility. Our primary requirements for liquidity and capital are working capital, general corporate needs, capital expenditures, income tax payments, debt service requirements and dividend payments. We generally utilize available cash flows from operations to invest in our business, service our debt obligations, pay dividends, and execute our share repurchase program. As of September 26, 2026, the Company had $141.2 million of cash, cash equivalents, and restricted cash.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility, including our Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
The following table shows summary cash flows information for the thirty-nine weeks ended September 26, 2026 and September 27, 2025 (in thousands):

	Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025
Net cash provided by (used in):
Operating activities	$129,634	$95,750
Investing activities	(79,531)	14,695
Financing activities	(137,320)	(197,399)
Net change in cash, cash equivalents, and restricted cash	$(87,217)	$(86,954)
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

Net cash provided by operating activities was $129.6 million in the thirty-nine weeks ended September 26, 2026, an increase of $33.9 million from net cash provided by operating activities of $95.8 million in the thirty-nine weeks ended September 27, 2025, primarily related to the changes in accounts payable and other current liabilities, directly related to the timing of payments for expenses, as well as changes in working capital.
Investing activities. Our net cash used in investing activities was $79.5 million in the thirty-nine weeks ended September 26, 2026, a change of $94.2 million from net cash provided by investing activities of $14.7 million in the thirty-nine weeks ended September 27, 2025. The increase in capital expenditures primarily relates to our investments in technology and equipment as well as the acquired thirteen restaurants that were made during the period. The prior year period included proceeds of $107.7 million from the sale of our non-controlling interest in LPH, partially offset by reinvestment in the newly formed entity of $75.4 million, as well as proceeds from the sale of an office building of $17.3 million in the prior year period.
Financing activities. Our net cash used in financing activities was $137.3 million in the thirty-nine weeks ended September 26, 2026, a decrease of $60.1 million from net cash used in financing activities of $197.4 million in the thirty-nine weeks ended

September 27, 2025. The decrease is primarily related to an additional $57 million in common stock repurchased under our share repurchase program in the prior year period compared to the current year period.
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
During the fiscal third quarter of 2026, the Company continued to have a leverage ratio under the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and 2024 Class A-2 Notes of less than 5.0x. Per the terms of the Company’s debt agreements, principal payments can be suspended at the borrower’s election until the repayment date, as long as the Company maintains a leverage ratio of less than 5.0x. Accordingly, the Company elected to suspend payments, and the entire outstanding balance of the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes has been classified as long-term debt due after fiscal year 2026.
Dividends. We paid a quarterly cash dividend of $0.30 per share of common stock in each of the first two quarters of 2026, and a quarterly dividend of $0.33 in the third quarter of 2026, resulting in aggregate declared dividends of $25.6 million during the thirty-nine weeks ended September 26, 2026. On October 27, 2026 the Company’s Board of Directors declared a dividend of $0.33 per share, to be paid on December 4, 2026 to stockholders of record as of November 13, 2026, totaling approximately $9.0 million.
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
Share Repurchase Program. On March 5, 2026, the Company’s Board of Directors authorized the repurchase of up to an additional $300.0 million of its outstanding shares of common stock under its existing share repurchase program (the “Share Repurchase Program”). During the thirty-nine weeks ended September 26, 2026, the Company repurchased and retired 565,012 shares of its common stock at an average price of $182.10 per share. As of September 26, 2026, $288.4 million remained available under the Share Repurchase Program. The authorization for the repurchase continues until all such shares have been repurchased or the repurchase plan is terminated by action of the Company’s Board of Directors.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk. We are exposed to market risks from changes in commodity prices. Many of the food products purchased by us are affected by weather, production, availability and other factors outside of our control, including inflation as compared to the prior year period. Although we enter into arrangements in an effort to mitigate the price volatility of food costs, there are no established fixed price markets for fresh bone-in chicken wings, so we may be subject to prevailing market conditions. Bone-in chicken wings accounted for approximately 19.0% and 20.5% of our company-owned restaurant cost of sales during the thirty-nine weeks ended September 26, 2026 and September 27, 2025, respectively. A hypothetical 10% increase in the bone-in chicken wing costs would have increased costs of sales by approximately $1.5 million during the thirty-nine weeks ended September 26, 2026. We do not engage in speculative financial transactions nor do we hold or issue financial instruments for trading purposes.
Interest Rate Risk. Our long-term debt, including current portion, consisted entirely of the $1.2 billion incurred under the 2020 Class A-2 Notes, the 2022 Class A-2 Notes, and the 2024 Class A-2 Notes as of September 26, 2026 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows, but the Company remains exposed to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate. The Company is exposed to interest rate increases under the Variable Funding Notes; however, the Company had no outstanding borrowings under its Variable Funding Notes as of September 26, 2026.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2026, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 26, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 28, 2025 - January 24, 2026	—	$—	—	$91,341,201
January 25, 2026 - February 21, 2026	56,136	225.82	56,136	78,663,009
February 22, 2026 - March 28, 2026	318,188	204.94	318,188	313,445,915
March 29, 2026 - April 25, 2026	—	—	—	313,445,915
April 26, 2026 - May 23, 2026	—	—	—	313,445,915
May 24, 2026 - June 27, 2026	—	—	—	313,445,915
June 28, 2026 - July 25, 2026	—	—	—	313,445,915
July 26, 2026 - August 22, 2026	190,688	131.12	190,688	288,442,103
August 23, 2026 - September 26, 2026	—	—	—	288,442,103
Total	565,012	$182.10	565,012	$288,442,103
(1) In August 2023, the Company announced a share repurchase program (the “Share Repurchase Program”), authorizing the repurchase of up to $250.0 million of its outstanding shares of common stock. On December 5, 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $500.0 million of its outstanding shares of common stock under the Share Repurchase Program. On March 5, 2026, the Company’s Board of Directors authorized the repurchase of up to an additional $300.0 million of its outstanding shares of common stock under the Share Repurchase Program. The authorization for the repurchase continues until all such shares have been repurchased or the Share Repurchase Program is terminated by action of the Company’s Board of Directors. Since the inception of the Share Repurchase Program in August 2023, we have repurchased and retired 3,150,161 shares of our common stock at an average price of $241.75 per share. As of September 26, 2026, $288.4 million remained available under the Share Repurchase Program.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the thirteen weeks ended September 26, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits
Index to Exhibits

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of Wingstop Inc., as amended through May 21, 2026, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-37425) on July 29, 2026 and incorporated by reference herein.

3.2
Amended and Restated Bylaws of Wingstop Inc., effective as of May 21, 2026, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37425) on May 22, 2026 and incorporated by reference herein.

10.1*	Offer Letter, dated July 2, 2026, by and between Wingstop Restaurants Inc. and Jonathan Truppman
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101 INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

* Filed herewith.
** Furnished, not filed.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wingstop Inc.
(Registrant)

Date:	October 28, 2026	By:	/s/ Michael J. Skipworth
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2026	By:	/s/ Alex R. Kaleida
Chief Financial Officer
(Principal Financial and Accounting Officer)